Form 10-Q
period 2019-09-30
Pivotal Investment Corp II
filed 2019-11-14
CIK 1772720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2019, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

PART I—FINANCIAL INFORMATION

PIVOTAL INVESTMENT CORPORATION II

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2019

(Unaudited)

ASSETS
Current Assets
Cash	$929,568
Prepaid income taxes	7,808
Prepaid expenses and other current assets	98,367

Total Current Assets	1,035,743
Marketable securities held in Trust Account	230,974,128

Total Assets	$232,009,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$90,926
Accrued offering costs	10,000

Total Current Liabilities	100,926

Deferred tax liability	4,822
Deferred underwriting fee	8,050,000

Total Liabilities	8,155,748

Commitments
Common stock subject to possible redemption, 21,797,092 shares at redemption value	218,854,115

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A Common stock, $0.0001 par value; 75,000,000 shares authorized; 1,202,908 shares issued and outstanding (excluding 21,797,092 shares subject to possible redemption)	120
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	4,334,486
Retained earnings	664,827

Total Stockholders’ Equity	5,000,008

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$232,009,871

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2019	For the Period from March 20, 2019 (Inception) Through September 30, 2019
Formation and operating costs	$131,890	$132,574

Loss from operations	(131,890)	(132,574)
Other income:
Interest income on marketable securities held in Trust Account	951,166	951,166
Unrealized gain on marketable securities held in Trust Account	22,962	22,962

Other income	974,128	974,128

Income before provision for income taxes	842,238	841,554
Provision for income taxes	(176,727)	(176,727)

Net income	$665,511	$664,827

Weighted average shares outstanding, basic and diluted (1)	6,595,280	5,756,524

Basic and diluted net loss per share (2)	$(0.01)	$(0.01)

(1)	Excludes an aggregate of 21,797,092 shares subject to possible redemption.
(2)

Net loss per share – basic and diluted excludes interest income attributable to shares subject to possible redemption of $708,312 for each of the three months ended September 30, 2019 and for the period from March 20, 2019 through September 30, 2019 (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	(Accumulated Deficit)/ Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance – March 20, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(375)	(375)

Balance – March 31, 2019 (unaudited)	—	—	5,750,000	575	24,425	(375)	24,625

Net loss	—	—	—	—	—	(309)	(309)

Balance – June 30, 2019 (unaudited)	—	—	5,750,000	575	24,425	(684)	24,316

Sale of 23,000,000 Units, net of underwriting discount and offering expenses	23,000,000	2,300	—	—	216,811,996	—	216,814,296

Sale of 6,350,000 Private Placement Warrants	—	—	—	—	6,350,000	—	6,350,000

Common stock subject to possible redemption	(21,797,092)	(2,180)	—	—	(218,851,935)	—	(218,854,115)

Net income	—	—	—	—	—	665,511	665,511

Balance – September 30, 2019 (unaudited)	1,202,908	$120	5,750,000	$575	$4,334,486	$664,827	$5,000,008

(1)	Included an aggregate of up to 750,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 20, 2019 (INCEPTION) THROUGH SEPTEMBER 30, 2019

(Unaudited)

Cash Flows from Operating Activities:
Net income	$664,827
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(951,166)
Unrealized gain on marketable securities held in Trust Account	(22,962)
Deferred tax provision	4,822
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(98,367)
Prepaid income taxes	(7,808)
Accounts payable and accrued expenses	90,926

Net cash used in operating activities	(319,728)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)

Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from sale of Private Placement Warrants	6,350,000
Proceeds from promissory note – related party	125,000
Repayment of promissory note – related party	(125,000)
Payment of offering costs	(525,704)

Net cash provided by financing activities	231,249,296

Net Change in Cash	929,568
Cash – Beginning	—

Cash – Ending	$929,568

Supplemental cash flow information:
Cash paid for income taxes	$179,713

Non-cash Investing and Financing Activities:
Deferred underwriting fee payable	$8,050,000

Initial classification of common stock subject to possible redemption	$218,188,500

Change in value of common stock subject to possible redemption	$665,615

Offering costs charged to additional paid in capital	$535,704

Accrued offering costs in deferred offering	$10,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

As of September 30, 2019, the Company had not commenced any operations. All activity through September 30, 2019 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and after the Initial Public Offering, identifying a target company for a Business Combination.

The registration statement for the Company’s Initial Public Offering was declared effective by the Securities and Exchange Commission (the “SEC”) on July 11, 2019. On July 16, 2019, the Company consummated the Initial Public Offering of 23,000,000 units (“Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), including 3,000,000 Units subject to the underwriters’ over-allotment option, generating total gross proceeds of $230,000,000, which is described in Note 3.

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

PIVOTAL INVESTMENT CORPORATION II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per share or (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party (including target businesses) who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

PIVOTAL INVESTMENT CORPORATION II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 15, 2019, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on July 16, 2019 and July 22, 2019. The interim results for the three months ended September 30, 2019 and for the period from March 20, 2019 (inception) through September 30, 2019 are not necessarily indicative of the results to be expected for the period ending December 31, 2019 or for any future periods.

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

Marketable securities held in Trust Account

At September 30, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

PIVOTAL INVESTMENT CORPORATION II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 11,900,000 shares of Class A common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the period presented.

PIVOTAL INVESTMENT CORPORATION II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30, 2019	For the Period from March 20, 2019 (Inception) Through September 30, 2019
Net income	$665,511	$664,827
Less: Income attributable to common stock subject to possible redemption	(708,312)	(708,312)

Adjusted net loss	$(42,801)	$(43,485)

Weighted average shares outstanding, basic and diluted	6,595,280	5,756,524

Basic and diluted net loss per share	$(0.01)	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2019, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

PIVOTAL INVESTMENT CORPORATION II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Note 5 — Related Party Transactions

Founder Shares

On March 29, 2019, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination on a one-for-one basis, subject to adjustments, as described in Note 7. As of September 30, 2019, the Sponsor transferred certain Founder Shares to the officers and directors of the Company.

The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ option to purchase additional units was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to exercise their over-allotment in full on July 16, 2019, 750,000 Founder Shares are no longer subject to forfeiture.

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

PIVOTAL INVESTMENT CORPORATION II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 75,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2019, there were 1,202,908 shares of Class A common stock issued or outstanding, excluding 21,797,092 shares of common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2019, there were 5,750,000 shares of Class B common stock issued and outstanding, As a result of the underwriter’s election to exercise their over-allotment in full on July 16, 2019, 750,000 Founder Shares are no longer subject to forfeiture.

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

PIVOTAL INVESTMENT CORPORATION II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

PIVOTAL INVESTMENT CORPORATION II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Note 8 — Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 3, 2019
Assets:
Marketable securities held in Trust Account	1	$230,974,128

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Pivotal Investment Corporation II. References to our “management” or our “management team” refer to our officers and directors, references to the “sponsor” refer to Pivotal Investment Holdings II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

Our only activities from March 20, 2019 (inception) through September 30, 2019 were organizational activities and those necessary to consummate the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September, we had net income of $665,511, which consists of interest income on marketable securities held in the Trust Account of $951,166 and an unrealized gain on marketable securities held in our Trust Account of $22,962, offset by operating costs of $131,890, and a provision for income taxes of $176,727.

For the period from March 20, 2019 (inception) through September 30, 2019, we had net income of $664,827, which consists of interest income on marketable securities held in the Trust Account of $951,166 and an unrealized gain on marketable securities held in our Trust Account of $22,962, offset by operating costs of $132,574, and a provision for income taxes of $176,727.

Liquidity and Capital Resources

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

For the period from March 20, 2019 (inception) through September 30, 2019, cash used in operating activities was $319,728. Net income of $664,827 was affected by interest earned on marketable securities held in the Trust Account of $951,166, an unrealized gain on marketable securities held in our Trust Account of $22,962 and a deferred tax provision of $4,822. Changes in operating assets and liabilities used $15,249 of cash for operating activities.

As of September 30, 2019, we had marketable securities held in the Trust Account of $230,974,128 (including approximately $974,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2019, we did not withdraw any interest earned on the Trust Account.

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

As of September 30, 2019, we had cash held outside of the Trust Account of $929,568. We intend to use the funds held outside the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of September 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

Net loss per common share

We apply the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2019, we were not subject to any market or interest rate risk. The net proceeds held in the trust account may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

PIVOTAL INVESTMENT CORPORATION II

Date: November 14, 2019		/s/ Jonathan J. Ledecky
	Name:	Jonathan J. Ledecky
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2019		/s/ James Brady
	Name:	James Brady
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)