Form 10-Q
period 2020-03-31
Pivotal Investment Corp II
filed 2020-05-14
CIK 1772720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 14, 2020, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding, respectively.

PART I—FINANCIAL INFORMATION

PIVOTAL INVESTMENT CORPORATION II

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets
Cash	$965,957	$624,943
Prepaid income taxes	—	43,841
Prepaid expenses and other current assets	49,793	72,733

Total Current Assets	1,015,750	741,517
Marketable securities held in Trust Account	232,178,457	231,919,897

TOTAL ASSETS	$233,194,207	$232,661,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$133,699	$204,393
Accrued offering costs	10,000	10,000
Income taxes payable	93,805	—

Total Current liabilities	237,504	214,393
Deferred tax liability	—	1,707
Deferred underwriting fee	8,050,000	8,050,000

Total Liabilities	8,287,504	8,266,100

Commitments
Class A common stock subject to possible redemption 21,797,839 and 21,768,560 shares at redemption value at March 31, 2020 and December 31, 2019, respectively	219,906,695	219,395,310

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 75,000,000 shares authorized; 1,202,161 and 1,231,440 shares issued and outstanding (excluding 21,797,839 and 21,768,560 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	120	123
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	575	575
Additional paid-in capital	3,281,906	3,793,288
Retained earnings	1,717,407	1,206,018

Total Stockholders’ Equity	5,000,008	5,000,004

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$233,194,207	$232,661,414

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2020	For the period from March 20, 2019 (inception) through March 31, 2019
Operating and formation costs	$131,264	$375

Loss from operations	(131,264)	(375)

Other income:
Interest income on marketable securities held in Trust Account	778,592	—

Income (loss) before provision for income taxes	647,328	(375)
Provision for income taxes	(135,939)	—

Net income (loss)	$511,389	$(375)

Weighted average shares outstanding, basic and diluted (1)	6,981,440	5,000,000

Basic and diluted net loss per common share (2)	$(0.01)	$(0.00)

(1)

Excludes an aggregate of 21,797,839 shares subject to possible redemption at March 31, 2020. Excluded an aggregate of up to 750,000 shares subject to forfeiture if the underwriters’ option to purchase additional units was not exercised in full or in part at March 31, 2019.

(2)	Net loss per share – basic and diluted excludes interest income attributable to shares subject to possible redemption of $561,657 for the three months ended March 31, 2020 (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2020	1,231,440	$123	5,750,000	$575	$3,793,288	$1,206,018	$5,000,004
Change in value of Class A common stock subject to possible redemption	(29,279)	(3)	—	—	(511,382)	—	(511,385)
Net income	—	—	—	—	—	511,389	511,389

Balance – March 31, 2020	1,202,161	$120	5,750,000	$575	$3,281,906	$1,717,407	$5,000,008

FOR THE PERIOD FROM MARCH 20, 2019 (INCEPTION) TO MARCH 31, 2019

	Class B Common Stock (1)		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance – March 20, 2019 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(375)	(375)

Balance – March 31, 2019	5,750,000	$575	$24,425	$(375)	$24,625

(1)	Included an aggregate of up to 750,000 shares subject to forfeiture if the underwriters’ option to purchase additional units was not exercised in full or in part (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2020	For the Period from March 20, 2019 (Inception) Through March 31, 2019
Cash Flows from Operating Activities:
Net income (loss)	$511,389	$(375)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(778,592)	—
Deferred tax provision	(1,707)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	22,940	—
Prepaid income taxes	43,841	—
Accounts payable and accrued expenses	(70,694)	375
Income taxes payable	93,805	375

Net cash used in operating activities	(179,018)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	520,032	—

Net cash provided by investing activities	520,032	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Payment of offering costs	—	(25,000)

Net cash provided by financing activities	—	—

Net Change in Cash	341,014	—
Cash – Beginning	624,943	—

Cash – Ending	$965,957	$—

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$511,385	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

As of March 31, 2020, the Company had not commenced any operations. All activity through March 31, 2020 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and after the Initial Public Offering, identifying a target company for a Business Combination.

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

Transaction costs amounted to $13,185,704, consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $535,704 of other costs. In addition, at March 31, 2020, cash of $965,957 was held outside of the Trust Account and is available for working capital purposes.

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

MARCH 31, 2020

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

The Company has until January 16, 2021 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period (and the Company’s stockholders do not approve an amendment to the Company’s amended and restated certificate of incorporation to extend such period), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

PIVOTAL INVESTMENT CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 30, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

PIVOTAL INVESTMENT CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At March 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. At December 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Through March 31, 2020, the Company has withdrawn $520,032 of interest earned on the Trust Account to pay for its franchise and income tax obligations.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions.

PIVOTAL INVESTMENT CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. At March 31, 2019, weighted average shares were reduced for the effect of an aggregate of 750,000 shares of common stock that were subject to forfeiture if the option to purchase additional units was not exercised by the underwriter. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 11,900,000 shares of Class A common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Reconciliation of Net Loss per Common Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended March 31,	For the Period from March 20, 2019 (Inception) Through March 31,
	2020	2019
Net income (loss)	$511,389	$(375)
Less: Income attributable to common stock subject to possible redemption	(561,657)	—

Adjusted net loss	$(50,268)	$(375)

Weighted average shares outstanding, basic and diluted	6,981,440	5,000,000

Basic and diluted net loss per common share	$(0.01)	$(0.00)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

PIVOTAL INVESTMENT CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

PIVOTAL INVESTMENT CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 75,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 1,202,161 and 1,231,440 shares of Class A common stock issued or outstanding, excluding 21,797,839 and 21,768,560 shares of common stock subject to possible redemption, respectively.

PIVOTAL INVESTMENT CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

PIVOTAL INVESTMENT CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$232,178,457	$231,919,897

PIVOTAL INVESTMENT CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

Our only activities from March 20, 2019 (inception) through March 31, 2020 were organizational activities, those necessary to consummate the Initial Public Offering and, subsequent to our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2020, we had net income of $511,389, which consists of interest income on marketable securities held in the Trust Account of $778,592 offset by operating costs of $131,264 and a provision for income taxes of $135,939.

For the period from March 20, 2019 (inception) through March 31, 2019, we had net loss of $375, which consists of formation and operating costs.

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

For the three months ended March 31, 2020, cash used in operating activities was $179,018. Net income of $511,389 was offset by interest earned on marketable securities held in the Trust Account of $778,592 and a deferred tax benefit of $1,707. Changes in operating assets and liabilities provided $89,892 of cash for operating activities.

As of March 31, 2020, we had marketable securities held in the Trust Account of $232,178,457 (including approximately $2,178,000 of interest income) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2020, we have withdrawn $520,032 of interest earned on the Trust Account to pay for our franchise and income tax obligations.

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

As of March 31, 2020, we had cash held outside of the Trust Account of $965,957. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2020, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In March 2019, we issued to our Sponsor an aggregate of 5,750,000 shares of Class B common stock in exchange for a capital contribution of $25,000, or approximately $0.004 per share. Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

On July 16, 2019, we consummated the Offering of 23,000,000 Units, including 3,000,000 Units subject to the underwriters’ over-allotment option. Each unit consisted of one share of Class A common stock and one redeemable warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share. The Units were sold at an offering price of $10.00 per unit, generating gross proceeds of $230,000,000. Cantor Fitzgerald & Co. acted as the sole book-running manager and BTIG, LLC acted as lead manager of the offering. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333- 232019) which was declared effective on July 11, 2019.

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

PIVOTAL INVESTMENT CORPORATION II

Date: May 14, 2020		/s/ Jonathan J. Ledecky
	Name:	Jonathan J. Ledecky
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2020		/s/ James Brady
	Name:	James Brady
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)