Form 10-Q
period 2020-06-30
Pivotal Investment Corp II
filed 2020-08-14
CIK 1772720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 14, 2020, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding, respectively.

PART I—FINANCIAL INFORMATION

PIVOTAL INVESTMENT CORPORATION II

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$752,835	$624,943
Prepaid income taxes	—	43,841
Prepaid expenses and other current assets	74,047	72,733

Total Current Assets	826,882	741,517
Marketable securities held in Trust Account	232,265,211	231,919,897

TOTAL ASSETS	$233,092,093	$232,661,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$160,853	$204,393
Accrued offering costs	10,000	10,000
Income taxes payable	66,658	—

Total Current liabilities	237,511	214,393
Deferred tax liability	—	1,707
Deferred underwriting fee	8,050,000	8,050,000

Total Liabilities	8,287,511	8,266,100

Commitments
Common stock subject to possible redemption 21,775,816 and 21,768,560 shares at redemption value at June 30, 2020 and December 31, 2019, respectively	219,804,573	219,395,310

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 75,000,000 shares authorized; 1,224,184 and 1,231,440 shares issued and outstanding (excluding 21,775,816 and 21,768,560 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	122	123
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	575	575
Additional paid-in capital	3,384,026	3,793,288
Retained earnings	1,615,286	1,206,018

Total Stockholders’ Equity	5,000,009	5,000,004

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$233,092,093	$232,661,414

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,	For the period from March 20, 2019 (inception) through June 30,
	2020	2019	2020	2019
Operating costs	$216,022	$79	$347,286	$454

Loss from operations	(216,022)	(79)	(347,286)	(454)

Other income:
Interest income on marketable securities held in Trust Account	86,754	—	865,346	—

(Loss) income before benefit (provision) for income taxes	(129,268)	(79)	518,060	(454)
Benefit (provision) for income taxes	27,147	—	(108,792)	—

Net (loss) income	$(102,121)	$(79)	$409,268	$(454)

Weighted average shares outstanding, basic and diluted (1)	6,952,161	5,000,000	6,966,801	5,000,000

Basic and diluted net loss per common share (2)	$(0.02)	$(0.00)	$(0.03)	$(0.00)

(1)

Excludes an aggregate of 21,775,816 shares subject to possible redemption at June 30, 2020. Excluded an aggregate of up to 750,000 shares subject to forfeiture if the underwriters’ option to purchase additional units was not exercised in full or in part at June 30, 2019.

(2)

Net loss per share – basic and diluted excludes interest income attributable to shares subject to possible redemption of $60,501 and $621,625 for the three and six months ended June 30, 2020, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2020	1,231,440	$123	5,750,000	$575	$3,793,288	$1,206,018	$5,000,004
Change in value of common stock subject to possible redemption	(29,279)	(3)	—	—	(511,382)	—	(511,385)
Net income	—	—	—	—	—	511,389	511,389

Balance – March 31, 2020	1,202,161	120	5,750,000	575	3,281,906	1,717,407	5,000,008
Change in value of common stock subject to possible redemption	22,023	2	—	—	102,120	—	102,122
Net loss	—	—	—	—	—	(102,121)	(102,121)

Balance – June 30, 2020	1,224,184	$122	5,750,000	$575	$3,384,026	$1,615,286	$5,000,009

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND

FOR THE PERIOD FROM MARCH 20, 2019 (INCEPTION) TO JUNE 30, 2019

	Class B Common Stock (1)		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance – March 20, 2019 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(375)	(375)

Balance – March 31, 2019	5,750,000	575	24,425	(375)	24,625
Net loss	—	—	—	(79)	(79)

Balance – June 30, 2019	5,750,000	$575	$24,425	$(454)	$24,546

(1)	Included an aggregate of up to 750,000 shares subject to forfeiture if the underwriters’ option to purchase additional units was not exercised in full or in part (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,	For the Period from March 20, 2019 (Inception) Through June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$409,268	$(454)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(865,346)	—
Deferred tax provision	(1,707)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,314)	—
Prepaid income taxes	43,841	375
Accounts payable and accrued expenses	(43,540)	—
Income taxes payable	66,658	—

Net cash used in operating activities	(392,140)	(79)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	520,032	—

Net cash provided by investing activities	520,032	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note – related party	—	125,000
Payment of offering costs	—	(112,876)

Net cash provided by financing activities	—	37,124

Net Change in Cash	127,892	37,045
Cash – Beginning	624,943	—

Cash – Ending	$752,835	$37,045

Non-cash investing and financing activities:

Change in value of common stock subject to possible redemption	$409,263	$—

Deferred offering costs included in accrued offering costs	$—	$20,860

The accompanying notes are an integral part of the unaudited condensed financial statements.

PIVOTAL INVESTMENT CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

As of June 30, 2020, the Company had not commenced any operations. All activity through June 30, 2020 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and after the Initial Public Offering, identifying a target company for a Business Combination.

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

Transaction costs amounted to $13,185,704, consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $535,704 of other costs. In addition, at June 30, 2020, cash of $752,835 was held outside of the Trust Account and is available for working capital purposes.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 30, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At June 30, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. At December 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Through June 30, 2020, the Company has withdrawn $520,032 of interest earned on the Trust Account to pay for its franchise and income tax obligations.

PIVOTAL INVESTMENT CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. At June 30, 2019, weighted average shares were reduced for the effect of an aggregate of 750,000 shares of common stock that were subject to forfeiture if the option to purchase additional units was not exercised by the underwriter. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 11,900,000 shares of Class A common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Reconciliation of Net Loss per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

PIVOTAL INVESTMENT CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from March 20, 2019 (Inception) Through June 30,
	2020	2019	2020	2019
Net income (loss)	$(102,121)	$(79)	$409,268	$(454)
Less: Income attributable to common stock subject to possible redemption	(60,501)	—	(621,625)	—

Adjusted net loss	$(162,622)	$(79)	$(212,357)	$(454)

Weighted average shares outstanding, basic and diluted	6,952,161	5,000,000	6,966,801	5,000,000

Basic and diluted net loss per common share	$(0.02)	$(0.00)	$(0.03)	$(0.00)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

PIVOTAL INVESTMENT CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 75,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 1,224,184 and 1,231,440 shares of Class A common stock issued or outstanding, excluding 21,775,816 and 21,768,560 shares of common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

PIVOTAL INVESTMENT CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

PIVOTAL INVESTMENT CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$232,265,211	$231,919,897

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

Results of Operations

Our only activities from March 20, 2019 (inception) through June 30, 2020 were organizational activities, those necessary to consummate the Initial Public Offering and, subsequent to our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2020, we had net loss of $102,121, which consists of operating costs of $216,022, offset by interest income on marketable securities held in the Trust Account of $86,754 and income tax benefit of $27,147.

For the six months ended June 30, 2020, we had net income of $409,268, which consists of interest income on marketable securities held in the Trust Account of $865,346 offset by operating costs of $347,286 and a provision for income taxes of $108,792.

For the three months ended June 30, 2019, we had net loss of $79, which consists of formation and operating costs.

For the period from March 20, 2019 (inception) through June 30, 2019, we had net loss of $454, which consists of formation and operating costs.

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

For the six months ended June 30, 2020, cash used in operating activities was $392,140. Net income of $409,268 was offset by interest earned on marketable securities held in the Trust Account of $865,346 and a deferred tax benefit of $1,707. Changes in operating assets and liabilities provided $65,645 of cash for operating activities.

As of June 30, 2020, we had marketable securities held in the Trust Account of $232,265,211 (including approximately $2,265,000 of interest income) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2020, we have withdrawn $520,032 of interest earned on the Trust Account to pay for our franchise and income tax obligations.

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

As of June 30, 2020, we had cash held outside of the Trust Account of $752,835. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2020, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

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

PIVOTAL INVESTMENT CORPORATION II

Date: August 14, 2020		/s/ Jonathan J. Ledecky
	Name:	Jonathan J. Ledecky
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2020		/s/ James Brady
	Name:	James Brady
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)