Form 10-Q
period 2020-09-30
Pivotal Investment Corp II
filed 2020-11-10
CIK 1772720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 10, 2020, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding, respectively.

PART I—FINANCIAL INFORMATION

PIVOTAL INVESTMENT CORPORATION II

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$535,515	$624,943
Prepaid income taxes	100,108	43,841
Prepaid expenses and other current assets	38,273	72,733

Total Current Assets	673,896	741,517

Marketable securities held in Trust Account	232,286,222	231,919,897

TOTAL ASSETS	$232,960,118	$232,661,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,922,060	$204,393
Accrued offering costs	10,000	10,000

Total Current liabilities	1,932,060	214,393

Deferred tax liability	—	1,707
Deferred underwriting fee	8,050,000	8,050,000

Total Liabilities	9,982,060	8,266,100

Commitments
Common stock subject to possible redemption 21,582,057 and 21,768,560 shares at redemption value at September 30, 2020 and December 31, 2019, respectively	217,978,057	219,395,310

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 75,000,000 shares authorized; 1,417,943 and 1,231,440 shares issued and outstanding (excluding 21,582,057 and 21,768,560 shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	142	123
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	575	575
Additional paid-in capital	5,210,522	3,793,288
(Accumulated deficit)/retained earnings	(211,238)	1,206,018

Total Stockholders’ Equity	5,000,001	5,000,004

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$232,960,118	$232,661,414

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PIVOTAL INVESTMENT CORPORATION II

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the period from March 20, 2019 (inception) through September 30,
	2020	2019	2020	2019
Operating costs	$1,871,654	$131,890	$2,218,940	$132,574

Loss from operations	(1,871,654)	(131,890)	(2,218,940)	(132,574)

Other income:
Interest income on marketable securities held in Trust Account	21,011	951,166	886,357	951,166
Unrealized gain on marketable securities held in Trust Account	—	22,962	—	22,962

Other income	21,011	974,128	886,357	974,128

(Loss) income before income taxes	(1,850,643)	842,238	(1,332,583)	841,544
Benefit (provision) for income taxes	24,119	(176,727)	(84,673)	(176,727)

Net (loss) income	$(1,826,524)	$665,511	$(1,417,256)	$664,827

Weighted average shares outstanding, basic and diluted (1)	6,974,184	6,595,280	6,969,280	5,756,524

Basic and diluted net loss per common share (2)	$(0.26)	$(0.01)	$(0.29)	$(0.01)

(1)	Excludes an aggregate of 21,582,057 and 21,797,092 shares subject to possible redemption at September 30, 2020 and 2019.
(2)

Net loss per share – basic and diluted excludes interest income attributable to shares subject to possible redemption of $0 and $611,540 for the three and nine months ended September 30, 2020, respectively, and $708,312 for the three months ended September 30, 2019 and for the period from March 20, 2019 through September 30, 2019, respectively. (see Note 2).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PIVOTAL INVESTMENT CORPORATION II

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2020	1,231,440	$123	5,750,000	$575	$3,793,288	$1,206,018	$5,000,004
Change in value of common stock subject to possible redemption	(29,279)	(3)	—	—	(511,382)	—	(511,385)
Net income	—	—	—	—	—	511,389	511,389

Balance – March 31, 2020	1,202,161	120	5,750,000	575	3,281,906	1,717,407	5,000,008
Change in value of common stock subject to possible redemption	22,023	2	—	—	102,120	—	102,122
Net loss	—	—	—	—	—	(102,121)	(102,121)

Balance – June 30, 2020	1,224,184	122	5,750,000	575	3,384,026	1,615,286	5,000,009
Change in value of common stock subject to possible redemption	193,759	20	—	—	1,826,496	—	1,826,516
Net loss	—	—	—	—	—	(1,826,524)	(1,826,524)

Balance – September 30, 2020	1,417,943	$142	5,750,000	$575	$5,210,522	$(211,238)	$5,000,001

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND

FOR THE PERIOD FROM MARCH 20, 2019 (INCEPTION) TO SEPTEMBER 30, 2019

	Class A Common Stock		Class B Common Stock		Additional	(Accumulated Deficit)/ Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Equity
Balance – March 20, 2019 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(375)	(375)

Balance – March 31, 2019	—	—	5,750,000	575	24,425	(375)	24,625
Net loss	—	—	—	—	—	(309)	(309)

Balance – June 30, 2019	—	—	5,750,000	575	24,425	(684)	24,316
Sale of 23,000,000 Units, net of underwriting discount and offering expenses	23,000,000	2,300	—	—	216,811,996	—	216,814,296
Sale of 6,350,000 Private Placement Warrants	—	—	—	—	6,350,000	—	6,350,000
Common stock subject to possible redemption	(21,797,092)	(2,180)	—	—	(218,851,935)	—	(218,854,115)
Net income	—	—	—	—	—	665,511	665,511

Balance – September 30, 2019	1,202,908	$120	5,750,000	$575	$4,334,486	$664,827	$5,000,008

(1)	Included an aggregate of up to 750,000 shares subject to forfeiture if the underwriters’ option to purchase additional units was not exercised in full or in part (see Note 7).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PIVOTAL INVESTMENT CORPORATION II

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,	For the Period from March 20, 2019 (Inception) Through September 30,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(1,417,256)	$664,827
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(886,357)	(951,166)
Unrealized gain on marketable securities held in Trust Account	—	(22,962)
Deferred tax provision	(1,707)	4,822
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	34,460	(98,367)
Prepaid income taxes	(56,267)	(7,808)
Accounts payable and accrued expenses	1,717,667	90,926

Net cash used in operating activities	(609,460)	(319,728)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	520,032	(230,000,000)

Net cash provided by (used in) investing activities	520,032	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	225,400,000
Proceeds from sale of Private Placement Warrants	—	6,350,000
Proceeds from promissory note – related party	—	125,000
Repayment of promissory note – related party	—	(125,000)
Payment of offering costs	—	(525,704)

Net cash provided by financing activities	—	231,249,296

Net Change in Cash	(89,428)	929,568
Cash – Beginning	624,943	—

Cash – Ending	$535,515	$929,568

Supplemental cash flow information:
Cash paid for income taxes	$142,647	$179,713

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$218,188,500

Change in value of common stock subject to possible redemption	$(1,417,253)	$665,615

Offering costs included in accrued offering costs	$—	$535,704

Deferred underwriting fee payable	$—	$8,050,000

Accrued offering costs in deferred offering	$—	$10,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PIVOTAL INVESTMENT CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

The Company has one subsidiary, PIC II Merger Sub Corp., a wholly owned subsidiary of the Company incorporated in Delaware on September 4, 2020 (“Merger Sub”).

As of September 30, 2020, the Company had not commenced any operations. All activity through September 30, 2020 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and after the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the potential Business Combination with XL Hybrids, Inc., a Delaware corporation (“XL”) (see Note 6).

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

Transaction costs amounted to $13,185,704, consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $535,704 of other costs. In addition, at September 30, 2020, cash of $535,515 was held outside of the Trust Account and is available for working capital purposes.

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

PIVOTAL INVESTMENT CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

PIVOTAL INVESTMENT CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 30, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

PIVOTAL INVESTMENT CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Marketable Securities Held in Trust Account

At September 30, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. At December 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Through September 30, 2020, the Company has withdrawn $520,032 of interest earned on the Trust Account to pay for its franchise and income tax obligations.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 11,900,000 shares of Class A common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Reconciliation of Net Loss per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company.

PIVOTAL INVESTMENT CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from March 20, 2019 (Inception) Through September 30,
	2020	2019	2020	2019
Net (loss) income	$(1,826,524)	$665,511	$(1,417,256)	$664,827
Less: Income attributable to common stock subject to possible redemption	—	(708,312)	(611,540)	(708,312)

Adjusted net loss	$(1,826,524)	$(42,801)	$(2,028,796)	$(43,485)

Weighted average shares outstanding, basic and diluted	6,974,184	6,595,280	6,969,280	5,756,524

Basic and diluted net loss per common share	$(0.26)	$(0.01)	$(0.29)	$(0.01)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

PIVOTAL INVESTMENT CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. There were no Working Capital Loans outstanding as of September 30, 2020.

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

PIVOTAL INVESTMENT CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Merger Agreement

On September 17, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Merger Sub and XL.

Pursuant to the Merger Agreement, Merger Sub will merge with and into XL, with XL surviving the merger (the “Merger”). As a result of the Merger, XL will become a wholly-owned subsidiary of the Company, with the securityholders of XL becoming securityholders of the Company. In connection with the Merger, an aggregate of 100,000,000 shares of the Company’s stock will be being issued or reserved for issuance to XL securityholders. Additionally, in connection with the proposed transaction with XL, the Company intends to ask stockholders to approve an amendment to its certificate of incorporation to combine the Company’s Class A and Class B common stock into one single class of common stock and increase the number of shares of common stock authorized to 350,000,000 shares.

Immediately prior to the effective time of the Merger (the “Effective Time”), XL will cause each share of XL’s preferred stock (the “XL Preferred Stock”) that is issued and outstanding immediately prior to the Effective Time to be automatically converted into shares of XL’s common stock, (the “XL Common Stock” and, together with the XL Preferred Stock, the “XL Stock”) in accordance with the terms of XL’s amended and restated certificate of incorporation. All of the shares of XL Preferred Stock so converted into shares of XL Common Stock will no longer be issued and outstanding and will cease to exist, and each holder of XL Preferred Stock will thereafter cease to have any rights with respect to such shares of XL Preferred Stock.

At the Effective Time, by virtue of the Merger:

•

Each share of XL Common Stock issued and outstanding immediately prior to the Effective Time (including each share of XL Common Stock issued as a result of the conversion of XL Preferred Stock described above and any conversion or exchange of XL’s convertible promissory notes (each, a “XL Convertible Note”)) will be automatically converted into the right to receive that number of shares of the Company’s common stock (“Pivotal Common Stock”) equal to the Exchange Ratio described below.

•

Each outstanding option to purchase shares of XL Common Stock, whether or not exercisable and whether or not vested, immediately prior to the Effective Time (each, an “XL Option”) will be assumed by the Company and converted into an option to purchase a number of shares of Pivotal Common Stock equal to the product of (x) the number of shares of XL Common Stock subject to such XL Option immediately prior to the Effective Time and (y) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such XL Option immediately prior to the Effective Time divided by (B) the Exchange Ratio.

•

Each warrant, issued by XL and outstanding immediately prior to the Effective Time, to purchase shares of XL Stock (each, an “XL Warrant”) will be automatically assumed by Pivotal and will become a warrant to acquire, on the same terms and conditions as were applicable under each such XL Warrant, a number of shares of Pivotal Common Stock equal to the product of (x) the number of shares of XL Stock subject to such XL Warrant immediately prior to the Effective Time as adjusted pursuant to the terms of such XL Warrant and (y) the Exchange Ratio, at an exercise price equal to (A) the exercise price of such XL Warrant immediately prior to the Effective Time as adjusted pursuant to the terms of such XL Warrant divided by (B) the Exchange Ratio.

The “Exchange Ratio” is the quotient obtained by dividing (i) 100,000,000 by (i) the sum of (a) the number of issued and outstanding shares of XL Common Stock immediately prior to the Effective Time (including all shares of XL Common Stock issued as a result of the conversion or exchange of XL Preferred Stock and XL Convertible Notes) plus (b) the number of shares of XL Common Stock issuable upon the exercise, conversion or other exchange of XL Convertible Notes, XL Options and XL Warrants which are not converted, exchanged or exercised prior to the Effective Time and are to remain outstanding as of and immediately following the Effective Time plus (c) the number of shares of XL Common Stock issuable upon the exercise, conversion or other exchange of any other debt or equity securities of XL outstanding immediately prior to the Effective Time.

Subscription Agreements

On September 17, 2020, the Company entered into subscription agreements (“Subscription Agreements”) with certain accredited investors (“Investors”), pursuant to which in connection with the Merger, the Company will issue an aggregate of 15,000,000 shares of Pivotal Common Stock to the Investors at a price of $10.00 per share, for aggregate gross proceeds to the Company of $150,000,000 (the “PIPE Offering”). The closing of the PIPE Offering is conditioned upon, among other customary closing conditions, (i) the Company receiving shareholder approval of the issuance of the shares of Pivotal Common Stock to be issued to the Investors pursuant to the rules and regulations of the NYSE and (ii) the Company and XL consummating the Merger prior to or substantially concurrently with the closing of the PIPE Offering.

PIVOTAL INVESTMENT CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Merger Agreement.

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 75,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 1,417,943 and 1,231,440 shares of Class A common stock issued or outstanding, excluding 21,582,057 and 21,768,560 shares of common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

PIVOTAL INVESTMENT CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$232,286,222	$231,919,897

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Recent Developments

On September 17, 2020, we entered into the Merger Agreement with Merger Sub and XL, pursuant to which Merger Sub will merge with and into XL, with XL surviving the merger. As a result of the Merger, XL will become our wholly-owned subsidiary, with the securityholders of XL becoming our securityholders. In connection with the Merger, an aggregate of 100,000,000 shares of our stock will be being issued or reserved for issuance to XL securityholders. See Note 6 to Item 1 above for a description of the Merger Agreement and the transactions contemplated thereby.

Results of Operations

Our only activities from inception through September 30, 2020 were organizational activities, those necessary to consummate the Initial Public Offering and, subsequent to our Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the potential Business Combination with XL. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had net loss of $1,826,524, which consists of operating costs of $1,871,654, offset by interest income on marketable securities held in the Trust Account of $21,011 and an income tax benefit of $24,119.

For the nine months ended September 30, 2020, we had net loss of $1,417,256, which consists of operating costs of $2,218,940 and a provision for income taxes of $84,673, offset by interest income on marketable securities held in the Trust Account of $886,357.

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

For the nine months ended September 30, 2020, cash used in operating activities was $609,460, consisting of a net loss of $1,417,256, interest earned on marketable securities held in the Trust Account of $886,357 and a deferred tax benefit of $1,707. Changes in operating assets and liabilities provided $1,695,860 of cash for operating activities.

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

As of September 30, 2020, we had marketable securities held in the Trust Account of $232,286,222 (including approximately $2,286,000 of interest income) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2020, we have withdrawn $520,032 of interest earned on the Trust Account to pay for our franchise and income tax obligations.

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

As of September 30, 2020, we had cash held outside of the Trust Account of $535,515. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

2.1	Agreement and Plan of Reorganization, dated as of September 17, 2020, by and among Pivotal Investment Corporation II, PIC II Merger Sub Corp., and XL Hybrids, Inc. (incorporated by reference to Exhibit 2.1 filed with the Issuer’s Current Report on Form 8-K dated September 17, 2020 and filed with the Securities and Exchange Commission on September 18, 2020)

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 filed with the Issuer’s Current Report on Form 8-K dated September 17, 2020 and filed with the Securities and Exchange Commission on September 18, 2020)

10.2	Form of Support Agreement (incorporated by reference to Exhibit 10.2 filed with the Issuer’s Current Report on Form 8-K dated September 17, 2020 and filed with the Securities and Exchange Commission on September 18, 2020)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIVOTAL INVESTMENT CORPORATION II

Date: November 10, 2020		/s/ Jonathan J. Ledecky
	Name:	Jonathan J. Ledecky
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2020		/s/ James Brady
	Name:	James Brady
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)