Form 10-K
period 2020-12-31
XL Fleet Corp.
filed 2021-03-31
CIK 1772720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

Commission File Number 001-38971

XL Fleet Corp.

(Exact name of Registrant as specified in its Charter)

Delaware	83-4109918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

145 Newton Street
Boston, Massachusetts	02135
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 718-0329

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Shares of common stock, $0.0001 par value	XL	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange of $10.15 per share as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter was, approximately $233.5 million.

As of March 30, 2021, 139,105,704 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission by April 29, 2021 are incorporated by reference into Part III of this report.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that relate to future events or our future financial performance regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions of the Company’s management team. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or similar expressions. The forward-looking statements are based on projections prepared by, and are the responsibility of, the Company’s management.

Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	our rapid growth may not be sustainable and depends on our ability to attract and retain customers;

●	our ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition and our ability to grow and manage growth profitably;

●	our financial and business performance, including financial projections and business metrics;

●	our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;

●	the implementation, market acceptance and success of our business model;

●	our ability to scale in a cost-effective manner;

●	developments and projections relating to our competition and industry;

●	the impact of health epidemics, including the novel coronavirus (“COVID-19”) pandemic, on our business and supply chain and the actions we may take in response thereto;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	our ability to obtain funding for our operations;

●	our business, expansion plans and opportunities; and

●	the outcome of any known and unknown litigation and regulatory proceedings.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report on Form 10-K are more fully described in Item 1A under the heading “Risk Factors.” The risks described under the heading “Risk Factors” are not exhaustive. Other sections of this Annual Report on Form 10-K, such as the description of our business set forth in Item 1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 describe additional factors that could adversely affect the business, financial condition or results of operations of the Company. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ii

PART I

Unless the context provides otherwise, all references in this Annual Report on Form 10-K to “XL Fleet”, “XL”, the “Company”, “we”, “our” and “us” refer to XL Fleet Corp and its consolidated subsidiaries.

Item 1. Business.

Corporate History and Background

On December 21, 2020 (the “Closing Date”), Pivotal Investment Corporation II, a special purpose acquisition company incorporated on March 20, 2019 (“Pivotal”), consummated a business combination pursuant to that certain Agreement and Plan of Reorganization, dated as of September 17, 2020 (the “Merger Agreement”), by and among Pivotal, PIC II Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of Pivotal (“Merger Sub”), and XL Hybrids, Inc., a Delaware corporation (“Legacy XL”). Pursuant to the terms of the Merger Agreement, a business combination between Pivotal and Legacy XL was effected through the merger of Merger Sub with and into Legacy XL, with Legacy XL surviving as the surviving company and as a wholly-owned subsidiary of Pivotal (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). On the Closing Date, and in connection with the closing of the Business Combination (the “Closing”), Pivotal Investment Corporation II changed its name to XL Fleet Corp.

Company Overview

We are a leading provider of fleet electrification solutions for commercial vehicles in North America, with over 4,300 electrified powertrain systems sold and driven over 140 million miles by over 200 fleets as of December 31, 2020. Our vision is to become the world leader in fleet electrification solutions, with a mission of accelerating the adoption of fleet electrification systems through cost effective, customer tailored and comprehensive solutions.

In over 10 years of operations, we have built one of the largest end-use commercial fleet customer bases of any Class 2-6 vehicle electrification company in North America. Our fleet electrification solutions for commercial vehicles provide the market with cost-effective hybrid and plug-in hybrid solutions with on-board telematics that are widely available for sale and deployment across a broad range of popular vehicle chassis from the world’s leading original equipment manufacturers (“OEMs”). We believe we are positioned to capitalize on our market leadership as we expand our product offering into additional propulsion technologies including full battery electric and hydrogen fuel cell systems, heavier vehicles such as Class 7-8 vehicles, additional vehicles models in Class 2-6 and comprehensive vehicle charging and energy solutions. We currently sell most of our systems through a network of commercial vehicle upfitters, which we estimate already produces over 100,000 commercial vehicles a year.

Our current electrified drive systems are comprised of an electric motor that is mounted onto the vehicle’s drive shaft, an inverter motor controller, and a lithium-ion battery pack to store energy to be used for propulsion. We deploy our electrified drive systems (“XLH™” and “XLP™”) onto the chassis of vans, pickups, shuttle buses, delivery trucks, and many other commercial vehicles produced by OEMs such as Ford, GMC, Chevrolet and Isuzu. This technology can be installed as the vehicles are being manufactured by industry standard second stage manufacturers known as upfitters in less than one day, with no negative impact on the vehicles’ operational performance, maintenance schedules or factory warranties. Our electrified powertrain systems capture and store energy during regenerative braking and subsequently deploy that energy into the driveline during acceleration, operating in parallel with the existing OEM drive train. In addition, our plug-in hybrid system offers the ability to supplement this energy via a connection with an AC electricity source, including a level 1 or level 2 charger. Our systems enable vehicles to burn less fuel and emit less carbon dioxide (“CO2”), resulting in increases of up to a 25-50% miles per gallon (“MPG”) improvement and up to a 20-33% reduction in greenhouse gas (“GHG”) emissions. To date, vehicles deploying our electrification solutions have driven over 150 million miles.

We are making fleet electrification affordable, accessible, and easy-to-adopt for end-use customers. Our current drive systems enable commercial vehicle fleet operators to make immediate progress toward sustainability goals while the industry moves toward sustainable drive system vehicles that are available, affordable and viable for commercial applications.

We are developing additional offerings to extend our range of electrification options with plans to include full battery electric propulsion (“XL ELECTRIC™”) and, hydrogen fuel cell electric systems. We further intend to deliver our systems on a broader range of vehicle applications (including Class 8 products and electrified refuse vehicles, among other applications). In addition, we plan to offer comprehensive charging solutions (“XL GRID™”) and Electrification-as-a-Service (“EaaS”), which would finance and manage vehicles, powertrains, charging systems, on-site power and energy storage systems while charging customers on a usage and time basis.

Class 2-6 includes vehicles generally classified as light duty (less than 10,000 pounds) and medium duty (between 10,000 pounds and 60,000 pounds) under the gross vehicle weight rating system. Historically, Class 2-6 has consisted of 600,000 to 650,000 new vehicles manufactured and sold in North America each year and Class 7-8 has ranged from 150,000 to 375,000 new vehicles per year.

In the year ended December 31, 2020, we experienced significant COVID-19 pandemic-related disruptions. Despite these disruptions, we had significant fleet sales volume in the second half of 2020, with over 80% of our revenues realized in the third and fourth quarters of fiscal year 2020. We believe that revenue for 2021 will also be heavily weighted to the back half of the year. Many of these COVID-19 pandemic-related disruptions have continued into fiscal year 2021, with delays in government responses at the Federal, state, municipal and local levels and postponements of purchases of our products by municipal and other departments due to major budget shortfalls. In addition, we believe that the impact of the global microchip shortage that the entire vehicle industry is currently experiencing will adversely impact our operating results in fiscal year 2021. Given these uncertainties and uncertainty related to vaccination speed and rates and potential impacts of new variants of COVID-19, we believe there continues to be pandemic related risks to our business and our results of operations.

Market Opportunity

We estimate that the total addressable market for our products and services is over $1 trillion, when considering the current global market for commercial vehicles, fuel consumption, charging equipment and other operating expenses. We intend to offer a wide array of electrified drive systems including hybrid, plug-in hybrid, pure-electric and hydrogen fuel-cell electric systems to cover the full range of Class 2-8 commercial vehicles; and are expanding into the EaaS market, which includes leveraging our cloud-based data and strong industry relationships to offer a comprehensive, all-in-one solution that includes electrified vehicles, charging infrastructure and data-based fleet management and energy services.

There are estimated to be over 29 million commercial trucks in use in the U.S. alone, with roughly one million new commercial vehicles sold each year in North America (aside from the below normal market conditions driven by COVID-19). While commercial trucks serve a wide range of critical business and societal functions, the vast majority are powered by gasoline and diesel fuel. Transportation is now the leading source of GHG emissions in the U.S., and many fleets are motivated (and increasingly mandated) to curb those emissions in their daily operations.

In their attempts to curb emissions, commercial and municipal fleets are increasingly adopting electrification as their alternative propulsion technology of choice. Demand for these vehicles has increased significantly in recent years, at the same time, broad adoption of electric vehicles is unlikely to occur for a number of years in the fleet market, due to challenges including, but not limited to, the extreme drive cycle and energy requirements of larger fleet vehicles, the high capital cost of battery electric vehicles , the lack of available charging infrastructure to power the vehicles for frequent use cycles, and the dearth of commercially viable electric vehicles available for purchase which meet the operating requirements of fleets. We believe all electric solutions will make sense for certain segments of the commercial fleet market and intend to develop all electric solutions for appropriate market segments.

We have built one of the largest end-use commercial fleet customer bases of any Class 2-6 vehicle electrification company in North America. Our fleet electrification solutions provide the market with cost-effective, affordable hybrid and plug-in hybrid solutions with on-board telematics that are widely available for sale and deployment across a broad range of popular vehicle chassis from the world’s leading OEMs. As a result, we believe we are well-positioned to capitalize on our market leadership as we expand our product offering into additional propulsion technologies including full battery electric and hydrogen fuel cell systems, heavier vehicles such as Class 7-8 vehicles, additional vehicles models in Class 2-6 and comprehensive vehicle charging and energy solutions.

We believe that the opportunity for expansion is even greater outside North America, particularly throughout Europe and Asia, which are adopting electrified vehicles and deploying charging infrastructure more aggressively than in the Americas. These continents have also historically been more progressive in incentivizing and mandating CO2 emissions reductions, further accelerating the demand for these vehicles. As we expand our operations, we intend to capitalize on the increasing global market demand. We are exploring specific opportunities for international sales in Asia, Europe, and South America and intend to commence sales in one or more of these regions by the end of 2022. Our management team has past experience selling hybrid systems in Asia, Europe and South America and we intend to grow our organizational capability further to facilitate international expansion. At this point in time, we have not yet determined a specific timeline for expansion in any particular international market.

Our Technology and Products

Since our founding, we have developed an extensive technology library and know-how that has enabled us to create proprietary commercial fleet electrification solutions which are reliable and cost effective. We have been producing and shipping our hybrid electric drive systems to customers since 2012, and we have deployed thousands of units for hundreds of fleets over that time period. In 2017, we introduced our plug-in hybrid electric drive system, which offers a more significant MPG and emissions improvement than the hybrid system, while enabling customers to plug in their vehicles to a level 1 or level 2 charging station. Combined, as of December 31, 2020, vehicles deploying our electrification solutions have driven over 140 million total miles while realizing significant gains in MPG and substantial reductions in CO2 emissions.

Our hybrid or plug-in hybrid system is installed onto a traditional factory OEM chassis as it is manufactured at the industry standard second stage manufacturer and transforms that vehicle into a more fuel-efficient hybrid/plug-in hybrid unit. This is accomplished by adding an electric motor, an advanced lithium-ion battery pack, and control software. No other significant modifications to the vehicle are required, and no changes are made to the internal combustion engine or transmission.

Our hybrid systems (branded as “XLH™”) have been proven to improve MPG by up to 25% over standard gas-powered vehicles, while reducing CO2 emissions by up to 20%. Our plug-in hybrid system, branded as “XL Plug-In™” or “XLP™”, was named one of TIME magazine’s The 100 Best Inventions of 2019. The XLP offers an even more significant improvement in these metrics, demonstrating up to a 50% MPG improvement and up to a 33% reduction in emissions.

Both systems allow the vehicle to continue leveraging its internal combustion engine, while an electric motor mounted on the driveshaft provides an electric assist during acceleration that reduces strain on the engine and lowers the amount of gas consumed. During deceleration, that motor serves as a generator that captures energy through a process called regenerative braking, which stores that energy in the system’s battery pack. When the vehicle accelerates, that power is transferred into the driveline once again, and the process repeats. This allows our systems to operate in parallel with the OEM drivetrain, maintain factory vehicle warranties, and regenerate energy automatically to help power the vehicle.

Both the XLH and XLP system feature certain standard individual components, although the specific specifications and mounting locations differ depending on the vehicle chassis and electrification system used. Our systems are custom designed, with components configured and mounted uniquely for each compatible vehicle on which we operate. While an XL system includes over 100 different parts in its bill of materials, the four major components are illustrated and summarized below.

1)	Electric traction motor. The electric motor mounts onto the vehicle’s driveshaft, which has been modified to accommodate this component. During deceleration, it leverages regenerative braking to capture energy normally wasted in braking and help slow the vehicle, reducing wear on the brakes. During acceleration, it uses the recaptured energy to provide up to an additional 220 ft./lbs. of torque into the driveline, reducing the load on the engine and thereby reducing fuel consumption.

2)	Motor drive. This inverter controls and conditions the back and forth flow of power to and from the battery pack, depending on whether the system is expelling energy (during acceleration) or capturing energy (during deceleration).

3)	Control Module and Data Analytics Platform. We install a control module and telematics unit (which is branded as “XL Link”). The control module is the “brains” of the electric powertrain and determines how to operate the powertrain based on driver demands and vehicle and powertrain conditions. The telematics unit enables remote commissioning, remote software updates, remote service assessments, and transmits data to a proprietary cloud-based software system which can analyze various vehicle and systems metrics. The XL Link platform also provides a useful tool for research and development (“R&D”) and we intend to expand this tool to facilitate fleet electrification planning (vehicle/powertrain selection and charging infrastructure planning).

4)	Battery pack. Both the XLH and XLP systems feature a lithium ion battery pack of varying capacities (depending on whether it is a hybrid or plug-in hybrid system). This battery pack can be mounted under the chassis or in the bed of a pickup truck depending on the system design and the configuration of the chassis on which it is mounted.

In the future, we intend to leverage our strong OEM and upfitter partnerships, internal engineering expertise and broad customer base to bring new electrification solutions to market. These include a wider array of available chassis options, deeper relationships with current and future OEM partners, and an expansion of our electrification suite to include electric vehicles (“EV”) and potentially hydrogen fuel cell enabled systems. We expect to develop proof-of-concept prototypes of these new systems in 2021 and introduce such systems for sale between late 2021 and late 2022.

We plan to offer charging and power management solutions. Such solutions are expected to include charging stations, onsite energy storage and power generation as well as system management. This offering will be branded as XL GRID, and we expect to work with a range of partners to provide a consolidated and comprehensive offering. We formally launched XL GRID in December 2020.

Further, we have a unique opportunity to leverage our hardware, software and energy industry partnerships to potentially launch an EaaS offering. Such an offering bundles vehicles, xEV powertrains, charging infrastructure, power and energy supply and other services for customers to provide an easy and low risk transition to fleet electrification and emissions reductions. Such an offering has the potential to increase our product sales and leverage the data in XL Link. We expect that this offering will also create pools of fleet electrification assets which are attractive to infrastructure and other investors, especially those with sustainability targets and focus. We anticipate to offer EaaS to select customers beginning in 2021.

Industry and Competition

When we were founded in 2009, the commercial vehicle electrification market was in the early stages and featured limited competition. In recent years, however, the vehicle electrification market has significantly expanded. In the consumer (non-commercial) market, companies such as Tesla have helped push electrification for passenger vehicles to the forefront, and many other startups have entered the space to capitalize on the increased interest. Nearly all traditional OEMs have accelerated and expanded their own electric vehicle lineups.

While we expect the trend toward increased competition to continue, our management believes we are well-positioned to compete favorably. Unlike the majority of companies in the vehicle electrification industry, which produce light duty passenger vehicles targeted for the consumer (non-commercial) market, we have historically focused exclusively on the commercial market. In the commercial space, vehicles are heavily customized with bodies that are built to suit the application for which they are purchased. We have established relationships with a large network of companies that perform this work who are certified to sell, install and service our electrification systems. We credit this go to market strategy for our recent growth and ability to remain customer-focused and responsive to market demand for our products. As a result, we believe that we have built the largest and broadest commercial fleet customer base for Class 2-6 hybrid and plug-in hybrid electric vehicles in North America.

There are few companies that we consider to be direct competitors. Companies such as Workhorse operate in the Class 2-6 market and others like Lordstown Motors Corp. (“Lordstown”) are focused on bringing Class 2 EVs to market. As we expand into the Class 7 and 8 markets, we will face new competitors, such as Hyliion, Inc. (“Hyliion”), which are focused on the Class 8/heavy truck market.

Several new and established OEMs are currently building battery electric, or all electric, vehicles for the commercial market, but our management believes that these OEMs are likely to focus where there is the most crossover with the consumer market (primarily small pickup trucks and vans). Throughout our history, we have worked closely with traditional OEMs such as Ford, GM and Isuzu to provide electrification solutions for their standard gas-powered vehicles, so we consider our relationship to such companies to be that of a market partner as opposed to a competitor. However, with the continued interest being shown in EVs, we may experience competition from OEMs that release all electric versions of the same vehicles being deployed with our systems. We expect to continue to produce hybrid and plug-in hybrid versions of those vehicles due to the operational advantages and customer preferences those products offer. We further expect to expand our product line into the larger medium and heavy duty EV applications.

As we expand our product line to include EV applications, as well as Class 7-8 vehicle types, we will potentially begin competing with several other current and future EV developers who are looking to serve those markets. This could include current manufacturers such as Lion Electric Company, Hyliion, Green Power Motor Company, Nikola Motor Company and Proterra, Inc. If we expand into a full EaaS suite, in which we could offer bundled packages of vehicles, charging infrastructure, energy and fleet management consulting on an as-needed basis, we would also begin competing with several other companies who are considering entering the emerging EaaS space such as Nikola and their “bundled pricing”.

Customers

In our 10-year existence, we have served over 200 end-use customers deploying over 4,300 systems. These systems have combined use in real world applications in excess of 140 million miles as of December 31, 2020. Our end-use customers most often purchase our systems from upfitters, OEM dealerships or other participants in our sales channels, who are our direct customers. Our end-use customer base is comprised of Fortune 500 corporate enterprises, public utilities, and municipalities of all sizes, a group that we estimate to operate over one million vehicles globally. We continue to develop these relationships with new products while growing the base with new customers seeking sustainability options in the Class 2-6 commercial vehicle market. We expect to continue to develop opportunities that lead to additional product offerings into the Class 7-8 commercial vehicle market.

For the fiscal year ended December 31, 2020, we had one customer that accounted for over 10% of our revenue. Sales to Farmbro Inc., an upfitter, accounted for 68% of our total revenue in fiscal 2020. Our customer concentration has historically varied based on the receipt of large fleet orders, a trend that we expect to continue in the near term.

We expect 2021 to follow typical customer seasonal purchasing patterns, with a majority of our revenue coming in the third and fourth quarters of the year. More than 80% of our sales were recognized in the second half of 2020, and we’d expect a similar or even more pronounced concentration of revenue in 2021.

Our customers typically purchase commercial vehicles with a 3 to 6 month lead time. All our orders are designed to meet a specified OEM vehicle chassis (VIN level), with production and shipment coordinated to meet simultaneously via the industry standard ship-thru process. Our systems are sourced and built to exacting specifications in line with OEM production timelines and customer installation preferences, and supply is sourced to meet these timelines. Our sales and marketing team uses a software tool to track all sales opportunities to existing and potential customers, identifying specific vehicles and our systems for such vehicles. This is used by our management to create projections about future aggregate sales pipeline opportunities for our existing products. Our management reviews our sales opportunity pipeline data and applies our historic conversion rates of sales pipeline and historical experience with respect to lead time to create revenue projections. Our management believes that our revenue estimates and committed backlog are important indicators of expected future performance.

Partnerships and Suppliers

Sales Upfit Channel Partnerships

We rely on an established upfitter partner network with locations throughout the U.S. and Canada to support the installation of our product via the industry standard ship-thru and upfit processes. Our upfitter partners are trained by our staff to use our Installation Process Platform and are certified to install our full line of products. Training is supported by our online step-by-step instruction manual for each kit, along with remote commissioning designed to ensure a successful installation and customer satisfaction. These same partners are also authorized to act as resellers of our full product line to their respective customers using their own sales organizations.

Sales FMC Channel Partnerships

We market our systems in conjunction with several major fleet management companies (“FMCs”) in North America and partner with their sales, consulting, and vehicle engineering teams to support customer demand. This channel allows us to expand our reach to over two million leased vehicles with our portfolios.

OEM Channel Partnerships

We collaborate with vehicle manufacturers to design, build, and deliver our systems in targeted fleet applications. We anticipate that this segment will continue to grow as the larger vehicle OEMs focus on electrification solutions based on consumer demand.

Production/Supply Chain Partnerships

We rely on third-party suppliers for the provision and development of many of the key components and materials used in our electrified powertrain solutions. While we obtain components from multiple, redundant suppliers whenever possible, some of the components used in our vehicles are purchased from a single source or a limited number of sources. We are reliant upon a single source, Parker Hannifin Corporation, for the supply of motor components operating under a three-year non-exclusive supply agreement with volume and pricing commitments.

In the first half of 2020 as result of the COVID-19 pandemic, we experienced multiple supply and service disruptions impacting our hybrid electric vehicle (“HEV”) product line. Our primary battery test facility halted testing of our HEV battery, preventing the validation of a newly designed battery. After several weeks, we were able to find an alternate test facility to restart the battery validation. This required sourcing, contracts, test plan development, training, and movement of essential hardware and equipment from the original location in New York to California resulting in a several month delay. Both test facility service providers are procured under a purchase order service arrangement.

Further, a battery supply partner, operating under a multi-year non-exclusive supply agreement with volume and pricing commitments, had significant supply disruptions in the April-May timeframe due to sub-supplier impacts on the Indiana and Michigan labor forces. In addition, a supplier with whom we procure battery components under a month-to-month purchase order, had battery supply disruptions with a temporary closure of a manufacturing plant in Michigan. This closure impacted the supply of HEV batteries to us by several weeks.

Strategy

As a leading provider of hybrid and plug-in hybrid electrification systems for Class 2-6 commercial fleet vehicles, and with more than 140 million customer miles driven on our electrification systems as of December 31, 2020, we believe that we are in a unique position to expand our product offering and capitalize on the increasing demand for vehicle electrification. We are one of only a few companies that have deployed thousands of xEV powertrains in the Class 2-6 commercial fleet market in the U.S. and Canada, so we have established significant experience, data and relationships enabling scalable production, supply chain and service compared to competitors with relatively few systems in operation. We also have established global customers and suppliers. Our objective is to be a world leader in fleet electrification solutions, and our mission is to accelerate the adoption of fleet electrification systems through cost effective, customer tailored and comprehensive solutions. We have developed a strategy for delivering additional value and expanding market share moving forward, with plans to:

●	Expand our xEV platform to include battery electric options. We believe that our customer base is among the early adopters of commercial electrification, and that many customers are currently or may soon be interested in expanding into all-electric options. Our position in the hybrid and plug-in hybrid electric market has enabled the development of strong relationships with existing customers and prospective customers, who may be prime candidates for adopting all electric versions of our systems in the future. Furthermore, we believe that we have the potential to become the first major commercial fleet electrification provider to include a full suite of commercial xEV offerings (hybrid, plug-in hybrid, battery electric) in our offerings.

●	Expand offerings into new vehicle classes (7-8), chassis configurations and applications. We are a leading provider of electrification systems for Class 2-6 commercial vehicles, with applications available for pickup trucks, cargo/passenger vans, buses, box trucks, step vans, ambulances, stripped chassis and more. By expanding our lineup into Class 7 and 8 vehicles, we plan to add more medium- and heavy-duty options to our lineup, for applications such as refuse vehicles, city transit buses, tractor trailers, bucket trucks and more. We believe that this expansion has the potential to create opportunities within a new market segment historically consisting of hundreds of thousands of vehicles sold each year in North America alone.

●	Expand offerings to include comprehensive charging solutions and power management through an offering branded as XL GRID™. We have hundreds of fleet customers, which, in the aggregate, operate thousands of facilities across the U.S. and Canada. Most of these facilities do not have sufficient vehicle charging infrastructure, and we expect to leverage our customer relationships and fleet operational data to effectively deploy and manage charging systems. These facilities typically have dozens and, in some cases, even hundreds of vehicles onsite, such that integrating charging with the existing building power system can create challenges. We expect to offer onsite power and energy storage solutions to customers to help manage these challenges. We also expect to offer services to help manage vehicle charging in order to reduce costs and increase the value of the fleet vehicle charging. We may work with partners to offer certain aspects of this comprehensive offering.

●	Grow business globally to capitalize on worldwide demand for vehicle electrification. Global markets, particularly Europe, Asia and India, are also adopting vehicle electrification. By growing our commercial reach into these markets, we believe that we can build significant share and revenue opportunities within an untapped community of customers. We currently work with many fleets in the U.S. and Canada that operate vehicles globally, providing an opportunity to quickly expand worldwide within those fleets.

●	Build upon an established leadership position in fleet electrification as well as energy industry and infrastructure finance relationships to establish a fleet EaaS offering. With our established and expanding product line of xEV solutions (“XLH™”, “XLP™” and “XL ELECTRIC™”), a robust fleet electrification analytics platform (“XL Link”), and our future offering of comprehensive charging and power solutions (“XL GRID™”). We believe we are well positioned to offer fleet EaaS. In this offering, we aim to aggregate and package vehicles, electric powertrains, charging infrastructure, energy management and other services into an integrated offering to help customers rapidly reduce transportation related emissions. We expect to work with infrastructure investors to provide non-dilutive capital to finance these assets. We believe that such an offering can reduce the barriers to adopting fleet electrification on a broader scale.

Value Proposition

We were founded on the principal of delivering electrification solutions to customers in ways that were affordable, offered clear and immediate economic advantages, significantly lowered CO2 emissions, and which were easily adoptable. We began by developing hybrid electric drive systems, which are far less expensive than battery electric options and require no additional charging infrastructure to operate. As battery prices have decreased, the infrastructure has slowly matured, and companies have become more capable of adopting plug-in vehicles, we have expanded our lineup to include plug-in hybrid options to meet this need.

Though trends toward battery electric vehicles continue to develop, we expect that the demanding drive cycles of many commercial fleet applications will limit the rate of EV adoption in many market segments. There are significant challenges preventing fleets from moving forward with large numbers of EVs, including high capital cost and lack of reliable and proven fleet-capable product options. As a result, demand for HEV and plug-in hybrid electric vehicle (“PHEV”) fleet options remains strong, and we believe our focus on hybrid and plug-in hybrid options aligns with current market demand for reliable and proven fleet options that are currently available for deployment. These readily available solutions provide immediate fuel economy and sustainability value while overcoming the most pressing challenges of their all-electric counterparts. While we plan to introduce EV options that align with our customers’ ability to purchase, deploy and operate these vehicles in certain segments, we believe that our hybrid and plug-in hybrid electric drive solutions offer a number of strong value propositions for fleets today:

●	No charging infrastructure is required. Our hybrid and plug-in hybrid electric systems are self-charging, using regenerative braking to supplement the power of the internal combustion engine, which burns less fuel due to the hybrid assist. While the plug-in hybrid systems are able to leverage external power sources, they are not dependent upon those sources to operate the vehicle when there is a chance to supplement with an external power source, such that standard level 1 or level 2 chargers, which are more widely available and less expensive to install, are sufficient for providing their additional power.

●

Less expensive to purchase and operate. Our HEV and PHEV solutions can be purchased at a fraction of the cost of currently available battery-powered all electric commercial fleet vehicles, delivering immediate value and lowering operating expenses over time. Our systems may qualify for a wide range of state incentives throughout the country, but even without utilizing those programs, we believe that our systems represent one of the most cost effective electrification solutions available for commercial fleet vehicles.

●	Readily available for fleet vehicles and applications. Because our systems are compatible with existing OEM chassis that are already in use for fleet applications, they can be quickly installed onto a wide range of popular fleet vehicles from multiple vehicle manufacturers. This creates continuity for fleets and familiarity for drivers. In addition, these vehicles continue to leverage an internal combustion engine, so there is no “range anxiety” to consider.

●	Immediate fuel savings and sustainability value. Because they are readily deployable, our hybrid and plug-in hybrid systems can provide immediate value on fuel economy and sustainability targets. The systems can help fleets make up to 25-50% MPG improvements while reducing emissions by as much as one third.

While our hybrid and plug-in hybrid electric drive systems currently offer many immediate benefits over full electric propulsion, they also help to accelerate the transition to full electric propulsion vehicles as those technologies and supporting infrastructures continue to develop. In the meantime, we are leveraging our electric powertrain supply chain and technology to develop all-electric system options, which we expect to introduce in 2022.

We believe the high cost of more sustainable drive systems, such as all electric, are a significant barrier to adoption for commercial fleets, especially in market segments with demanding end use applications not suitable for current EV technology. We are uniquely positioned to reach a very broad market with our hybrid and plug-in hybrid offering, including drive cycle and end use applications that are currently not viable for all electric solutions. We believe we will have an advantage with respect to the introduction of all electric solutions in certain market segments, as we expect to be able to leverage the real world operating data, various customer and operational relationships, and charging infrastructure it establishes with our hybrid and plug-in hybrid offering.

We believe that we are also uniquely positioned to leverage our significant installed base of customers, fleet vehicles and telematics data to expand into new lines of business. This may include new electrification categories, new vehicle classes and application possibilities (including Class 8 products and electrified refuse vehicles, among other applications), and new business models (such as EaaS).

Manufacturing and Production

We produce our hybrid and plug-in hybrid electrification systems from components manufactured by third party suppliers. We also rely on system installation support from certified upfitters as required to meet demand volume. Our production team resides at a leased facility in Quincy, IL. The site capabilities include receiving, warehousing, production/kitting, delivery, install/upfit training and system/component level troubleshooting. Our support functions, including supply chain, quality, and engineering operate remotely with daily contact with the production team.

Sales and Marketing

We maintain a sales and marketing team designed to promote, sell and communicate to our core target customers throughout the U.S. and Canada. The sales team is organized to cover both direct sales to customers and indirect sales through our two largest channels: sales and installation partners (vehicle upfitters) and fleet management companies (leasing and consulting organizations). This structure has enabled our expansion into established networks of fleet customers throughout the U.S. and Canada. The marketing team is organized to execute across external and internal go to market functions across the business, from strategy and message development to full scale program and campaign management. The marketing team is responsible for managing and executing against all aspects of our digital and offline market presence. This includes maintenance of the XL brand identity, website, digital and social media properties, online and offline advertising and demand generation, events, public relations, customer communications and more.

We expect to expand our sales and marketing capabilities and presence as we continue to grow.

Research and Development

We conduct research and development for product development at our headquarters located in Boston, MA, and also at our Southern California Technical Center in Foothill Ranch, CA. Both facilities are equipped with prototyping and testing capabilities to support product development. As needed, we supplement testing with outside test facilities to support product development along with ensuring compliance to applicable standards and regulations such as Federal Motor Vehicle Safety Standards (“FMVSS”). To support development, both facilities have engineering and support staff.

We develop both hybrid electric and plug-in electric solutions that are designed to integrate into OEM vehicles without voiding OEM warranties. A product development process is followed to ensure the products meet quality and timing targets while taking concepts through to production. We integrate a mixture of commercially available components and proprietary developed products to create electrified powertrain solutions. The XL developed hybrid controller that provides supervisory function and control over all subsystems of the electrified solution utilizes a modular software architecture. This approach facilitates a quicker adaption of the software updates required for different components used in the development of an electrified powertrain solution.

 A key feature of our hybrid and plug-in hybrid controller is the ability to remotely monitor the performance and status of the powertrain solution including diagnostics and faults. If required, we can remotely push software updates to the controller to implement updated software or address certain issues without having to bring the vehicle into a service center for such an update. Additionally, if required, the system can be remotely disabled should there be a safety concern with how the vehicle is operating.

Our R&D organization leadership and team have extensive experience in the commercial vehicle industry, including drive systems for the full range of Class 2-8 commercial vehicles. Our team has established concept and prototype designs for all electric range plug-in hybrid electric vehicle systems and controls, pure electric drive systems and controls, and hydrogen fuel cell electric drive systems, including heavy duty Class 7-8 applications in addition to the currently available hybrid and plug-in hybrid drive systems already available.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property, and we rely on a combination of patents, know-how, copyrights, trademarks, trade secrets and non-disclosure agreements to establish and protect our intellectual property. As of December 31, 2020, we had 25 issued patents, including one international patent from China. In addition, as of December 31, 2020, we had 15 patent applications that were published (or awaiting publication) and are under examination at the U.S. Patent Office. We also have four provisional patent application that have been filed with the U.S. Patent Office. In addition to the above, eleven trademarks have been assigned to us.

Our intellectual property portfolio largely relates to mechanical systems, software, vehicle data analysis, vehicle control strategies, and data processing/management, and the utilization of data to optimize vehicle functions. Intellectual property is generated organically as part of our product development efforts. Concepts, ideas and solutions that are generated are reviewed to determine if they are patentable, and we hold regular executive level reviews to determine if disclosures are to be further processed for filing as a patent application.

We cannot conclusively state that any pending applications, existing patents or future patents will be definitively useful in protecting or promoting our business and growth plans. Please see the section entitled “Risk Factors” for additional information on the risks associated with our intellectual property strategy and portfolio.

Facilities

We currently operate four separate leased facilities across the U.S., strategically positioned across the East coast, Midwest and West coast in order to best leverage proximity to customers, partners and employee talent pools.

Our headquarters are located in Brighton, MA, a neighborhood of Boston. This flagship facility houses the majority of the executive leadership team, along with engineering, sales & marketing, finance, human resources, service and supply chain functions. The facility includes a mixture of upper floor offices and lower floor automotive engineering equipment, including vehicle lifts and a dynamometer which enables the team to conduct extensive system and emissions testing on-site. Our lease was extended to February 29, 2022.

Our production team resides at a leased facility in Quincy, IL. It is strategically located near OEM and key upfitter partner headquarters facilities. This facility is predominantly responsible for receiving material inventory and completing and shipping finished kits to customers. Site capabilities include receiving, warehousing, production/kitting, delivery, install/upfit training and basic system/component level troubleshooting. Our lease expires on December 31, 2021.

We also operate a facility in Foothill Ranch, CA which houses members of the engineering team that were brought into the business through the 2019 acquisition of Quantum Fuel’s electrification division. This team includes expertise in electrical, mechanical and systems engineering and is responsible for new product development, testing and component integration. Our lease expires in February 2025, with the option to extend for an additional 60-month term.

Effective February, 2021 we opened a location in Wixom, MI, which will serve as a fleet electrification technology center to support the design, development, testing and validation of a wide range of commercial vehicle electrification solutions. The facility includes a component test lab including vibration capability, a vehicle chassis dynamometer, an electronics lab and battery testing equipment. Our lease expires in February, 2024.

In addition, roughly 10 percent of our employees work remotely on a regular basis across a range of functions for whom frequent travel is required, including sales & marketing, service and quality. Throughout the COVID-19 pandemic, the majority of our employees have worked remotely unless required to be at a facility to perform their core functions.

Employees

As of December 31, 2020, we had 59 full time employees. We have not experienced any work stoppages, do not include any labor unions and consider our relationship with employees to be very good.

Government Regulations

We operate in an industry that is subject to extensive regulation. Regulatory compliance and product safety are our key areas of focus. As part of product development cycles, regulatory compliance is assessed early on in the development program and plans are implemented to assure compliance when a product is released to customers.

We also operate in an industry that is subject to extensive environmental regulation, which has become more stringent over time. The environmental laws and regulations to which we are subject govern, among others, water use, air emissions, use of recycled materials, energy sources, the storage, handling, treatment, transportation and disposal of hazardous materials, the protection of the environment, natural resources and endangered species and the remediation of environmental contamination. We may be required to obtain and comply with the terms and conditions of multiple environmental permits, many of which are difficult and costly to obtain and could be subject to legal challenges. Compliance with such laws and regulations at an international, regional, national, provincial and local level is an important aspect of our ability to continue our operations.

Environmental standards applicable to us are established by the laws and regulations of the countries in which it operates, standards adopted by regulatory agencies and the permits and licenses that it holds. Each of these sources is subject to periodic modifications and increasingly stringent requirements. Violations of these laws, regulations or permits and licenses may result in substantial civil and criminal fines, penalties, orders to cease the violating operations or to conduct or pay for corrective works. In some instances, violations may also result in the suspension or revocation of permits and licenses.

Vehicle Safety and Testing Regulation

The vehicles containing our systems are subject to, and required to comply with, numerous regulatory requirements established by the National Highway Traffic Safety Administration (“NHTSA”), including applicable FMVSS. The OEMs must self-certify that its vehicles meet or are exempt from all applicable FMVSSs before a vehicle can be imported into or sold in the U.S.

There are numerous FMVSSs that apply to our systems that are included in our customers’ vehicles. Examples of these requirements include:

●	Electric Vehicle Safety—limitations on electrolyte spillage, battery retention, and avoidance of electric shock following specified crash tests;

●	Flammability of Interior Materials—burn resistance requirements for materials used in the occupant compartment; and

●	Crash Tests for High-Voltage System Integrity—preventing electric shock from high voltage systems.

We are also required to comply with other NHTSA requirements and federal laws administered by NHTSA, including early warning reporting requirements regarding warranty claims, field reports, death and injury reports, foreign recalls, and owner’s manual requirements.

CARB Emissions Compliance and Certification

Our hybrid and plug-in hybrid systems are fitted to vehicles that have been certified to meet the requirements of U.S. Environmental Protection Agency (the “EPA”) and California Air Resources Board (“CARB ”). The OEMs are responsible for ensuring compliance with the appropriate regulations for the base vehicle for emissions, fuel economy and on-board diagnostics.

CARB classifies the XL system as an aftermarket fit system / device. As such, CARB requires that an Executive Order (“EO”) is obtained for the sale of the system intended for use on a vehicle to be operated in the state of California. In order to obtain the EO, we are required to submit an application to CARB for each vehicle group or family, which is required for each model year. The vehicle models included in a group or family are determined by the level of commonality of vehicle systems on both the base vehicle and the hybrid or plug in hybrid systems that are fitted.

CARB will then issue a test order that details the required testing and the specification of the vehicle to be used to demonstrate compliance. The essence of the testing is not to confirm the performance of the hybrid or plug-in hybrid system fitted to the vehicle, but to demonstrate that addition of the system does not negatively impact the emissions or diagnostic monitoring performance of the vehicle.

We have obtained a number of EOs for prior model years and are in the process of conducting testing against CARB issued test orders for future products to be introduced into the California market. EOs issued by CARB to us are public record and are available to view on the CARB database for aftermarket, performance, and add-on parts. EOs also include requirements to collect data from vehicles in the field (in use data). We are pursuing new model certification with CARB.

We were previously certified under CARB and are currently pursuing re-certification under CARB for 2021. Our prior products offered in California were done on an individual model basis and specific for each model year. We are now pursuing approval of our systems on a system basis, which would, if approved, enable sales of a broader range of our products in California for multiple models and over multiple model years, subject to changes in design of our products. There can be no assurance that we will be able to obtain any such approvals on a system basis or otherwise.

Future XL products may include battery electric vehicles, which would require a different certification process and would be subject to both CARB and EPA testing in order to demonstrate electric range and qualify for credits if appropriate. For light duty vehicles, a zero emission vehicle certification would be required. Heavy duty electric vehicles are subject to the CARB Zero-Emission Powertrain Certification Program.

Battery Safety and Testing Regulation

Our electrified powertrain solutions are intended to meet the International Organization for Standardization’s standards for electrically propelled vehicles in vehicle operational safety specifications and connecting to an external power supply. Additionally, we may incorporate other battery system standards of the International Organization for Standardization in our electrified powertrain solutions.

Our battery portfolio has leveraged three commercially available Li-ion batteries. Further, we have developed a hybrid battery and a plug-in hybrid pack with industry partners. The commercially available batteries were designed and tested by the suppliers, while the developed packs went under stringent testing to comply with Society of Automotive Engineers International J2929 Standard, “Safety Standard for Electric and Hybrid Vehicle Propulsion Battery Systems Utilizing Lithium Based Rechargeable Cells.”

We have developed and instituted the recommended practice for conductive charging systems to the SAE International Surface Vehicle Standard J1722 SAE Electric Vehicle and Plug in Hybrid Electric Vehicle Conductive Charge Coupler.

We have designed systems in accordance to SAE J2344 Guidelines for Electric Vehicle Safety mandating use of Hazardous Voltage Interlock Loop, charge interlocks, access cover interlocks, grounding practices and safety labeling for Electrical Energy Storage devices following the recommended practice of SAE J2936.

All XL developed batteries have been tested and meet the requirements for USDOT Federal Regulations Title 49 Part 173.185 General Requirements for Shipments and Packaging; Lithium Cells and Batteries issued by the Pipeline and Hazardous Materials Safety Administration. Testing was performed following the UN Recommendations on the Transport of Dangerous Goods; Manual of Tests and Criteria Section 38.3.

Our battery packs and modules have met the compliance requirements of the UN Manual of Tests and Criteria demonstrating our ability to ship the battery packs with completion of the following tests:

●	Altitude Simulation

●	Thermal Test

●	Vibration

●	Shock

●	External Short Circuit

●	Overcharge

●	Forced Discharge (Module)

Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Regardless of outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors and there can be no assurances that favorable outcomes will be obtained.

On March 8, 2021, a putative class action complaint was filed in federal district court for the Southern District of New York (Suh v. XL Fleet Corp., et al., Case No. 1:21-cv-02002) against us and certain of our current officers and directors (the “Suh Complaint”). On March 12, 2021, a second putative class action complaint was filed in federal district court for the Southern District of New York (Kumar v. XL Fleet Corp., et al., Case No. 1:21-cv-02171) against us and certain of our current officers and directors (the “Kumar Complaint”). Both the Suh Complaint and the Kumar Complaint allege that certain public statements made by the defendants between October 2, 2020 and March 2, 2021 violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. We believe that the allegations asserted in the Suh Complaint and Kumar Complaint are without merit, and we intend to vigorously defend both lawsuits. There can be no assurance, however, that we will be successful. At this time, we are unable to estimate potential losses, if any, related to either lawsuit.

Corporate Information

Our principal executive offices are located at 145 Newton Street, Boston, Massachusetts 02135, and our telephone number is (617) 718-0329. Our website address is www.xlfleet.com and the information contained in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K.

Information Available on the Internet

Our internet address is www.xlfleet.com, to which we regularly post copies of our press releases as well as additional information about us. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference. Information contained in our website does not constitute a part of this report or our other filings with the SEC.

Item 1A. Risk Factors

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may have an adverse effect on our business, financial condition, results of operations, and prospects. Such risks include, but are not limited to:

Risks Related to our Business and Industry

●	We are an early stage company with a history of losses, and we expect to incur significant expenses and continuing losses.

●	We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

●	We rely on a limited number of customers for a large portion of our revenues, and the loss of one or more such customers could have a material adverse impact on our business, financial condition and results of operations.

●	Our business model requires further market penetration to drive growth and failure to expand would have a material adverse effect on our operating results and business and could result in substantial liabilities that exceed our resources.

●	If we fail to manage our growth effectively, include failing to attract and integrate qualified personnel, we may not be able to develop, produce, market and sell our electrified powertrain solutions successfully.

●

Our success will depend on our ability to economically source and coordinate the installation of electrified powertrain solutions at scale, and our ability to develop and produce electrified powertrain solutions of sufficient quality and appeal to customers on schedule and at scale is unproven.

●	If we are unable to successfully produce our electrified powertrain solutions, our business will be harmed.

●	We are dependent on vehicle OEMs, upfitters and body builders to bring our electrified powertrain solutions to market, which is subject to risks.

●	Our future growth is dependent upon the fleet industry’s willingness to adopt hybrid, plug-in hybrid, all electric and fuel cell electric vehicles (“xEVs”).

●	We, the OEMs and our suppliers are subject to substantial regulation, and unfavorable changes to, or failure by us, the OEMs or our suppliers to comply with, these regulations could substantially harm our business and operating results.

●	We are highly dependent on the services of Dimitri N. Kazarinoff, our Chief Executive Officer, and Thomas (Tod) J. Hynes III, our President, and if we are unable to retain Mr. Kazarinoff or Mr. Hynes, attract and retain key employees and hire qualified management, technical and vehicle engineering personnel, our ability to compete could be harmed.

●	Future product recalls could materially adversely affect our business, prospects, financial condition and operating results.

●	Vehicles equipped with our electrified powertrain solutions will make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame.

●	We are or may be subject to risks associated with strategic alliances or acquisitions and may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.

●	Our electrified powertrain solutions could face competition from original equipment manufacturers and other providers of electrification solutions that enter the commercial vehicle electrification market.

●	The performance characteristics of our electrified powertrain solutions, including fuel economy and emissions levels, may vary, including due to factors outside of our control.

●	Our suppliers may rely on complex machinery for our component production, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.

●	Our manufacturing operations are dependent upon third-party suppliers, including, in certain cases, single-source suppliers, making us vulnerable to supply shortages.

●	Insufficient warranty reserves to cover future warranty claims could materially adversely affect our business, prospects, financial condition and operating results.

●	Our electrified powertrain solutions rely on software and hardware that is highly technical, and if these systems contain errors, bugs or vulnerabilities, or if we are unsuccessful in addressing or mitigating technical limitations in our systems, our business could be adversely affected.

●	If our electrified powertrain solutions fail to perform as expected, our ability to develop, market and sell our electrified powertrain solutions could be harmed.

●	Developments in alternative technology or improvements in the internal combustion engine may adversely affect the demand for our electrified powertrain solutions.

●	Our beliefs regarding the ability of our electrified powertrain solutions to limit carbon intensity and reduce GHG emissions and contribute to global decarbonization may be based on materially inaccurate assumptions.

●	We will incur increased costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives.

●	Our management has limited experience in operating a public company.

●	We intend in the future to expand internationally and will face risks associated with our international operations, including unfavorable regulatory, political, tax and labor conditions, which could harm our business.

●	We are subject to governmental export and import control laws and regulations. Our failure to comply with these laws and regulations could have an adverse effect on our business, prospects, financial condition and operating results.

●	Our intellectual property applications for registration may not issue or be registered, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

●	Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Business Combination or other ownership changes.

●	We may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans and other incentives for which we may apply. As a result, our business, prospects, financial condition and operating results may be adversely affected.

●	We have been, and may in the future be, adversely affected by the global COVID-19 pandemic, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm our business prospects, financial condition and operating results.

Risks Related to Ownership of Our Securities

●	Concentration of ownership among our existing executive officers, directors and their respective affiliates may prevent new investors from influencing significant corporate decisions.

●	Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our common stock, par value $0.0001 (“Common Stock”).

●	Our charter contains anti-takeover provisions that could adversely affect the rights of our stockholders.

●	If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our Common Stock adversely, the price and trading volume of our Common Stock could decline.

●	A significant portion of our total outstanding shares of our Common Stock are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Common Stock to drop significantly, even if our business is doing well.

●	We may issue additional Common Stock or preferred stock, including under our equity incentive plan. Any such issuances would dilute the interest of our stockholders and likely present other risks.

●	We may by subject to legal proceedings related to shareholder derivative suits, product liability, patent, copyright or trademark infringements, or trade secret misappropriation claims, which may be time-consuming and expensive, hinder execution of our business and growth strategy or negatively affect the price of our Common Stock.

Risk Factors

An investment in our securities is speculative and involves a high degree of risk. Before deciding whether to invest in our securities, you should consider carefully the risks described below, together with other information in this Annual Report on Form 10-K and the other information and documents we file with the SEC. The occurrence of any of the following risks could have a material and adverse effect on our business, reputation, financial condition, results of operations and future growth prospects, as well as our ability to accomplish our strategic objectives. As a result, the trading price of our Common Stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and stock price.

Risks Related to our Business and Industry

We are an early stage company with a history of losses, and we expect to incur significant expenses and continuing losses.

We incurred a net loss of approximately $25.6 million and $14.9 million for the years ended December 31, 2020 and 2019, respectively. We believe that we will continue to incur operating and net losses until at least such time in the future as our annual revenue reaches over $200 million, which may occur later, or not at all. We have an established customer base and product line and our potential profitability is dependent upon the continued successful development and successful commercial acceptance of our electrified powertrain solutions, which may occur later than anticipated, if at all. Our potential profitability is further contingent on the reduction in product system costs, which also may occur later than anticipated, if at all.

We expect the rate at which we will incur losses to be significantly higher in future periods as we:

●	expand product offerings to include anti-idle technology, onboard power, new versions of plug-in hybrid solutions, full battery electric propulsion, comprehensive charging and power solutions and hydrogen fuel cell enabled hybrid electric systems;

●	expand our production capabilities to produce our electrified powertrain solutions, including costs associated with outsourcing the production of our electrified powertrain solutions;

●	build up inventories of parts and components for our fleet electrification solutions;

●	produce an inventory of our electrified powertrain solutions;

●	expand our design, development, installation and servicing capabilities;

●	increase our sales and marketing activities and develop our distribution infrastructure;

●	increase our general and administrative functions to support our growing operations; and

●	acquire and integrate other businesses.

Because we will incur the costs and expenses from these efforts before we receive any incremental revenues with respect thereto, our losses in future periods are expected to be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would have a material adverse effect on our results of operations and further increase our losses.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

Product liability claims, even those without merit or those that do not involve our products, could harm our business, prospects, financial condition and operating results. The automobile industry in particular experiences significant product liability claims, and we face inherent risk of exposure to claims in the event our electric powertrain solutions do not perform or are claimed to not have performed as expected. As is true for other commercial vehicle suppliers, we expect in the future that our electrified powertrain solutions will be installed on vehicles that will be involved in crashes resulting in death or personal injury. Additionally, product liability claims that affect our competitors may cause indirect adverse publicity for us and our products.

While we maintain product liability insurance, our coverage may not be adequate to cover certain product liability claims, and we may not be able to obtain adequate insurance coverage in the future at acceptable costs. A successful product liability claim that exceeds our policy limits could require us to pay substantial sums. Our risks in this area are particularly pronounced given the relatively limited number of electrified powertrain solutions delivered to date and limited field experience of our products. Moreover, a product liability claim against us or our competitors could generate substantial negative publicity about our products and business and could have a material adverse effect on our brand, reputation, business, prospects, financial condition and operating results.

We rely on a limited number of customers for a large portion of our revenues, and the loss of one or more such customers could have a material adverse impact on our business, financial condition and results of operations.

We depend on a limited number of customers for a significant portion of our revenue. For the fiscal year ended December 31, 2020, we had one customer that accounted for 68% of our revenue. The loss of this customer could have a significant impact on our revenues and harm our business, results of operations and cash flows.

We may not be able to further penetrate the fleet market or enter into new markets in the future.

Our success, and our ability to increase revenue and operate profitably, depends in part on our ability to expand our customer base, further penetrating the fleet markets comprised of corporations, municipalities and public utilities along with expansion into new markets. We have an established customer base in the light and medium duty commercial and municipal fleet markets, although there is no assurance that we will be able to make additional sales to our existing or prior customers. As part of our growth plan, an increase in revenue is expected to be generated from further market penetration into the light and medium duty commercial and municipal fleet markets. In addition, as we develop new technologies, part of the growth plan involves expansion into new markets, such as the heavy duty commercial fleet market. If we are unable to meet our customers’ performance requirements or industry specifications limiting expansion into existing or new markets, our business, prospects, financial condition and operating results would be materially adversely affected.

We may be unable to adequately control the costs associated with our operations.

We will require significant capital to develop and grow our business, including developing and producing our electrified powertrain solutions and building our brand. We expect to incur significant expenses which will impact our profitability, including research and development expenses, raw material procurement costs, sales and distribution expenses as we build our brand and market our electrified powertrain solutions, and general and administrative expenses as we scale our operations and incur costs as a public company. Our ability to become profitable in the future will depend on our ability to complete the design and development of additional electrified powertrain solutions to meet projected performance metrics and successfully market our electrified powertrain solutions and services. Additionally, for us to become profitable, we must develop powertrain solutions that are cost effective to help achieve our expected margins. If we are unable to efficiently design, produce, market, sell, distribute and service our electrified powertrain solutions, our margins, profitability and prospects would be materially and adversely affected.

Our business model requires further market penetration to drive growth and failure to expand would have a material adverse effect on our operating results and business and could result in substantial liabilities that exceed our resources.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected. Our future results depend on the successful implementation of our management’s growth strategies – including the launch of new products and services through our XL Grid and EaaS offerings - and are based on assumptions and events over which we have only partial or no control. These initiatives and products may not generate as much revenue, cost more to bring to market, and create greater liabilities than we anticipate. We will continue to encounter risks and difficulties frequently experienced by early stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the capital-intensive nature of our business, we can be expected to continue to sustain substantial operating expenses without generating sufficient revenues to cover expenditures. Any investment in us is therefore highly speculative and could result in the loss of your entire investment.

We may require continued capital investment.

We should have sufficient capital in the near future for the design, development and manufacture of electrified powertrain solutions. However, we may require additional capital investment in the future to fund operations, continue research and development and improve infrastructure. There can be no assurance that we will have access to the capital we need on favorable terms when required or at all. If we cannot raise additional funds when we need them, our financial condition and business could be materially adversely affected.

If we fail to manage our growth effectively, including failing to attract and integrate qualified personnel, we may not be able to develop, produce, market and sell our electrified powertrain solutions successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We intend to expand our operations significantly. We expect our future expansion to include:

●	expanding the management team;

●	hiring and training new personnel;

●	forecasting production and revenue;

●	controlling expenses and investments in anticipation of expanded operations;

●	establishing or expanding design, production, sales and service facilities;

●	implementing and enhancing administrative infrastructure, systems and processes;

●	expanding into international markets; and

●	acquiring other businesses.

We intend to continue to hire a significant number of additional personnel, including controls and systems engineers, design and development engineers and production personnel for our electrified powertrain solutions. Because our electrified powertrain solutions are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in electrified vehicles may not be available to hire, and as a result, we will need to expend significant time and expense training any newly hired employees. Competition for individuals with experience designing and producing electrified vehicles and their software is intense, and we may not be able to attract, integrate, train, motivate or retain additional highly qualified personnel. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business, prospects, financial condition and operating results.

Our success will depend on our ability to economically source and coordinate the installation of electrified powertrain solutions at scale, and our ability to develop and produce electrified powertrain solutions of sufficient quality and appeal to customers on schedule and at scale is unproven.

Our business depends in large part on our ability to execute our plan to develop, produce, assemble, market, sell, install and service our electrified powertrain solutions. In particular, we rely on Parker Hannifin Corporation to supply all of our motors. We further rely on other third parties to supply wire harnesses and inverters, each of which are used in our electrified powertrain solutions. We currently source all components and assemble them into systems which are sent to our upfitter partners. These upfitter partners then install and commission our electrified powertrain solutions. While these arrangements can lower operating costs and enable rapid increases in installations, they also reduce our direct control over installation. Such diminished control may have an adverse effect on the quality or quantity of products or services, or our flexibility to respond to changing conditions.

We rely on single-source suppliers to supply and produce certain components and rely on upfitter partners for installation of our electrified powertrain solutions. Any failure of these suppliers or partners to perform could require us to seek alternative suppliers or to expand our production capabilities, which could incur additional costs and have a negative impact on our cost or supply of components or finished goods. In addition, production, logistics in supply or production areas, or transit to final destinations can be disrupted for a variety of reasons including, but not limited to, natural and man-made disasters, information technology system failures, commercial disputes, military actions, economic, business, labor, environmental, public health or political issues or international trade disputes.

We, along with our supply chain and upfitter partners, have limited experience to date in high volume production of our electrified powertrain solutions. We do not know if the sources of component supply and/or upfitters at scale will remain reliable to enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our electrified powertrain solutions. Even if we and our upfitter partners are successful in developing our high volume production capability and processes and in reliably sourcing our component supply, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or in time to meet our vehicle commercialization schedules or to satisfy the requirements of customers. Any failure to develop such production processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, prospects, financial condition and operating results.

We may experience significant delays in the design, production and launch of our electrified powertrain solutions, which could harm our business, prospects, financial condition and operating results.

Any delay in the financing, design, production and launch of our electrified powertrain solutions could materially damage our brand, business, prospects, financial condition and operating results. There are often delays in the design, production and commercial release of new products, and to the extent these delays postpone the launch of our electrified powertrain solutions, our growth prospects could be adversely affected as we may fail to grow our market share. We integrate electrified solutions into OEM vehicles, and if the OEM makes unexpected changes to the function of the vehicle, this could significantly delay the development and therefore launch of our electrified powertrain solutions. We will rely on upfitter partners to install our electrified powertrain solutions, and if they are not able to produce product at scale or meet our specifications, we may need to expand our production capabilities, which would cause us to incur additional costs. Furthermore, we rely on third-party suppliers for the provision and development of many of the key components and materials used in our electrified powertrain solutions, and to the extent they experience any delays, we may need to seek alternative suppliers. If we experience delays by our suppliers, we could experience delays in delivering on our timelines.

If we are unable to successfully produce our electrified powertrain solutions, our business will be harmed.

There are numerous potential ways we could be unable to produce our electrified powertrain solutions. Our suppliers’ production facilities, which are used to produce components for our electrified powertrain solutions, would be costly to replace and could require substantial lead time to replace and qualify for use. Our suppliers’ production facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, or by health epidemics, such as the recent COVID-19 pandemic, which may render it difficult or impossible for us to produce our electrified powertrain solutions for some period of time. The inability to produce our electrified powertrain solutions or the backlog that could develop if our production facilities and the production facilities of our outsourcing partners and suppliers are inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to our on acceptable terms, if at all.

We are dependent on vehicle OEMs, upfitters and body builders to bring our electrified powertrain solutions to market, all of which are subject to risks.

Because we do not manufacture complete vehicles, we are dependent on vehicle OEMs and body builders to provide vehicle chassis for our electrified powertrain solutions. We rely on upfitters for the installation of our electrified powertrain solutions. Reliance on OEMs, body builders and upfitters for the production and installation of our electrified powertrain solutions is subject to risks with respect to operations that are outside our control. By way of example, the current global microchip shortage has begun to limit the availability of chassis from several vehicle OEMs in the current year. If OEMs or body builders are not able to produce vehicle chassis and provide them to us or upfitters, or a change in governmental regulations or policies occurs, we would need to develop our own vehicle on which to install our electrified powertrain solutions. Either case could have a negative impact on our ability to sell our electrified powertrain solutions at anticipated prices or margins or in expected timeframes. Additionally, we may permit returns of vehicles installed with our electrified powertrain solutions, which may result in significant additional costs to us if we are required to convert the vehicles back to their original form. There is risk of potential disputes with our upfitters, and we could be affected by negative publicity related to our upfitter partners whether or not such publicity is related to their collaboration with us. Our ability to successfully build a premium brand could also be adversely affected by perceptions about the quality of our upfitter partners’ workmanship. In addition, although we are involved in each step of the supply chain, production and installation processes, because we also rely on our upfitter partners and suppliers to meet our quality standards, there can be no assurance that the final product will meet expected quality standards.

We may be unable to enter into new agreements or extend existing agreements with upfitter partners on terms and conditions acceptable to us and therefore may need to contract with other third parties or significantly add to our own production capacity. There can be no assurance that in such event we would be able to engage other third parties or establish or expand our own production capacity to meet our needs on acceptable terms or at all. The expense and time required to complete any transition, and to assure that our electrified powertrain solutions produced at facilities of new producers comply with our quality standards and regulatory requirements, may be greater than anticipated. Any of the foregoing could adversely affect our business, prospects, financial condition and operating results.

Our ability to sell electrified powertrain solutions depends on compatibility with various OEM vehicle models and characteristics. The pace of change of these models and changing model availability is outside of our control and could create adverse conditions and materially affect our financial results.

We are dependent on our suppliers, some of which are single or limited source suppliers, and the inability of these suppliers to deliver necessary components of our systems for powertrains at prices and volumes, performance and specifications acceptable to us could have a material adverse effect on our business, prospects, financial condition and operating results.

We rely on third-party suppliers for the provision and development of certain key components and materials used in our electrified powertrain solutions. While we plan to obtain components from multiple sources whenever possible, some of the critical components used in our vehicles will be purchased by us from a single source or a limited number of sources. For example, we purchase all of our motors from a single supplier, Parker Hannifin Corporation.

Our third-party suppliers may not be able to meet their product specifications and performance characteristics, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain required certifications for their products which we plan to use or provide warranties that are necessary for our solutions. If we are unable to obtain components and materials used in our electrified powertrain solutions from our suppliers or if our suppliers decide to create or supply a competing product, our business could be adversely affected. While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term (or at all) or at prices or quality levels that are favorable to us, which could have a material adverse effect on our business, prospects, financial condition and operating results.

Our manufacturing operations are dependent upon third-party suppliers, including, in certain cases, single-source suppliers, making us vulnerable to supply shortages.

Third-party suppliers provide us with raw materials, parts and manufactured components (“Third Party Supplies”). Any delay in receiving Third Party Supplies could impair our ability to deliver products to our customers and, accordingly, could have an adverse effect on our business, financial condition, results of operations, and cash flows. The volatility in the financial markets and uncertainty in the automotive sector could result in exposure related to the financial viability of certain of our suppliers. Suppliers may also exit certain business lines, causing us to find other suppliers for materials or components. Finding new suppliers could potentially delay our ability to timely deliver products to customers and such new suppliers may also change the terms on which they are willing to provide products to us, any of which could adversely affect our financial condition and results of operations. In addition, many of our suppliers have unionized workforces that could be subject to work stoppages as a result of labor relations issues. The outbreak of COVID-19 resulted in work stoppages at certain suppliers that are part of our supply chain. The ongoing impact of the COVID-19 pandemic could result in additional work stoppages at our suppliers in the future. All manufacturing operations at our plants are subject to change based on market conditions, component supplier disruptions, government regulations, and the continued spread and impact of the COVID-19 pandemic. If work stoppages were to be implemented, there could be resulting supply shortages that could impact our ability to deliver our products to our customers on schedule and, accordingly, could have an adverse effect on our business, financial condition, results of operations, and cash flows. Some of our suppliers are the sole source for a particular supply item (e.g., the majority of motors, certain batteries, and inverters) and cannot be quickly or inexpensively re-sourced to another supplier due to long lead times and contractual commitments that might be required by another supplier in order to provide the component or materials. Even as production resumes by us and our suppliers, production volumes may be volatile and we may need to modify our production environment to ensure the health and safety of our workers and customers. If we are unsuccessful in managing a re-start of our production, our results of operations may be materially affected. In addition to the risks described above regarding interruption of Third Party Supplies, which are exacerbated in the case of single-source suppliers, the exclusive supplier of a component potentially could exert significant bargaining power over price, quality, warranty claims or other terms relating to a component. Additionally, our suppliers may prioritize their resources for any long-term commitments to third parties or larger customers and to our detriment. We may not be in a position to find alternate suppliers in a timely manner to continue to operate consistent with our obligations to or expectations of our customers.

Our future growth is dependent upon the fleet industry’s willingness to adopt xEVs.

Our growth is highly dependent upon the adoption of xEVs by the commercial and municipal fleet industry. If the market for xEVs and our electrified powertrain solutions does not develop at the rate or in the manner or to the extent that we expect, or if critical assumptions we have made regarding the efficiency of our electrified powertrain solutions are incorrect or incomplete, our business, prospects, financial condition and operating results will be harmed. The fleet market for xEVs is characterized by rapidly changing technologies, price competition, numerous competitors including OEMs, evolving government regulation and industry standards and uncertain customer demands and behaviors.

Factors that may influence the fleet market adoption of xEVs vehicles include:

●	perceptions about xEV quality, safety, design, performance, reliability and cost, especially if adverse events or accidents occur that are linked to the quality or safety of xEVs;

●	the perceived willingness of vehicle OEMs to honor factory warranties on vehicles equipped with our powertrain solutions;

●	perceptions about vehicle safety in general, including the use of advanced technology, such as vehicle electronics, batteries and regenerative braking systems;

●	the decline of vehicle efficiency and/or range resulting from deterioration over time in the ability of the battery to hold a charge;

●	changes or improvements in the fuel economy of internal combustion engines, the vehicle and the vehicle controls or competitors’ electrified systems;

●	the availability of service, charging and fueling and other associated costs for xEVs;

●	volatility in the cost of energy, electricity, oil and gasoline could affect buying decisions;

●

government regulations and economic incentives promoting fuel efficiency and alternate forms of energy, including new regulations mandating zero tailpipe emissions compared to overall carbon reduction;

●	the availability of tax and other governmental incentives to purchase and operate xEVs or future regulation requiring increased use of nonpolluting trucks; and

●	macroeconomic factors.

As an example, the market price of oil has dropped since January 2020, and it is unknown to what extent any corresponding decreases in the cost of fuel may impact the market for xEVs. Moreover, travel restrictions and social distancing efforts in response to the COVID-19 pandemic may negatively impact the commercial fleet industry, for an unknown, but potentially lengthy, period of time. Additionally, we may become subject to regulations that may require us to alter the design of our electrified powertrain solutions, which could negatively impact customer interest in our products.

We may in the future experience additional competition in current and potential future markets.

We work closely with traditional vehicle manufacturers to provide electrification solutions for their standard gas-powered vehicles. As a result, we have historically considered our relationship to such companies to be that of a market partner as opposed to a competitor. But as the vehicle electrification market continues to expand, traditional vehicle manufacturers may develop and market xEV solutions in larger vehicles or all electric versions of the same vehicles being deployed with our systems. In particular, Tesla, Inc. (“Tesla”), Hyliion, Inc. (“Hyliion”) and Nikola Corporation (“Nikola”) have announced their plans to bring Class 8 long haul battery electric vehicles and fuel cell electric vehicles to the market over the coming years. Cummins Inc., Daimler AG, Dana Incorporated, Navistar International Corporation, PACCAR Inc., Volvo Group, XOS Trucks and other commercial vehicle manufacturers have also announced their plans to bring Class 8 battery electric vehicles or fuel cell electric vehicles to the market.

In the event that traditional vehicle manufacturers develop xEV solutions that compete with vehicles outfitted with our electrification solutions, we will experience increased industry competition. Competitors may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing and support of their electric vehicles. Additionally, such competitors may have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships and other resources than we do. We may experience competition with respect to recruiting and retaining qualified research and development, sales, marketing and management personnel, as well as further competition in acquiring technologies complementary to, or necessary for, our products. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors. There are no assurances that customers will choose our electrified systems or vehicles over those of our competitors, and future competition could have a material adverse effect on our business, financial condition and results of operations.

We, the OEMs and our suppliers are subject to substantial regulation, and unfavorable changes to, or failure by us, the OEMs or our suppliers to comply with, these regulations could substantially harm our business and operating results.

Our electrified powertrain solutions, and the sale of motor vehicles in general, are subject to substantial regulation under international, federal, state and local laws. OEMs and our suppliers also are currently, or may in the future, become subject to such regulations. We continue to evaluate requirements for licenses, approvals, certificates and governmental authorizations necessary to manufacture, sell or service our electrified powertrain solutions in the jurisdictions in which we plan to operate and intend to take such actions necessary to comply. We may experience difficulties in obtaining or complying with various licenses, approvals, certifications and other governmental authorizations necessary to manufacture, sell or service our electrified powertrain solutions in any of these jurisdictions. If we, OEMs or our suppliers are unable to obtain or comply with any of the licenses, approvals, certifications or other governmental authorizations necessary to carry out our operations in the jurisdictions in which they currently operate, or those jurisdictions in which they plan to operate in the future, our business, prospects, financial condition and operating results could be materially adversely affected. We expect to incur significant costs in complying with these regulations. Regulations related to the vehicle industry are evolving and we face risks associated with changes to these regulations, including but not limited to:

●	increased subsidies for corn and ethanol production, which could reduce the operating cost of vehicles that use ethanol or a combination of ethanol and gasoline;

●	low oil prices; and

●	increased support from local, state and federal governments for other alternative fuel systems, such as but not limited to hydrogen, natural gas and bio-fuels, which could have an impact on the acceptance of our electrified powertrain solutions.

To the extent the laws change, our electrified powertrain solutions and our suppliers’ products may not comply with applicable international, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results would be adversely affected.

We are exposed to the credit risk of some of our direct customers, which subjects us to the risk of non-payment for our products.

We distribute our electrified powertrain solutions through a network of upfitters, OEMs and OEM dealers, some of which may not be well-capitalized and may be of a lower credit quality. This direct customer network subjects us to the risk of non-payment for our electrified powertrain solutions. In addition, during periods of economic downturn in the global economy, our exposure to credit risks from our direct customers may increase, and our efforts to monitor and mitigate the associated risks may not be effective. In the event of non-payment by one or more direct customers, our business, financial condition and results of operations could be materially adversely affected.

We may need to raise additional funds, which may not be available to us on favorable terms or at all. If we cannot raise additional funds when we need them, our business, prospects, financial condition and operating results could be negatively affected.

The design, production, sale and servicing of our electrified powertrain solutions is capital-intensive. We currently expect that no additional capital will be needed to achieve profitability. However, we may subsequently determine that additional funds are necessary earlier than anticipated. This capital may be necessary to fund our ongoing operations, continue research, development and design efforts, acquire companies or technologies and improve infrastructure. We may raise additional funds through the issuance of equity, equity related or debt securities or through obtaining credit from government or financial institutions. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our business, prospects, financial condition and operating results could be materially adversely affected.

If we are unable to establish and maintain confidence in our long-term business prospects among customers and analysts and within our industry, or are subject to negative publicity, then our financial condition, operating results, business prospects and access to capital may suffer materially.

Customers may be less likely to purchase our electric powertrain solutions if they are not convinced that our business will succeed or that our service and support and other operations will continue in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies and other parties in our products, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as customer unfamiliarity with our electric powertrain solutions, any delays in scaling production, delivery and service operations to meet demand, competition and uncertainty regarding the future of hybrid electric vehicles or our other services and our production and sales performance compared with market expectations.

If we are unable to address the service requirements of our customers, our business, prospects, financial condition and operating results may be materially and adversely affected.

With further market penetration and expansion into new markets, we plan to increase our servicing network of our electrified powertrain solutions. Servicing xEVs is different than servicing traditional vehicles and requires specialized skills, including high voltage training and servicing techniques. We partner with upfitters to perform some or all of the servicing on our electrified powertrain solutions, and will need to expand our service network. There can be no assurance that we will be able to enter into an acceptable arrangement with any such third-party provider. Our customers will also depend on our customer support team to resolve technical and operational issues relating to the integrated software underlying our electrified powertrain solutions. Our ability to provide effective customer support is largely dependent on our ability to attract, train and retain qualified personnel with experience in supporting customers on platforms such as ours. As we continue to grow, additional pressure may be placed on our customer support team, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. We also may be unable to modify the future scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our operating results. If we are unable to successfully address the service requirements of our customers or establish a market perception that we do not maintain high-quality support, we may be subject to claims from our customers, including loss of revenue or damages, and our business, prospects, financial condition and operating results may be materially and adversely affected.

We are highly dependent on the services of Dimitri N. Kazarinoff, our Chief Executive Officer, and Thomas (Tod) J. Hynes III, our President, and if we are unable to retain Mr. Kazarinoff or Mr. Hynes, attract and retain key employees and hire qualified management, technical and vehicle engineering personnel, our ability to compete could be harmed.

Our success depends, in part, on our ability to retain our key personnel. We are highly dependent on the services of Dimitri N. Kazarinoff, our Chief Executive Officer, and Tod Hynes, our President. Mr. Kazarinoff and Mr. Hynes are the source of many, if not most, of the ideas and execution driving our company. If Mr. Kazarinoff or Mr. Hynes were to discontinue their service to us due to death, disability or any other reason, we would be significantly disadvantaged. The unexpected loss of or failure to retain one or more of our key employees could adversely affect our business.

Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel. Experienced and highly skilled employees are in high demand and competition for these employees can be intense, and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our global business strategy. We do not maintain, and we do not expect to maintain in the future, key man life insurance policies with respect to Dimitri N. Kazarinoff or Tod Hynes. Any failure by our management team and our employees to perform as expected may have a material adverse effect on our business, prospects, financial condition and operating results.

We face significant barriers to enter new markets, and if we cannot successfully overcome those barriers, our business will be negatively impacted.

The commercial trucking industry has traditionally been characterized by significant barriers to entry, including the ability to meet performance requirements or industry specifications, acceptance by OEMs and end users, investment costs of design and production, the need for specialized design and development expertise, regulatory requirements, establishing a brand name and image and the need to establish sales capabilities. If we are not able to overcome these barriers, our business, prospects, financial condition and operating results will be negatively impacted and our ability to grow our business will be harmed.

Future product recalls could materially adversely affect our business, prospects, financial condition and operating results.

In 2019 we experienced two recalls that were subsequently remediated. In the future, we may voluntarily or involuntarily initiate a recall if any of our products (including the batteries we design, develop and include in our systems) prove to be defective or noncompliant with applicable federal motor vehicle safety standards. Such recalls involve significant expense and diversion of management attention and other resources, which could adversely affect our brand image, as well as our business, prospects, financial condition and operating results.

Increases in costs, disruption of supply or shortage of our components, particularly battery cells, could harm our business.

In the production of our electrified powertrain solutions, we have experienced, and in the future may again experience, increases in the cost or a sustained interruption in the supply or shortage of our components. Any such increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. The prices for our components fluctuate depending on market conditions and global demand and could adversely affect our business, prospects, financial condition and operating results. For instance, we are exposed to multiple risks relating to price fluctuations for battery cells. These risks include:

●	the inability or unwillingness of current battery manufacturers to build or operate battery cell production facilities to supply the numbers of battery cells required to support the growth of the electric vehicle industry as demand for such cells increases;

●	disruption in the supply of cells due to quality issues or recalls by the battery cell manufacturers; and

●	an increase in the cost of raw materials.

Any disruption in the supply of battery cells could temporarily disrupt production of our electrified powertrain solutions until a different supplier is fully qualified. Moreover, battery cell manufacturers may refuse to supply electric vehicle manufacturers if they determine that the vehicles are not sufficiently safe. Furthermore, fluctuations or shortages in petroleum and other economic conditions have in the past and may again in the future cause us to experience significant increases in freight charges. Substantial increases in the prices for raw materials have in the past and may again in the future increase the cost of our components and consequently, the costs of products. There can be no assurance that we will be able to recoup increasing costs of our components by increasing prices, which could reduce our margins.

Vehicles equipped with our electrified powertrain solutions will make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame.

The battery packs within our electrified powertrain solutions will make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While the battery pack is designed to contain any single cell’s release of energy without spreading to neighboring cells, a field or testing failure of our vehicles or other battery packs that we produce could occur, which could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications or any future incident involving lithium-ion cells, such as a vehicle or other fire, even if such incident does not involve our vehicles, could seriously harm our business and reputation.

In addition, we store battery packs in our facility prior to sending such battery packs to upfitters for installation on vehicles. Any mishandling of battery cells may cause disruption to the operation of our facilities. While we have implemented safety procedures related to the handling of the cells, a safety issue or fire related to the cells could disrupt our operations. Such damage or injury could lead to adverse publicity and potentially a safety recall. Moreover, any failure of a competitor’s electric vehicle or energy storage product may cause indirect adverse publicity for us and our products. Such adverse publicity could negatively affect our brand and harm our business, prospects, financial condition and operating results.

We have been, and may in the future be, adversely affected by the global COVID-19 pandemic, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm our business, prospects, financial condition and operating results.

There has been a widespread worldwide impact from the COVID-19 pandemic, and we have been, and may in the future be, adversely affected as a result. Numerous government regulations and public advisories, as well as shifting social behaviors, have temporarily limited or closed non-essential transportation, government functions, business activities and person-to-person interactions, and the duration of such trends is difficult to predict. Reduced operations and production line shutdowns at vehicle OEMs due to COVID-19, limitations on travel by our personnel and personnel of our customers, and future delays or shutdowns of vehicle OEMs or our suppliers could impact our ability to meet customer orders. We also instituted certain temporary cost reduction measures such as reducing or deferring discretionary spending.

Our operations and timelines may also be affected by global economic markets and levels of consumer comfort and spending, which could impact demand in the worldwide transportation industries. Because the impact of current conditions on an ongoing basis is yet largely unknown, is rapidly evolving and has been varied across geographic regions, this ongoing assessment will be particularly critical to allow us to accurately project demand and infrastructure requirements globally and deploy our workforce and other resources accordingly. If current global market conditions continue or worsen, or if we cannot or do not resume reduced operations at a rate commensurate with such conditions or resume full operational capacity and are later required to or choose to reduce such operations again, our business, prospects, financial condition and operating results could be materially harmed.

Our financial condition and results of operations for fiscal 2021 and future periods may be adversely affected by the recent COVID-19 outbreak or other outbreak of infectious disease or similar public health threat.

COVID-19 continues to spread globally and has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. These measures have impacted and may continue to impact our workforce and operations, the operations of our customers, and those of our respective suppliers. We have experienced some disruptions in supply from some of our suppliers. Additionally, we have experienced a shift in customer demand. There is considerable uncertainty regarding such measures and potential future measures. Restrictions on access to our support operations or workforce, or similar limitations for our vendors and suppliers, and restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, could limit our capacity to meet customer demand, lead to increased costs and have a material adverse effect on our financial condition and results of operations.

The outbreak has significantly increased economic and demand uncertainty. These uncertainties also make it more difficult for us to assess the quality of our product order backlog and to estimate future financial results. The current outbreak of COVID-19 has caused an economic slowdown, and it is increasingly likely that its continued spread will lead to a global recession, which could have a material adverse effect on demand for our products and on our financial condition and results of operations.

The spread of COVID-19 has caused us to modify our business practices and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed. In addition, in light of concerns about the spread of COVID-19, our workforce has at times been operating at reduced levels at our facilities, which may continue to have an adverse impact on our ability to timely meet future customer orders.

The duration of the business disruption and related financial impact cannot be reasonably estimated at this time. However, it may materially affect our ability to obtain materials, deliver products in a timely manner, and it also may impair our ability to meet customer demand for products, result in lost sales, additional costs, or penalties, or damage our reputation. The extent to which COVID-19 or any other health epidemic will further impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

Additionally, we have experienced and may continue to experience demand uncertainty as a result of COVID-19. This demand uncertainty has continued into fiscal year 2021, with delays in the government response and postponements of purchases of our products by municipal departments due to major budget shortfalls. In addition, we believe that the impact of the global microchip shortage that the entire industry is currently experiencing will adversely impact our operating costs in fiscal year 2021. Given the uncertainty related to vaccination speed and rates and potential impacts of new variants of COVID-19, there continues to be pandemic related risk to our results. The extent to which these impacts on demand may continue, and the effect they may have on our business and operating results, will depend upon future developments that are highly uncertain and cannot be accurately predicted.

Our insurance strategy may not be adequate to protect us from all business risks.

In the ordinary course of business, we may be subject to losses resulting from products liability, accidents, acts of God and other claims against us, for which we may have no insurance coverage. While we currently carry commercial general liability, commercial automobile liability, excess liability and workers’ compensation policies, we may not maintain sufficient insurance coverage, and in some cases, we may not maintain any at all. Additionally, the policies that we do have may include significant deductibles, and we cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. A loss that is uninsured or exceeds policy limits may require us to pay substantial amounts, which could materially adversely affect our financial condition and operating results.

We are or may be subject to risks associated with strategic alliances or acquisitions and may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.

We have entered into strategic alliances, and may in the future enter into additional strategic alliances or joint ventures or minority equity investments, in each case with various third parties for the production of our electrified powertrain solutions as well as with other collaborators with capabilities on data and analytics, engineering and installation channels. These alliances subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffers negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.

Strategic business relationships will be an important factor in the growth and success of our business. However, there are no assurances that we will be able to continue to identify or secure suitable business relationship opportunities in the future or our competitors may capitalize on such opportunities before we do. Moreover, identifying such opportunities could require substantial management time and resources, and negotiating and financing relationships involves significant costs and uncertainties. If we are unable to successfully source and execute on strategic relationship opportunities in the future, our overall growth could be impaired, and our business, prospects, financial condition and operating results could be materially adversely affected.

When appropriate opportunities arise, we may acquire additional assets, products, technologies or businesses that are complementary to our existing business. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if we fail to do so. Furthermore, acquisitions and the subsequent integration of new assets and businesses into our own require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect and, given prevailing investment interest in the vehicle electrification sector, may command inflated purchase consideration, excessive growth investment and/or generate significant near term operating losses. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

We are subject to cybersecurity risks to operational systems, security systems, infrastructure, integrated software in our electrified powertrain solutions and customer data processed by our or third-party vendors or suppliers and any material failure, weakness, interruption, cyber event, incident or breach of security could prevent us from effectively operating our business.

We are at risk for interruptions, outages and breaches of: (a) operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; (b) facility security systems, owned by us or our third-party vendors or suppliers; (c) transmission control modules or other in-product technology, owned by us or our third-party vendors or suppliers; (d) the integrated software in our electrified powertrain solutions; or (e) customer or driver data that our processes or our third-party vendors or suppliers process on our behalf. Such cyber incidents could: materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers, drivers or others; jeopardize the security of our facilities; or affect the performance of transmission control modules or other in-product technology and the integrated software in our electrified powertrain solutions. A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception. The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. Although we maintain information technology measures designed to protect ourselves against intellectual property theft, data breaches and other cyber incidents, such measures will require updates and improvements, and we cannot guarantee that such measures will be adequate to detect, prevent or mitigate cyber incidents. The implementation, maintenance, segregation and improvement of these systems requires significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving, expanding and updating current systems, including the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or produce, sell, deliver and service our electric powertrain solutions, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that these systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information or intellectual property could be compromised or misappropriated and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

A significant cyber incident could impact production capability, harm our reputation, cause us to breach our contracts with other parties or subject us to regulatory actions or litigation, any of which could materially affect our business, prospects, financial condition and operating results. In addition, our insurance coverage for cyberattacks may not be sufficient to cover all the losses we may experience as a result of a cyber-incident.

We also collect, store, transmit and otherwise process customer, driver and employee and others’ data as part of our business and operations, which may include personal data or confidential or proprietary information. We also work with partners and third-party service providers or vendors that collect, store and process such data on our behalf and in connection with our products and services. There can be no assurance that any security measures that we or our third-party service providers or vendors have implemented will be effective against current or future security threats. While we have developed systems and processes designed to protect the availability, integrity, confidentiality and security of our and our customers’, drivers’, employees’ and others’ data, our security measures or those of our third-party service providers or vendors could fail and result in unauthorized access to or disclosure, acquisition, encryption, modification, misuse, loss, destruction or other compromise of such data. If a compromise of such data were to occur, we may become liable under our contracts with other parties and under applicable law for damages and incur penalties and other costs to respond to, investigate and remedy such an incident. Laws in all 50 states require us to provide notice to customers, regulators, credit reporting agencies and others when certain sensitive information has been compromised as a result of a security breach. Such laws are inconsistent and compliance in the event of a widespread data breach could be costly. Depending on the facts and circumstances of such an incident, these damages, penalties, fines and costs could be significant. Such an event could harm our reputation and result in litigation against us. Any of these results could materially adversely affect our business, prospects, financial condition and operating results.

Any unauthorized control or manipulation of the information technology systems in our electrified powertrain solutions could result in loss of confidence in us and our electrified powertrain solutions and harm our business.

Our electrified powertrain solutions contain complex information technology systems and built-in data connectivity to accept and install periodic remote updates to improve or update functionality. We have designed, implemented and tested security measures intended to prevent unauthorized access to our information technology networks, our electrified powertrain solutions and related systems. However, hackers may attempt to gain unauthorized access to modify, alter and use such networks and systems to gain control of or to change our electrified powertrain solutions’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by the vehicles. Future vulnerabilities could be identified and our efforts to remediate such vulnerabilities may not be successful. Any unauthorized access to or control of our electrified powertrain solutions, or any loss of customer data, could result in legal claims or proceedings and remediation of such problems could result in significant, unplanned capital expenditures. In addition, regardless of their veracity, reports of unauthorized access to our electrified powertrain solutions or data, as well as other factors that may result in the perception that our electrified powertrain solutions or data are capable of being “hacked,” could negatively affect our brand and harm our business, prospects, financial condition and operating results.

We are subject to evolving laws, regulations, standards and contractual obligations related to data privacy and security, and our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability or adversely affect our business.

We intend to use our in-vehicle services and functionality to log information about each vehicle’s use in order to aid our in-vehicle diagnostics and servicing. Our customers or their drivers may object to the use of this data, which may increase our vehicle maintenance costs and harm our business prospects. Collection of our customers’, employees’ and others’ information in conducting our business may subject us to various legislative and regulatory burdens related to data privacy and security that could require notification of data breaches, restrict our use of such information and hinder our ability to acquire new customers or market to existing customers. The regulatory framework for data privacy and security is rapidly evolving, and we may not be able to monitor and react to all developments in a timely manner. For example, California requires connected devices to maintain minimum information security requirements. As legislation continues to develop, we will likely be required to expend significant additional resources to continue to modify or enhance our protective measures and internal processes to comply with such legislation. In addition, non-compliance with these laws or a significant breach of our third-party service providers’ or vendors’ or our own network security and systems could have serious negative consequences for our business and future prospects, including possible fines, penalties and damages, reduced customer demand for our vehicles and harm to our reputation and brand.

We are subject to various environmental laws and regulations that could impose substantial costs upon us and cause delays in building our production facilities.

Our operations are and will be subject to international, federal, state and local environmental laws and regulations, including laws relating to the use, handling, storage, disposal of and human exposure to hazardous materials. Environmental and health and safety laws and regulations can be complex, and we have limited experience complying with them. Moreover, we expect that we will be affected by future amendments to such laws or other new environmental and health and safety laws and regulations which may require us to change our operations, potentially resulting in a material adverse effect on our business, prospects, financial condition and operating results. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations.

Contamination at properties we own or operate, properties we formerly owned or operated or to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or operating results. We may face unexpected delays in obtaining required permits and approvals that could require significant time and financial resources and delay our ability to operate these facilities, which would adversely impact our business, prospects, financial condition and operating results.

Our electrified powertrain solutions could face competition from original equipment manufacturers and other providers of electrification solutions that enter the commercial vehicle electrification market.

The vehicle electrification market has expanded significantly since we were founded in 2009. While we currently face limited direct competition in the commercial vehicle electrification market, which includes companies such as Hyliion, Workhorse Group Inc. (“Workhorse”), Nikola and Lordstown, because we source all of our components from third party suppliers, some of which under non-exclusive contracts, it is possible that competitors may enter the market in the future. In addition, OEMs that have traditionally focused on the consumer market may expand into the commercial markets. If these companies or other OEMs or providers of electrification solutions expand into the commercial markets, we will face increased direct competition, which could have a material adverse effect on our product prices, market share, revenue and profitability.

The performance characteristics of our electrified powertrain solutions, including fuel economy and emissions levels, may vary, including due to factors outside of our control.

The performance characteristics of our electrified powertrain solutions may vary due to factors outside of our control. For instance, the estimated fuel savings and fuel economy of vehicles installed with our electrified powertrain solutions may vary depending on factors including, but not limited to, drive cycle, speed, terrain, hardware efficiency, payload, vehicle and weather conditions. In addition, GHG emissions of vehicles installed with our electrified powertrain solutions may also vary due to external factors, including the type of fuel, drive cycle, the efficiency and certification of the engine and where the engine is being operated. Additionally, the total emissions generated is subject to how the electricity used to charge our plug in products is generated, which is also outside of our control. These external factors, as well as any operation of our electrified powertrain solutions other than as intended, may result in emissions levels that are greater than we expect. Due to these factors, there can be no guarantee that the operators of vehicles using our electrified powertrain solutions will realize the expected fuel savings and fuel economy and GHG emission reductions.

Our suppliers may rely on complex machinery for our component production, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.

Our suppliers may rely on complex machinery for the production and assembly of components used in our electrified powertrain solutions, which will involve a significant degree of uncertainty and risk in terms of operational performance and costs. Some of our suppliers’ production facilities consist of large-scale machinery combining many components. These components may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of these components may significantly affect the intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, they may result in the personal injury to or death of workers, the loss of production equipment, damage to production facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, prospects, financial condition or operating results.

We have identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences.

As a private company, we had not been required to document and test our internal controls over financial reporting nor had management been required to certify the effectiveness of our internal controls and our auditors had not been required to opine on the effectiveness of our internal control over financial reporting. Similarly, we had not been subject to the SEC’s internal control reporting requirements. Following the Business Combination, we became subject to these requirements.

In the course of preparing the financial statements for the year ended December 31, 2019 and 2020, we identified material weaknesses in internal control over financial reporting, which relate to insufficient technical accounting resources and lack of segregation of duties. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. These deficiencies could result in misstatements to our financial statements that would be material and would not be prevented or detected on a timely basis.

Our management has concluded that these material weaknesses in our internal control over financial reporting are due to the fact that, prior to the Business Combination, we were a private company with limited resources. We did not have the necessary business processes and related internal controls, or the appropriate resources or level of experience and technical expertise, that would be required to oversee financial reporting processes or to address the accounting and financial reporting requirements. Our management is in the process of developing a remediation plan. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate.

If not remediated, these material weaknesses could result in further material misstatements to our annual or interim financial statements that would not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock could be adversely affected and we could become subject to litigation or investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources.

Insufficient warranty reserves to cover future warranty claims could materially adversely affect our business, prospects, financial condition and operating results.

As our business expands the sale of our electrified powertrain solutions, we will need to increase warranty reserves to cover warranty-related claims. If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition and operating results could be materially and adversely affected. We may become subject to significant and unexpected warranty expenses as well as claims from our customers, including loss of revenue or damages. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims.

Inability to leverage vehicle and customer data could impact our software algorithms and impact research and development operations.

We rely on data collected from the use of fleet vehicles outfitted with our products, including vehicle data and data related to battery usage statistics. We use this data in connection with our software algorithms and the research, development and analysis of our products. Our inability to obtain this data or the necessary rights to use this data could result in delays or otherwise negatively impact our research and development efforts.

Interruption or failure of our information technology and communications systems could impact our ability to effectively provide our services.

We plan to include in-vehicle services and functionality that utilize data connectivity to monitor performance and timely capture opportunities to enhance over-the-road performance for cost-saving preventative maintenance. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems. Our systems will be vulnerable to damage or interruption from, among others, physical theft, fire, terrorist attacks, natural disasters, power loss, war, telecommunications failures, viruses, denial or degradation of service attacks, ransomware, social engineering schemes, insider theft or misuse or other attempts to harm our systems. We utilize reputable third-party service providers or vendors for all of our data other than our source code, and these providers could also be vulnerable to harms similar to those that could damage our systems, including sabotage and intentional acts of vandalism causing potential disruptions. Some of our systems will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems with our third-party cloud hosting providers could result in lengthy interruptions in our data services. In addition, our in-vehicle services and functionality are highly technical and complex technology which may contain errors or vulnerabilities that could result in interruptions in our business or the failure of our systems.

Our electrified powertrain solutions rely on software and hardware that is highly technical, and if these systems contain errors, bugs or vulnerabilities, or if we are unsuccessful in addressing or mitigating technical limitations in our systems, our business could be adversely affected.

Our electrified powertrain solutions rely on software and hardware, including software and hardware developed or maintained internally or by third parties, that is highly technical and complex and will require modification and updates over the life of the vehicle. In addition, our electrified powertrain solutions depend on the ability of such software and hardware to store, retrieve, process and manage immense amounts of data. Our software and hardware may contain errors, bugs, vulnerabilities, design defects or technical limitations, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs or vulnerabilities within our software or hardware may be difficult to detect and may only be discovered after the code has been released for external or internal use. Although we attempt to remedy any issues we observe in our products as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not resolve issues to the satisfaction of our customers. Additionally, even if we are able to deploy updates to the software addressing any issues, our over-the-air update procedures may fail to properly update the software. In such an instance, affected vehicles would need to be brought to an upfitter or to one of our service team members for updates to be installed, and the software would remain subject to vulnerabilities until such time as the updates are installed. If we are unable to prevent or effectively remedy errors, bugs, vulnerabilities or defects in our software and hardware, we may suffer damage to our reputation, loss of customers, loss of revenue or liability for damages, any of which could adversely affect our business and financial results.

If our electrified powertrain solutions fail to perform as expected, our ability to develop, market and sell our electrified powertrain solutions could be harmed.

Our electrified powertrain solutions may contain defects in design and production that may cause them not to perform as expected or may require repair. There can be no assurance that we will be able to detect and fix any defects in our electrified powertrain solutions. We may experience recalls in the future, which could adversely affect our brand and could adversely affect our business, prospects, financial condition and operating results. Our electrified powertrain solutions may not perform consistent with customers’ expectations or consistent with other vehicles which may become available. Any product defects or any other failure of our electrified powertrain solutions and software to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, negative publicity, product liability claims and significant warranty and other expenses and could have a material adverse impact on our business, prospects, financial condition and operating results. Additionally, problems and defects experienced by other electrified powertrain fleet solutions could by association have a negative impact on perception and customer demand for our electrified powertrain solutions.

Developments in alternative technology or improvements in the internal combustion engine may adversely affect the demand for our electrified powertrain solutions.

Significant developments in alternative technologies, such as battery cell technology, advanced diesel, ethanol or natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business, prospects, financial condition and operating results in ways we do not currently anticipate. Existing and other battery cell technologies, fuels or sources of energy may emerge as customers’ preferred alternative to our electrified powertrain solutions. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new electrified powertrain solutions, which could result in the loss of competitiveness, decreased revenue and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to changes in alternate technology. As technologies change, we plan to upgrade or adapt our electrified powertrain solutions with the latest technology, in particular battery cell technology. However, our electrified powertrain solutions may not compete effectively with alternative systems if we are not able to source and integrate the latest technology into our electrified powertrain solutions.

Our beliefs regarding the ability of our electrified powertrain solutions to limit carbon intensity and reduce GHG emissions and contribute to global decarbonization may be based on materially inaccurate assumptions.

We believe that our electrified powertrain solutions, to the extent adopted, may have the ability to limit carbon intensity and reduce GHG emissions from fleet operations; however, these beliefs are based on certain assumptions, including, but not limited to, our projections of the fuel types used, drive cycle and our electrified powertrain solutions’ efficiencies and performance. To the extent our assumptions are materially incorrect or incomplete, it could adversely impact our business, prospects, financial condition and operating results. In addition, if our assumptions regarding the ability of our solutions to limit carbon intensity and reduce GHG emissions from trucking operations are materially incorrect or incomplete, or if our beliefs regarding the availability of our products are materially incorrect or incomplete, it is possible that our competitors’ technology may be better at limiting carbon intensity and reducing GHG emissions in certain circumstances and in certain markets.

We will incur increased costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and the NYSE. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs will increase our net loss. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board advisors or as executive officers.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of the post-combination company. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the U.S. We are in the process of upgrading our finance and accounting systems to an enterprise system suitable for a public company, and a delay could impact our ability or prevent we from timely reporting our operating results, timely filing required reports with the SEC and complying with Section 404 of the Sarbanes-Oxley Act. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, could adversely affect our business, prospects, financial condition and operating results.

The U.S. government has adopted a new approach to trade policy and in some cases has attempted to renegotiate or terminate certain existing bilateral or multi-lateral trade agreements. It has also imposed tariffs on certain foreign goods, including steel and certain commercial vehicle parts, which have begun to result in increased costs for goods imported into the U.S. In response to these tariffs, a number of U.S. trading partners have imposed retaliatory tariffs on a wide range of U.S. products, which makes it more costly for us to export our products to those countries. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, or if demand for our exported products decreases due to the higher cost, our operating results could be materially adversely affected. In addition, further tariffs have been proposed by the U.S. and our trading partners and additional trade restrictions could be implemented on a broader range of products or raw materials. The resulting environment of retaliatory trade or other practices could have a material adverse effect on our business, prospects, financial condition, operating results, customers, suppliers and the global economy.

We intend in the future to expand internationally and will face risks associated with our international operations, including unfavorable regulatory, political, tax and labor conditions, which could harm our business.

We will face risks associated with our future international operations, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business. We anticipate having international operations which would subject us to the legal, political, regulatory and social requirements and economic conditions in any future jurisdictions. Additionally, as part of our growth strategy, we intend to expand our sales and servicing programs internationally. However, we have no experience to date selling and servicing our electrified powertrain solutions internationally except for in Canada, and such expansion would require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our electrified powertrain solutions and require significant management attention. These risks include:

●	conforming our electrified powertrain solutions to various international regulatory requirements where our electrified powertrain solutions are sold, or homologation;

●	difficulties in obtaining or complying with various licenses, approvals, certifications and other governmental authorizations necessary to manufacture, sell or service our electrified powertrain solutions in any of these jurisdictions;

●	difficulty in staffing and managing foreign operations;

●	difficulties attracting customers in new jurisdictions;

●	foreign government taxes, regulations and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon our in the U.S., and foreign tax and other laws limiting our ability to repatriate funds to the U.S.;

●	fluctuations in foreign currency exchange rates and interest rates, including risks related to any interest rate swap or other hedging activities our undertakes;

●	U.S. and foreign government trade restrictions, tariffs and price or exchange controls;

●	foreign labor laws, regulations and restrictions;

●	changes in diplomatic and trade relationships;

●	political instability, natural disasters, global health concerns, including health pandemics such as the COVID-19 pandemic, war or events of terrorism; and

●	the strength of international economies.

If we fail to successfully address these risks, our business, prospects, financial condition and operating results could be materially harmed.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws and regulations. We could face criminal liability and other serious consequences for violations, which could harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct or will conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

We are subject to governmental export and import control laws and regulations. Our failure to comply with these laws and regulations could have an adverse effect on our business, prospects, financial condition and operating results.

Our products and solutions are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. U.S. export control laws and regulations and economic sanctions prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments and persons. In addition, complying with export control and sanctions regulations for a particular sale may be time-consuming and result in the delay or loss of sales opportunities. Exports of our products and technology must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on our and responsible employees or managers and, in extreme cases, the incarceration of responsible employees or managers.

In addition, changes in our products or solutions or changes in applicable export or import laws and regulations may create delays in the introduction and sale of our products and solutions in international markets, increase costs due to changes in import and export duties and taxes, prevent our customers from deploying our products and solutions or, in some cases, prevent the export or import of our products and solutions to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our products and solutions or in our decreased ability to export or sell our products and solutions to customers. Any decreased use of our products and solutions or limitation on our ability to export or sell our products and solutions would likely adversely affect our business, prospects, financial condition and operating results.

Regulatory requirements may have a negative effect upon our business.

All vehicles sold must comply with international, federal, and state motor vehicle safety standards. In the United States, vehicles that meet or exceed all federally mandated safety standards are certified under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. Our products may be subject to substantial regulation under federal, state, and local laws and standards. These regulations include those promulgated by the U.S. EPA, the National Highway Traffic Safety Administration, Pipeline and Hazardous Materials Safety Administration and various state boards, and compliance certification is required for each new model year. These laws and standards are subject to change from time to time and we could become subject to these regulations in the future. In addition, federal, state, and local laws and industrial standards for electric vehicles are still developing. Compliance with these regulations could be challenging, burdensome, time consuming, and expensive. If compliance results in delays or substantial expenses, our business could be materially adversely affected.

Unfavorable publicity, or a failure to respond effectively to adverse publicity, could harm our reputation and adversely affect our business.

As an early stage company, maintaining and enhancing our brand and reputation is critical to our ability to attract and retain employees, partners, customers and investors, and to mitigate legislative or regulatory scrutiny, litigation and government investigations.

Recent significant negative publicity has adversely affected our brand and reputation and our stock price. Negative publicity may result from allegations of fraud, improper business practices, employee misconduct or any other matters that could give rise to litigation and/or governmental investigations. Unfavorable publicity relating to us or those affiliated with us has and may in the future adversely affect public perception of the entire company. Adverse publicity and its effect on overall public perceptions of our brand, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business.

In March 2021, an entity published an article containing certain allegations against us. This article and the public response to such article, as well as other negative publicity, have adversely affected our brand and reputation as well as our stock price, which makes it difficult for us to attract and retain employees, partners and customers, reduces confidence in our products and services, harms investor confidence and the market price of our securities, invites legislative and regulatory scrutiny and has resulted in shareholder derivative suits. As a result, customers, potential customers, partners and potential partners may in the future fail to award us additional business or cancel or seek to cancel existing contracts or otherwise, direct future business to our competitors, and investors may invest in our competitors instead.

We have been named a defendant in stockholder derivative lawsuits. This, and potential similar or related lawsuits, could result in substantial damages and may divert management’s time and attention from our business.

On March 8, 2021, the Suh Complaint was filed in federal district court for the Southern District of New York against us and certain of our current officers and directors. On March 12, 2021, the Kumar Complaint was filed in federal district court for the Southern District of New York against us and certain of our current officers and directors. Both the Suh Complaint and the Kumar Complaint allege that certain public statements made by the defendants between October 2, 2020 and March 2, 2021 violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. We believe that the allegations asserted in the Suh Complaint and Kumar Complaint are without merit, and we intend to vigorously defend both lawsuits.

This lawsuit and any other similar or related lawsuits are subject to inherent uncertainties, and the actual costs to be incurred relating to the lawsuit will depend upon many unknown factors. The outcome of this lawsuit is necessarily uncertain, and we could be forced to expend significant resources in the defense of this lawsuits, and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities, which could result in delays of our testing or our development and commercialization efforts. In addition, we may incur substantial legal fees and costs in connection with these lawsuits. We are also generally obligated, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these and similar lawsuits. We are not currently able to estimate the possible cost to us from this matter, as this lawsuit is currently at an early stage and we cannot be certain how long it may take to resolve this matter or the possible amount of any damages that we may be required to pay. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. Decisions adverse to our interests in this lawsuits could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position. In addition, the uncertainty of the currently pending litigation could lead to increased volatility in our stock price

We may need to defend ourselves against patent, copyright or trademark infringement claims or trade secret misappropriation claims, which may be time-consuming and cause us to incur substantial costs.

Companies, organizations or individuals, including our competitors, may own or obtain patents, trademarks or other proprietary rights that would prevent or limit our ability to make, use, develop or sell our electrified powertrain solutions, which could make it more difficult for us to operate our business. We may receive inquiries from patent, copyright or trademark owners inquiring whether we infringe upon their proprietary rights. We may also be the subject of allegations that we have misappropriated their trade secrets or other proprietary rights. Companies owning patents or other intellectual property rights relating to battery packs, electric motors, or electronic power management systems may allege infringement or misappropriation of such rights. In response to a determination that we have infringed upon or misappropriated a third party’s intellectual property rights, we may be required to do one or more of the following:

●	cease development, sales or use of our products that incorporate the asserted intellectual property;

●	pay substantial damages;

●	obtain a license from the owner of the asserted intellectual property right, which license may not be available on reasonable terms or at all; or

●	redesign one or more aspects or systems of our electrified powertrain solutions.

A successful claim of infringement or misappropriation against us could materially adversely affect our business, prospects, financial condition and operating results. Any litigation or claims, whether valid or invalid, could result in substantial costs and diversion of resources.

Our business may be adversely affected if we are unable to protect our intellectual property rights from unauthorized use by third parties.

Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which would adversely affect our business, prospects, financial condition and operating results. For example, we purchase many of the components for our hybrid systems from third party manufacturers and may not be able to prevent competitors from using these third party components. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we will rely on a combination of patents, trade secrets (including know-how), employee and third-party nondisclosure agreements, copyrights, trademarks, intellectual property licenses and other contractual rights to establish and protect our rights in our technology.

The protection of our intellectual property rights will be important to our future business opportunities. However, the measures we take to protect our intellectual property from unauthorized use by others may not be effective for various reasons, including the following:

●	any patent applications that we submit may not result in the issuance of patents;

●	the scope of our issued patents, including our patent claims, may not be broad enough to protect our proprietary rights;

●	our issued patents may be challenged or invalidated by our competitors;

●	our employees or business partners may breach their confidentiality, non-disclosure and non-use obligations to us;

●	third-parties may independently develop technologies that are the same or similar to ours;

●	the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make enforcement impracticable; and

●	current and future competitors may circumvent our intellectual property.

Patent, trademark, copyright and trade secret laws vary throughout the world. Some foreign countries do not protect intellectual property rights to the same extent as do the laws of the U.S. Further, policing the unauthorized use of our intellectual property in foreign jurisdictions may be difficult. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the U.S.

Also, while we have registered trademarks in an effort to protect our investment in our brand and goodwill with customers, competitors may challenge the validity of those trademarks and other brand names in which we have invested. Such challenges can be expensive and may adversely affect our ability to maintain the goodwill gained in connection with a particular trademark.

Our intellectual property applications for registration may not issue or be registered, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

We cannot be certain that we are the first inventor of the subject matter to which we have filed a particular patent application, or if we are the first party to file such a patent application. If another party has filed a patent application to the same subject matter as we have, we may not be entitled to the protection sought by the patent application. We also cannot be certain whether the claims included in a patent application will ultimately be allowed in the applicable issued patent. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will issue, or that issued patents will afford protection against competitors with similar technology. In addition, our competitors may design around issued patents, which may adversely affect our business, prospects, financial condition and operating results.

Changes in tax laws may materially adversely affect our business, prospects, financial condition and operating results.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business, prospects, financial condition and operating results. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, U.S. federal tax legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service (the “IRS”) with respect to the Tax Act may affect our, and certain aspects of the Tax Act could be repealed or modified in future legislation. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) has already modified certain provisions of the Tax Act. In addition, we are uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation.

Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Business Combination or other ownership changes.

We have incurred losses during our history and do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2020, we had U.S. federal and state net operating loss carryforwards of approximately $80.6 million and $27.5 million, respectively.

Under the Tax Act, as modified by the CARES Act, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

In addition, our net operating loss carryforwards are subject to review and possible adjustment by the IRS and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), our federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in the ownership of the Company. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the reverse recapitalization or other transactions. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from the reverse recapitalization or other transactions, or any resulting limitations on our ability to utilize our net operating loss carryforwards and other tax attributes. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

We may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans and other incentives for which we may apply. As a result, our business, prospects, financial condition and operating results may be adversely affected.

We have previously applied and may again in the future apply for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of alternative fuel and electric vehicles and related technologies. We anticipate that in the future there will be new opportunities for us to apply for grants, loans and other incentives from federal, state and foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives will likely be highly competitive. We cannot assure you that we will be successful in obtaining any of these additional grants, loans and other incentives.

Risks Related to Ownership of Our Securities

Concentration of ownership among our existing executive officers, directors and their respective affiliates may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and their respective affiliates as a group beneficially own approximately 14.3% of our outstanding Common Stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation (“Certificate of Incorporation”) and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our Common Stock in the foreseeable future. Consequently, investors may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

The price of our Common Stock may be volatile.

The price of our Common Stock may fluctuate due to a variety of factors, including:

●	actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in industry;

●	mergers and strategic alliances in the industry in which we operate;

●	market prices and conditions in the industry in which we operate;

●	changes in government regulation;

●	potential or actual military conflicts or acts of terrorism;

●	announcements concerning us or our competitors;

●	the general state of the securities markets;

●	threatened or actual lawsuits, investigations or other legal proceedings; and

●	short-selling activity related to our Common Stock.

These market and industry factors may materially reduce the market price of our Common Stock, regardless of our operating performance. In addition, we believe there has been and may continue to be substantial trading in derivatives of our Common Stock, including short selling activity or related similar activities, which are beyond our control and which may be beyond the full control of the SEC and Financial Institutions Regulatory Authority or “FINRA”. While the SEC and FINRA rules prohibit some forms of short selling and other activities that may result in stock price manipulation, such activity may nonetheless occur without detection or enforcement. There can be no assurance that should there be any illegal manipulation in the trading of our stock, it will be detected, prosecuted or successfully eradicated. Significant short selling market manipulation could cause our Common Stock trading price to decline, to become more volatile, or both.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our Common Stock.

We expect that securities research analysts will establish and publish their own periodic projections for our business. These projections may vary widely and may not accurately predict the results we actually achieve. Our stock price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. For example, in March 2021, an entity published an article containing certain allegations against us that we believe has negatively impacted the trading price of our Common Stock. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our stock price or trading volume could decline. While we expect research analyst coverage, if no analysts commence coverage of us, the trading price and volume for our Common Stock could be adversely affected.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our Common Stock adversely, the price and trading volume of our Common Stock could decline.

The trading market for our Common Stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Common Stock would likely decline. If any analyst who may cover us were to cease their coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

We may issue additional Common Stock or preferred stock, including under our equity incentive plan. Any such issuances would dilute the interest of our stockholders and likely present other risks.

We may issue a substantial number of additional shares of common or preferred stock, including under our equity incentive plan. Any such issuances of additional shares of common or preferred stock:

●	may significantly dilute the equity interests of our investors;

●	may subordinate the rights of holders of Common Stock if preferred stock is issued with rights senior to those afforded our Common Stock;

●	could cause a change in control if a substantial number of shares of our Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our Common Stock.

We may issue additional shares of Common Stock or other equity securities without stockholder approval, which will dilute existing stockholders’ interests and may depress the market price of our Common Stock.

We have options and warrants outstanding to purchase up to an aggregate of 23,124,339 shares of our Common Stock, including, Private Placement Warrants to purchase 4,233,333 shares and options and warrants to purchase up to 11,224,339 shares. We also have the ability to initially issue up to 12,800,000 shares of Common Stock under the XL Fleet Corp. 2020 Equity Incentive Plan (the “2020 Plan”). Pursuant to the 2020 Plan, the number of shares available for issuance automatically increases annually on the first day of each fiscal year during the period beginning with the fiscal year immediately following the fiscal year during which the 2020 Plan is first approved by the our stockholders, and ending on the second day of fiscal year 2030, in an amount equal to the lesser of: (a) 5% of the number of outstanding shares of Common Stock on such date; and (b) an amount determined by the plan administrator. We may issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

Our issuance of additional shares of Common Stock or other equity securities of equal or senior rank would have the following effects:

●	our existing stockholders’ proportionate ownership interest in our will decrease;

●	the amount of cash available per share, including for payment of dividends (if any) in the future, may decrease;

●	the relative voting strength of each previously outstanding share of Common Stock may be diminished; and

●	the market price of our shares of Common Stock may decline.

General Risk Factors

Our charter contains anti-takeover provisions that could adversely affect the rights of our stockholders.

Our Certificate of Incorporation contains provisions to limit the ability of others to acquire control of our or cause us to engage in change-of-control transactions, including, among other things:

●	provisions that authorize our board of directors, without action by our stockholders, to issue additional shares of Common Stock and preferred stock with preferential rights determined by our board of directors;

●	provisions that permit only a majority of our board of directors to call stockholder meetings and therefore do not permit stockholders to call stockholder meetings;

●	provisions that impose advance notice requirements, minimum shareholding periods and ownership thresholds, and other requirements and limitations on the ability of stockholders to propose matters for consideration at stockholder meetings;

●	provisions limiting stockholders’ ability to act by written consent; and

●	a staggered board whereby our directors are divided into three classes, with each class subject to retirement and re-election once every three years on a rotating basis.

These provisions could have the effect of depriving our stockholders of an opportunity to sell their Common Stock at a premium over prevailing market prices by discouraging third parties from seeking to obtain control of our company in a tender offer or similar transaction. With our staggered board of directors, at least two annual or special meetings of stockholders will generally be required in order to effect a change in a majority of our directors. Our staggered board of directors can discourage proxy contests for the election of our directors and purchases of substantial blocks of our shares by making it more difficult for a potential acquirer to gain control of our board of directors in a relatively short period of time.

Our Certificate of Incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our Certificate of Incorporation requires us, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in the Certificate of Incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that we find favorable for disputes with our or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. We cannot be certain that a court will decide that this provision is either applicable or enforceable, and if a court were to find the choice of forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, our may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our Certificate of Incorporation will provide that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Notwithstanding the foregoing, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

A significant portion of our total outstanding shares of our Common Stock are restricted from immediate resale, but may be resold into the market in the near future. This could cause the market price of our Common Stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock. In connection with the consummation of the Business Combination, certain of Legacy XL’s stockholders and each initial stockholder of Pivotal entered into lockup agreements with us which provides that the Common Stock issued to such holders in connection with the Business Combination is subject to a 12-month lock-up period during which the holders have agreed, subject to certain restrictions, not to, directly or indirectly, sell, transfer or otherwise dispose of their shares, which period may be earlier terminated if the reported closing sale price of our Common Stock equals or exceeds $15.00 per share (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations or other similar transactions) for a period of 20 trading days during any 30-trading day period commencing at least 150 days following the consummation of the Business Combination, subject to certain exceptions.

Furthermore, under a registration rights agreement and the Subscription Agreements, we filed a registration statement after the Closing to register the resale of any shares of Common Stock issued to the Sponsor, the Subscribers pursuant to the Subscription Agreements and certain of the stockholder parties.

We may become involved in legal proceedings and other matters that, if adversely adjudicated or settled, could adversely affect our financial results.

From time to time, we may be named in lawsuits or other legal proceedings relating to our business. In particular, the nature of our business subjects us to the risk of lawsuits filed by customers, stockholders, competitors, business partners and others in the ordinary course of business.

As with all legal proceedings, no assurances can be given as to the outcome of these matters. Moreover, legal proceedings can be expensive and time consuming, and we may not be successful in defending or prosecuting these lawsuits, which could result in settlements or damages that could adversely affect our business, financial condition and results of operations.

Our employees and independent contractors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our business, prospects, financial condition and operating results.

We are exposed to the risk that our employees and independent contractors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other activities that violate laws and regulations, including production standards, U.S. federal and state fraud, abuse, data privacy and security laws, other similar non-U.S. laws or laws that require the true, complete and accurate reporting of financial information or data. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, prospects, financial condition and operating results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, integrity oversight and reporting obligations to resolve allegations of non-compliance, imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our business, prospects, financial condition and operating results.

Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business.

As a public company, we will be required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those that were required of us as a private company. We will need to continue to implement additional finance, accounting, and business operating systems, procedures, and controls as we grow our business and organization and to satisfy existing reporting requirements. If we fail to maintain or implement adequate controls, if we are unable to complete the required Section 404 assessment as to the adequacy of our internal control over financial reporting in future Form 10-K filings, or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting in future Form 10-K filings, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC, the Nasdaq or other regulatory authorities, which could require additional financial and management resources.

Industry disruptions and changes in practice could impact our operating results.

A work stoppage or slowdown, including due to the COVID-19 pandemic, at one or more of our or our outsourcing partners’, suppliers and vehicle OEMs has in the past due to the COVID-19 pandemic and could again in the future have a material adverse effect on our business. The Company expects to continue to experience production line shutdowns / slowdowns at vehicle OEMs, and some of our customers will not purchase our electric propulsion systems without OEM vehicle chassis on which to install those systems. Also, a significant disruption in the supply of a key component due to a work stoppage at one of our suppliers could have a material adverse effect on our business. We also believe that the impact of the global microchip shortage that the entire industry is currently experiencing will adversely impact our operating results in fiscal year 2021. Lastly, Ford’s recent cancellation of the eQVM program industry wide is adversely impacting upfitter partners’ ability and willingness to install ours systems. This could have an adverse impact on our operating results in fiscal year 2021.

Our business and operations could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact the price of our Common Stock.

Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the price of our Common Stock or other reasons may in the future cause us to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of director’s attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect its relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, the price of our Common Stock and could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

Our financial results may vary significantly from period to period due to fluctuations in our operating costs and other factors.

We expect our period-to-period financial results to vary based on our operating costs, which we anticipate will fluctuate with the pace at which we continue to design, develop and produce new products and increase production capacity. Additionally, our revenues from period to period may fluctuate as we introduce existing products to new markets for the first time and as we develop and introduce new products. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet the expectations of equity research analysts, ratings agencies or investors, who may be focused only on quarterly financial results. If any of this occurs, the trading price of our Common Stock could fall substantially, either suddenly or over time.

 Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Property

As of December 31, 2020, we lease space for our office, engineering, sales and marketing, finance, human resources, service and supply chain functions under an agreement that was extended to February 29, 2022, with monthly rent of $19,473.

Our production team resides at a leased facility in Quincy, IL with a monthly rent of $4,500. Our lease on this property expires on December 31, 2021.

Our facility in Foothill Ranch, CA which houses members of the engineering team that were brought into the business through the 2019 acquisition of Quantum Fuel’s electrification division has a monthly rent of $32,956. The lease expires in February 2025, with the option to extend for an additional 60-month term.

We believe our current facilities are sufficient for our current needs and will be adequate, or that suitable additional or substitute space will be available on commercially reasonable terms, for the foreseeable future.

Item 3. Legal Proceedings.

 For a description of our material pending legal proceedings, see Legal Proceedings in Note 17, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K and incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Common Stock is currently listed on the NYSE under the symbol “XL.”

(b)	Holders

As of March 31, 2021, there were approximately 175 holders of record of our Common Stock. This figure does not include shareholders whose certificates are held in the name of the broker-dealers of other nominees.

(c)	Dividends

We have not paid any cash dividends on our Common Stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and has no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of the Common Stock in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K regarding information about securities authorized for issuance under our equity compensation plans.

(e)	Recent Sales of Unregistered Securities

We had no sales of unregistered equity securities during the period covered by this Annual Report on Form 10-K that were not previously reported in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

(f)	Issued Purchases of Equity Securities

None.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our financial condition and results of operations. This discussion and analysis should be read together with our results of operations and financial condition and the audited and unaudited consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this prospectus.

Certain figures, such as interest rates and other percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our consolidated financial statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.

As used in this discussion and analysis, references to “XL,” “the company,” “we,” “us” or “our” refer only to XL Fleet Corp. and its consolidated subsidiaries.

Overview

We are a leading provider of fleet electrification solutions for commercial vehicles in North America, with over 4,300 electrified powertrain systems sold and having driven over 140 million miles by over 200 fleets as of December 31, 2020. Our vision is to become the world leader in fleet electrification solutions, with a mission of accelerating the adoption of fleet electrification systems through cost effective, customer tailored and comprehensive solutions.

In over 10 years of operations, we have built one of the largest end-use commercial fleet customer bases of any Class 2-6 vehicle electrification company in North America. Our fleet electrification solutions for commercial vehicles provide the market with cost-effective hybrid and plug-in hybrid solutions with on-board telematics that are widely available for sale and deployment across a broad range of popular vehicle chassis from the world’s leading OEMs. We believe we are positioned to capitalize on our market leadership as we expand our product offering into additional propulsion technologies including full battery electric and hydrogen fuel cell systems, heavier vehicles such as Class 7-8 vehicles, additional vehicle models in Class 2-6 and comprehensive vehicle charging and energy solutions. We currently sell most of our systems through a network of commercial vehicle upfitters, which we estimate already produces over 100,000 commercial vehicles a year.

Our current electrified drive systems are comprised of an electric motor that is mounted onto the vehicle’s drive shaft, an inverter motor controller, and a lithium-ion battery pack to store energy to be used for propulsion. We deploy our electrified drive systems (XLH™ and XLP™) onto the chassis of vans, pickups, shuttle buses, delivery trucks, and many other commercial vehicles produced by OEMs such as Ford, GMC, Chevrolet and Isuzu. This technology can be installed as the vehicles are being manufactured by industry standard second stage manufacturers, known as upfitters, in less than one day, with no negative impact on the vehicles’ operational performance or factory warranties and with reduced maintenance cost. Our electrified powertrain systems capture and store energy during braking and subsequently deploy that energy into the driveline during acceleration, operating in parallel with the existing OEM drive train. In addition, our plug-in hybrid system offers the ability to supplement this energy via a connection with an AC electricity source, including a level 1 or level 2 charger. Our systems enable vehicles to burn less fuel and emit less CO2, resulting in increases of up to a 25-50% MPG improvement and up to a 20-33% reduction in GHG emissions. To date, vehicles deploying our electrification solutions have driven over 150 million miles.

We are developing additional offerings to extend our range of electrification options with plans to include full battery electric propulsion (“XL ELECTRIC™”) and, hydrogen fuel cell electric systems. We further intend to deliver our systems on a broader range of vehicle applications (including Class 8 products and electrified refuse vehicles, among other applications). In addition, we plan to offer comprehensive charging solutions (“XL GRID™”) and EaaS which would finance and manage vehicles, powertrains, charging systems, on-site power and energy storage systems while charging customers on a usage and time basis.

In September 2020, Pivotal entered into the Merger Agreement with Legacy XL, pursuant to which, upon the closing, Merger Sub would merge with and into Legacy XL, with Legacy XL surviving the merger as a wholly owned subsidiary of Pivotal. At a special meeting of Pivotal stockholders held on December 21, 2020, the Merger Agreement was approved and adopted, and the Merger and all other transactions contemplated by the Merger Agreement were approved. On December 21, 2020, Pivotal consummated the Business Combination pursuant to the Merger Agreement, Pivotal changed its name to XL Fleet Corp, and the financial statements of Legacy XL became those of Pivotal.

Prior to the Business Combination, Legacy XL financed its operations primarily through private placements of convertible preferred stock and issuance of convertible notes payable, raising aggregate gross proceeds of approximately $64 million since our inception in 2009. On December 21, 2020, Legacy XL and Pivotal consummated the Business Combination and as a result we had cash of approximately $340 million after payment of transaction costs and expenses. As of December 31, 2020, our accumulated deficit since inception was approximately $89.6 million.

Reorganization and Public Company Costs

We were originally known as Pivotal Investment Corporation II. On December 21, 2020, Pivotal consummated the Merger of its wholly-owned subsidiary Merger Sub, with and into Legacy XL, pursuant to the Merger Agreement, among Pivotal, Legacy XL and Merger Sub. In connection with the Closing, Pivotal changed its name to XL Fleet Corp.

Following the Closing, Legacy XL was deemed the accounting predecessor of the Merger and is the successor registrant for SEC purposes, meaning that Legacy XL’s financial statements for previous periods will be disclosed in our future periodic reports filed with the SEC.

The Merger is accounted for as a reverse recapitalization. Under this method of accounting, Pivotal is treated as the acquired company for financial statement reporting purposes. The most significant change in the successor’s reported financial position and results are an increase in cash and cash equivalents of approximately $340 million as a result of the net proceeds from the Business Combination and the private placement of 15 million shares of Common Stock pursuant to certain subscriptions agreements entered into by Pivotal and certain investors, dated September 17, 2020 (the “PIPE”).

As a consequence of the Merger, we are an NYSE-listed company, which will require us to hire a chief financial officer and additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.

Additionally, we expect our capital and operating expenditures will increase significantly in connection with ongoing activities as we:

●	increase our investment in marketing, advertising, sales and distribution infrastructure for our existing and future products and services;

●	develop additional new products and enhancements to existing products;

●	obtain, maintain and improve our operational, financial and management performance;

●	hire additional personnel;

●	obtain, maintain, expand and protect our intellectual property portfolio; and

●	operate as a public company.

Recent Developments

Public Health Emergency of International Concern: On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate its spread have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which we operate. On March 27, 2020, the CARES Act was enacted to, among other things, provide emergency assistance for individuals, families and businesses affected by the coronavirus pandemic.

As the coronavirus pandemic continues to evolve, we believe the extent of the impact to our business, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the coronavirus pandemic, the pandemic’s impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Those primary drivers are beyond our knowledge and control, and as a result, at this time we are unable to predict the cumulative impact, both in terms of severity and duration, that the coronavirus pandemic will have on our business, operating results, cash flows and financial condition, but it could be material if the current circumstances continue to exist for a prolonged period of time. Although we have made our best estimates based upon current information, actual results could materially differ from the estimates and assumptions developed by management. Accordingly, it is reasonably possible that the estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, and if so, we may be subject to future impairment losses related to long-lived assets as well as changes to recorded reserves and valuations. In addition, we believe that the impact of the global microchip shortage that the entire vehicle industry is currently experiencing will adversely impact our operating results in fiscal year 2021.

While we still believe that we have increasing sales opportunities for the full year 2021, we expect sales for the first quarter of 2021 will be [less than they were in the first quarter of 2020] and we believe it will increase in the second quarter, with a greater increase expected in the third and fourth quarters, based on the sales pattern we saw drive our third and fourth quarter performance for fiscal year 2020.

Payroll Protection Program Loan: On May 8, 2020, we received loan proceeds in the amount of $1.1 million under the Payroll Protection Program (“PPP”). The PPP was established as part of CARES Act and provided for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the business, subject to certain limitations. The loan bears interest at a rate of 1.0% per annum and requires payment of principal in full upon the maturity date of April 21, 2022. Interest on the loan accrues from the date inception of the loan, interest payments are deferred for Deferral Period, and commencing one month from the expiration of the first six months (the “Deferral Period”), principal and interest shall be paid monthly in equal payments in such amounts which shall fully amortize the principal and interest amount by the maturity date of the loan. The loan and accrued interest are forgivable to the extent the borrower uses the loan proceeds for eligible purposes over a 24 week period subsequent to receiving the loan, including payroll, benefits, rent and utilities, and so long as the borrower maintains threshold levels of pre-funding employment and wage levels. We have utilized the proceeds of the loan to fund payroll, benefits, rent and utilities. The PPP loan and accrued interest were repaid in full in December 2020 following consummation of the Business Combination.

Comparability of Financial Information

Our historical operations and statements of assets and liabilities may not be comparable to our operations and statements of assets and liabilities as a result of the Business Combination.

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section entitled “Risk Factors—Risks Related to our Business and Industry.”

We are a leader in fleet electrification which represents a very large market opportunity as the commercial fleet industry transforms to more sustainable operations in the coming decades. To capitalize on this opportunity, we have a strategy to leverage our existing products and sales channels to market while also expanding our product line through new product development and expanding our capability to market and sell those products. Key factors affecting our operating results include our ability to increase sales of our current product offerings and expand our product offerings in the future and to realize customer demand for such product offerings. We believe that the size of our sales opportunity pipeline and committed backlog are important indicators of future performance. There are challenges and risks to our plan to capture these opportunities, such as:

●	system architecture design choices must provide adequate functionality and value for customers;

●	component sourcing agreements must deliver targets for cost reduction while maintaining high quality and reliability;

●	design, development and validation of new product systems must be on time and on budget to meet the opportunity in the market and capacity to develop and commercialize these new products will have to be increased; and

●	sales and marketing efforts must be effective in forging the relationships to deliver these products to market and generate demand from the end users and channel partners. We will need to increase our capabilities in market segment analysis and understanding as it relates to system requirements and functionality.

Key Components of Statements of Operations

Research and Development Expense

Research and development expenses consist primarily of costs incurred for the discovery and development of our electrified powertrain offerings, which include:

●	personnel-related expenses including salaries, benefits, travel and share-based compensation, for personnel performing research and development activities;

●	fees paid to third parties such as consultants and contractors for outsourced engineering services;

●	expenses related to prototype materials, supplies and third-party services; and

●	depreciation for equipment used in research and development activities.

We expect our research and development costs to increase substantially for the foreseeable future as we expect to use a significant portion of the proceeds from the Business Combination and the PIPE to accelerate development of product enhancements and additional new products.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist of personnel-related expenses for our corporate, executive, finance, sales, marketing and other administrative functions, expenses for outside professional services, including legal, audit and accounting services, as well as expenses for facilities, depreciation, amortization, travel, sales and marketing costs. Personnel-related expenses consist of salaries, benefits and share-based compensation. We expect our selling, general and administrative expenses to increase for the foreseeable future as we scale headcount with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC that may include legal, audit, additional insurance expenses, investor relations activities and other administrative and professional services.

Other Income (Expense), Net

Other income and expense consists of interest expense net of interest income, loss on extinguishment of debt and change in fair value of convertible notes payable derivative liabilities.

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

The consolidated statements of operations for the years ended December 31, 2020 and 2019 are presented below:

	Years Ended December 31,		$ Change	% Change
	2020	2019
(In thousands, except per share and share amounts)
Revenues	$20,338	$7,215	13,123	181.9
Cost of revenues	17,594	8,075	9,519	117.9
Gross profit	2,744	(860)	3,604	419.1
Operating expenses:
Research and Development	4,445	2,874	1,571	54.7
Selling, general and admin expenses	13,593	9,835	3,758	38.2
Loss from operations	(15,294)	(13,569)	(1,725)	12.7
Other (income) expense:
Interest expense	6,370	2,151	4,219	196.1
Loss on extinguishment of debt	1,038	—	1,038	—
Change in fair value of convertible notes payable derivative liabilities	2,889	(819)	3,708	452.7
Net loss	$(25,591)	$(14,901)	(10,690)	71.7

Revenues

Revenues increased by $13.1 million, or 181.9%, to $20.3 million in the year ended December 31, 2020 from $7.2 million for the year ended December 31, 2019. The increase was primarily due to the resolution of battery supply issues, increased end customer demand and increased order sizes. During the year ended December 31, 2020, we along with our suppliers and OEMs made improvements to our supply chain, including sourcing an additional battery supplier, which helped to counteract the negative impact of the COVID-19 pandemic on our business in prior quarters. Of the $20.3 million in revenue for the year ended December 31, 2020, approximately $17.2 million of revenue was recognized during the second half of the year, which was primarily due to the resolution of battery supply issues and seasonality in the order and delivery of fleet vehicles. Resolving the battery supply issues allowed us to increase production and fulfill orders in our outstanding backlog.

Cost of Revenues

Cost of revenues increased by $9.5 million, or 117.9%, to $17.6 million in the year ended December 31, 2020 from $8.1 million for the year ended December 31, 2019. The increase was due to higher unit volume as a result of increased customer orders and resolution of supply chain disruptions resulting from the COVID-19 pandemic and increased proportionally with the increased revenue. These supply chain disruptions were widespread in terms of shutdowns at various direct suppliers and their suppliers as well as the OEM vehicle factories that build the vehicles our customers had ordered in anticipation of the installation of our hybrid and plug in hybrid systems.

Gross Profit (Loss)

Gross profit increased by $3.6 million, or 419.1%, to $2.7 million in the year ended December 31, 2020 from a loss of $0.9 million for the year ended December 31, 2019. This increase in gross profit was primarily due to higher unit volume as discussed above as well as improved price realization per unit and cost reductions in sourcing batteries and other components.

Research and Development

Research and development expenses increased by $1.6 million, or 54.7%, to $4.4 million in the year ended December 31, 2020 from $2.9 million for the year ended December 31, 2019. The increase was primarily due to the hiring of additional engineering staff to support unit sales growth and to further develop our product line.

Selling, General and Administrative

Selling, general, and administrative expenses increased by $3.8 million, or 38.2%, to $13.6 million in the year ended December 31, 2020 from $9.8 million for the year ended December 31, 2019. The increase was primarily due to costs incurred for readiness to become a public company, including accounting, legal, and other professional fees of approximately $2 million, an increase in employee compensation of approximately $1.8 million, inclusive of an increase of stock based compensation of approximately $0.8 million. A new chief executive officer was hired in October 2019 and various other personnel were hired during the fourth quarter of 2019 and in the year ended December 31, 2020.

Other Income (Expense), Net

Interest expense, net increased by $4.2 million, or 196.1%, to $6.4 million in the year ended December 31, 2020 from $2.2 million for the year ended December 31, 2019 primarily due to the increase in the amount of convertible debt incurred in February 2020, the increase in the amount of the term loan with Silicon Valley Bank in late 2019, the draw-down in August 2020 on our revolving line of credit and the conversion of the convertible debt in December of 2020 which resulted in the accelerated amortization of the debt discount. We incurred a loss on extinguishment of $1.0 million in connection with the amendment of certain convertible notes. Specifically, during February of 2020, we entered into amendments to the agreements with certain note holders to extend the maturities of $10.0 million in face value of convertible notes to February 2021. We computed the discounted cash flows from these convertible notes as of the date of the amendment, both before and after the amendment. We determined that there was a greater than 10% change in the present value of these cash flows, and as such, the amendment qualified as an extinguishment. Pursuant to the relevant accounting guidance, we recorded a loss on extinguishment of debt of $1.0 million. The change in fair value of convertible notes payable derivative liabilities of $2.9 million for the year ended December 31, 2020 was principally on account of an increase in the fair value of our Common Stock.

Liquidity and Capital Resources

As of December 31, 2020, we had working capital of $336.2 million, including cash and cash equivalents of $329.8 million. We incurred a net loss of $25.6 million for the year ended December 31, 2020 and a net loss of $14.9 million for the year ended December 31, 2019.

After December 31, 2020, 7,441,020 public warrants were exercised, which resulted in the issuance of 7,441,020 shares of the Company's Common Stock, generating cash proceeds of approximately $85.5 million.

We expect to continue to incur net losses in the short term, as we continue to execute on our strategic initiatives to optimize our production for scale, invest in the sales and channel teams, and expand our products and services. Based on our current liquidity, no additional capital will be needed to execute our business plan over the next 12 months. Based on our current business plan, we expect to use approximately $25 million of our funds to scale for core profitability, approximately $50 million to develop new products and services, approximately $25 million to expand internationally, approximately $80 million for EaaS including providing financing to customers and related potential acquisitions, and approximately $150 million for working capital, other potential acquisitions and general corporate purposes.

In order to fully realize our strategic objectives, we may need to raise additional capital. Our ability to access capital when needed is not assured and, if capital is not available when, and in the amounts needed, we could be required to delay, scale back or abandon some or all of our development programs and other operations, which could materially harm our business, prospects, financial condition and operating results.

Silicon Valley Bank Loan and Security Agreement

Effective December 10, 2018, and as amended on August 12, 2020 and December 1, 2020, we entered into a Loan and Security Agreement for a revolving line of credit and term loan with Silicon Valley Bank. The revolving line of credit features a maximum borrowing base equal to the lesser of the defined borrowing base less any outstanding principal or a minimum aggregate principal amount of $3 million, which may increase dependent upon certain revenue targets. In November 2019, we amended the Loan and Security Agreement to extend the maturity of the revolving line of credit to December 8, 2020. In December 2020, we amended the Loan and Security Agreement to extend the maturity of the revolving line of credit to January 18, 2021. The term loan was structured to be paid in two tranche periods of up to $1 million in each period, or up to $2 million in total. The revolving line of credit bears interest at a floating per annum rate equal to the greater of (i) the prime rate plus 4.50% or (ii) a fixed rate of 7.75%. The term loan has an interest rate equal to the greater of (i) the prime rate plus 2.00% or (ii) a fixed rate of 7.00%. The term loan matures in December 2021.

In connection with the November 2019 amendment to the Loan and Security Agreement, we secured access to an additional growth capital term loan, structured to be paid in two tranche periods of up to $1.5 million in the first period and up to $0.5 million in the second period, or up to $2 million in total. This growth capital term loan has an interest rate equal to the greater of (i) the prime rate plus 2.00% or (ii) a fixed rate of 7.00%. The growth capital loan matures in June 2022.

The term loan and growth capital loan and accrued interest thereon were repaid in December 2020 following the consummation of the Business Combination.

Convertible Promissory Notes

In March 2019, we executed a subordinated convertible promissory note in the amount of $1 million which had an interest rate of 8.00% with a maturity date of the earlier of March 29, 2020 or the date of a Change of Control (as defined therein) (the “March 2019 Note”). In June 2019, we executed subordinated convertible promissory notes in the aggregate amount of $10 million, for $9 million in new proceeds and the exchange of the March 2019 Note (collectively, the “June 2019 Notes”). The June 2019 Notes had an interest rate of 8.00% and a maturity date of June 19, 2020.

In February 2020, we amended and restated the June 2019 Notes and entered into additional subordinated convertible promissory notes in the aggregate amount of $8.1 million (such notes, the “February 2020 Notes” and, together with the June 2019 Notes, the “2020 Notes”). In connection with the Business Combination, we fully settled the obligations under the convertible promissory notes with a cash payment of $11.3 million and the issuance of 1,715,918 shares of our Common Stock in satisfaction of the remaining principal and accrued interest of $6.8 million and $1.7 million, respectively.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows:

	Years Ended December 31,
	2020	2019
Net cash provided by (used in)
Operating activities	$(19,881)	$(11,551)
Investing activities	$(145)	$(28)
Financing activities	$346,281	$9,208
Net change in cash and cash equivalents	$326,255	$(2,371)

Cash Flows Used in Operating Activities

The net cash used in operating activities for the year ended December 31, 2020 was $19.9 million which consisted of a net loss of $25.6 million and increases in accounts receivable of $9.4 million, increases in inventory of $1.3 million and an increase of prepaid expenses and other current assets of $1.3 million. These uses of cash were offset by noncash items in the aggregate of $11.0 million and increases in accounts payable of $3.8 million, and accrued expenses and other current liabilities of $2.8 million. The net cash used in operating activities for the year ended December 31, 2019 was $11.6 million which consisted of a net loss of $14.9 million, offset principally by a decrease of $2.61 million in accounts receivable. The period over period increase in cash used in operating activities was principally due to an increase in the net loss.

Cash used in operations increased in 2020 versus 2019 by $8.3 million principally due to higher operating expenses in the 2020 period, due in part to merger expenses paid and to restructuring in early 2019, which resulted in lower headcount than in 2020.

Cash Flows Used in Investing Activities

The net cash used in investing activities for the year ended December 31, 2020 was $0.15 million which consisted of the equipment and a truck to support R&D operations. The net cash used in investing activities for the year ended December 31, 2019 was $0.03 million which consisted of the purchase of R&D equipment.

Cash Flows Provided by Financing Activities

The net cash provided by financing activities for the year ended December 31, 2020 was $346.3 million which consisted of proceeds from the reverse merger recapitalization of the Company, net of issuance costs of $207.2 million, proceeds from the issuance of the PIPE transaction, net of issuance costs of $144.9 million and proceeds of $8.10 million from the issuance of subordinated convertible promissory notes. The net cash provided by financing activities for the year ended December 31, 2019 was $9.21 million which consisted of proceeds from the issuance of subordinated convertible promissory notes of $10.0 million. The year over year increase in cash provided was principally to fund our expanding operations.

Related Parties

We are party to a noncancelable lease agreement for office, research and development, and vehicle development and installation facilities with a holder of more than 5% of our Common Stock. The lease term extends through February 29, 2022. Pursuant to the terms of the lease agreement, we currently pay monthly rent installments of $19,473 for this property. The lease includes a rent escalation clause, and rent expense is being recorded on a straight-line basis. Rent expense under the operating lease for the years ended December 31, 2020 and 2019 was $0.2 million and $0.2 million, respectively.

Off-Balance Sheet Arrangements

During the periods presented, other than the New Markets Tax Credit variable interest entity, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with the generally accepted accounting principles of the U.S. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the consolidated balance sheet date, as well as the reported expenses incurred during the reporting periods. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to our consolidated financial statements.

While our significant accounting policies are described in the notes to our historical financial statements included elsewhere in this Annual Report on Form 10-K (see Note 2 in the accompanying audited consolidated financial statements of XL), we believe that the following accounting policies require a greater degree of judgment and complexity: revenue recognition, business combinations and convertible notes derivative accounting. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

 Business combinations: We account for the acquisition of a business in accordance with ASC 805, Business Combinations (ASC 805). Amounts paid to acquire a business are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. We determine the fair value of purchase consideration, including contingent consideration, and acquired intangible assets based on detailed valuations that use certain information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill. The results of operations of acquired businesses are included in the financial statements from the date of acquisition forward. Acquisition-related costs are expensed in periods in which the costs are incurred.

We use the income approach to determine the fair value of developed technology acquired in a business combination. This approach determines fair value by estimating the after-tax cash flows attributable to the respective asset over its useful life and then discounting these after-tax cash flows back to a present value. We base our revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. Developed technology represents patented and unpatented technology and know-how.

Revenue Recognition: On January 1, 2019, we adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Our revenue is primarily derived from the sales of hybrid electric powertrain equipment. Our products are marketed and sold to end-user fleet customers and channel partners in the United States and Canada. Sales of products and services are subject to economic conditions and may fluctuate based on changes in the industry, trade policies and financial markets.

Revenue is recognized upon transfer of control to the customer, which occurs when we have a present right to payment, legal title has passed to the customer, the customer has the significant risks and rewards of ownership, and where acceptance is not a formality, the customer has accepted the product or service. In general, transfer of control is upon shipment of the equipment as the terms are free on board shipping point, or equivalent and we have no other promised goods or services in our contracts with customers. In limited instances, we provide installation services to end-user fleet customers related to the purchased hybrid electric powertrain equipment. When provided, the installation services are not distinct within the context of the contract due to the fact that the end-use fleet customer is purchasing a completed modification to our vehicles and therefore, the installation services involve significant integration to integrate the hybrid electric powertrain equipment with the customer’s vehicle. As a result, the hybrid electric powertrain equipment and installation services represent a single performance obligation within these contracts with customers. We have elected to treat shipping and handling activities related to contracts with channel partner customers as costs to fulfill the promise to transfer the associated equipment and not as a separate performance obligation.

We provide limited-assurance-type warranties for our equipment and work performed under our contracts. The warranty period typically extends for 3 years following transfer of control of the equipment. The warranties solely relate to correction of product defects during the warranty period, which is consistent with similar warranties offered by competitors. Therefore, we have determined that this warranty is outside the scope of ASC 606 and will continue to be accounted for under ASC 460, Guarantees. At the time of purchase of the equipment, customers may purchase from us an extended warranty for our equipment. The extended warranty commences upon the end of the assurance-based warranty period and is considered a separate performance obligation that represents a stand-ready obligation to perform warranty services after the assurance-type warranty expires. The transaction price allocated to the extended warranty is recognized ratably over the extended warranty period.

When our contracts with customers contain multiple performance obligations, the contract transaction price is allocated on a relative standalone selling price (“SSP”) basis to each performance obligation. We determine standalone selling prices based on observable selling prices for the sale of kits. For extended warranties, we determine SSP based on expected cost plus margin. We establish the margin based on review of market conditions and margins obtained by market participants for similar services. Any allocation of the transaction price required is determined at the contracts’ inception.

Convertible Note and Derivative Accounting: We assess embedded features within our convertible notes in order to determine whether or not there are features which require accounting as a derivative liability. We evaluate the features to determine whether or not the features were considered clearly and closely related to the host notes, and meet the definition of a derivative. If a feature is a derivative, the embedded features would be required to be bifurcated from the notes and accounted for separately as a combined derivative liability. We would then be required to remeasure the combined derivative liability to its then fair value at each subsequent balance sheet date, through an adjustment to current earnings.

Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Emerging Growth Company Status

We will be an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”). Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We may elect not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time we are no longer considered to be an emerging growth company. At times, we may elect to early adopt a new or revised standard. See Note 2 of the accompanying audited consolidated financial statements for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the years ending December 31, 2020 and 2019.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, we intend to rely on such exemptions, we will not be required to, among other things: (a) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (b) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (c) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (d) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2024 (the last day of the fiscal year following the fifth anniversary of the consummation of Pivotal’s initial public offering), (b) the last date of our fiscal year in which it has total annual gross revenue of at least $1.1 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

New and Recently Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are applicable to us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations under adoption.

See Recent Accounting Pronouncements issued, not yet adopted under Note 3—Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about the recent accounting pronouncements, the timing of their adoption and our assessment, to the extent it has made one, of their potential impact on our financial condition and results of operations. As an “emerging growth company”, we can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.

Quantitative and Qualitative Disclosure About Market Risk

Not required.

Off-Balance Sheet Arrangements

We have no significant known off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-39 which appear at the end of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020.

Based on this evaluation, including the presence of material weaknesses as discussed below, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020.

(b) Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting cannot provide absolute assurance of achieving their objectives. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. Due to their inherent limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. It is possible to design safeguards to reduce, but not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting.

As a private company, we had not been required to document and test our internal controls over financial reporting nor had management been required to certify the effectiveness of our internal controls and our auditors had not been required to opine on the effectiveness of our internal control over financial reporting. Similarly, we had not been subject to the SEC’s internal control reporting requirements. Following the Business Combination, we became subject to these requirements.

In the course of preparing the Company’s financial statements, we have identified material weaknesses in internal control over financial reporting, which relate to insufficient technical accounting resources and lack of segregation of duties.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its financial statements would not be prevented or detected on a timely basis. These deficiencies could result in misstatements to our financial statements that would be material and would not be prevented or detected on a timely basis.

Our management has concluded that these material weaknesses in our internal control over financial reporting are due to the fact that, prior to this Annual Report on Form 10-K, we were a private company with limited resources. We did not have the necessary business processes and related internal controls, or the appropriate resources or level of experience and technical expertise, that would be required to oversee financial reporting processes or to address the accounting and financial reporting requirements. Our management has prepared a remediation plan instituted in 2021 that involves hiring additional qualified personnel, further documentation and implementation of control procedures and the implementation of control monitoring. The material weaknesses will not be considered fully remediated until these additional controls and procedures have operated effectively for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate.

If not remediated, these material weaknesses could result in material misstatements to our annual or interim financial statements that would not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock could be adversely affected and we could become subject to litigation or investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources.

Notwithstanding the identified material weaknesses, management believes that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods present in accordance with U.S. GAAP.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

As discussed above, we are implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. Other than those measures, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information required by this Item and not set forth below will be set forth in the section headed “—Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC on or before April 29, 2021 (our “Proxy Statement”) and is incorporated in this report by reference.

We have adopted a code of ethics for directors, officers (including our principal executive officer) and employees, known as Our Corporate Code of Conduct and Ethics and Whistleblower Policy. A copy of Our Corporate Code of Conduct and Ethics and Whistleblower Policy is available on our website at www.xlfleet.com under the Governance, Documents and Charters section of our Investors page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver.

Item 11. Executive Compensation.

The information required by this Item will be set forth in the section headed “Executive Compensation” in our Proxy Statement and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item will be set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated in this report by reference.

Information regarding our equity compensation plans will be set forth in the section headed “Executive Compensation” in our Proxy Statement and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth in the section headed “Certain Relationships and Related Person Transactions” in our Proxy Statement and is incorporated in this report by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be set forth in the section headed “—Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated in this report by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report.

1. The following financial statements of XL Fleet Corp. and Report of Marcum LLP, Independent Registered Public Accounting Firm, are included in this report:

2. List of financial statement schedules:

All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits.

Exhibit No.	Description	Included	Form	Filing Date
2.1*+	Agreement and Plan of Reorganization, dated as of September 17, 2020, by and among Pivotal Investment Corporation II, PIC II Merger Sub Corp. and XL Hybrids, Inc.	By Reference	S-4/A	December 4, 2020
3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	8-K	December 23, 2020
3.2	Amended and Restated Bylaws.	By Reference	8-K	December 23, 2020
4.1	Specimen Common Stock Certificate.	By Reference	8-K	December 23, 2020
4.2	Specimen Warrant Certificate.	By Reference	8-K	December 23, 2020
4.3	Warrant Agreement, dated as of July 11, 2019, between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	8-K	July 16, 2019
4.4*	Warrant Agreement, dated as of September 29, 2017, between XL Hybrids, Inc. and MOTIV Partners LLC.	Herewith
4.5*	Amendment to Warrant Agreement, dated as of December 15, 2020, between XL Hybrids, Inc. and MOTIV Partners LLC.	Herewith
4.6*	Description of Registered Securities	Herewith
10.1†	Supply Agreement, dated as of July 19, 2019, by and between XL Hybrids, Inc. and Parker-Hannifin Corporation.	By Reference	S-4/A	November 10, 2020
10.2#	Employment Agreement, dated as of September 30, 2019, by and between XL Hybrids, Inc. and Dimitri N. Kazarinoff.	By Reference	S-4	October 2, 2020
10.3#	XL Hybrids, Inc. 2010 Equity Incentive Plan, including form of stock option agreement and form of restricted stock agreement.	By Reference	S-4	October 2, 2020
10.4	Form of Subscription Agreement.	By Reference	8-K	September 18, 2020
10.5	Registration Rights Agreement.	By Reference	S-4	October 2, 2020
10.6	Lock-Up Agreement.	By Reference	S-4	October 2, 2020
10.7	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.	By Reference	S-1	June 13, 2019
10.8*	XL Fleet Corp. 2020 Equity Incentive Plan.	Herewith

Exhibit No.	Description	Included	Form	Filing Date
10.9	XL Fleet Corp. 2020 Equity Incentive Plan Form of Stock Option Agreement.	By Reference	8-K	December 23, 2020
10.10	XL Fleet Corp. 2020 Equity Incentive Plan Form of Restricted Stock Unit Agreement.	By Reference	8-K	December 23, 2020
10.11	Form of Indemnification Agreement between the Registrant and each officer and director.	By Reference	8-K	December 23, 2020
14	Amended and Restated Corporate Code of Conduct and Ethics and Whistleblower Policy.	By Reference	8-K	December 23, 2020
21	Subsidiaries of the Registrant.	By Reference	8-K	December 23, 2020
23.1*	Consent of Marcum LLP, independent registered public accounting firm	Herewith
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32.1^*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
101.INS*	XBRL Instance Document	Herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Herewith
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Herewith
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Herewith
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Herewith
104	Cover Page Interactive Data File	Herewith

*	Filed herewith
*+	Schedule and exhibits to this exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
†	Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
#	Indicates management contract or compensatory plan or arrangement.
^	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certification furnished in Exhibits 32.1 hereto is deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary.

Not applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

XL FLEET CORP.

Date: March 31, 2021	By:	/s/ Dimitri N. Kazarinoff
	Name:	Dimitri N. Kazarinoff
	Title:	Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dimitri N. Kazarinoff and Thomas J. Hynes, III, and each of them or his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue of hereof.

In accordance with the Exchange Act, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Dimitri N. Kazarinoff	Chief Executive Officer	March 31, 2021
Dimitri N. Kazarinoff	(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas J. Hynes, III	President and Director	March 31, 2021
Thomas J. Hynes, III

/s/ Debora M. Frodl	Director and Chair of the Board	March 31, 2021
Debora M. Frodl

/s/ Declan P. Flanagan	Director	March 31, 2021
Declan P. Flanagan

/s/ Kevin Griffin	Director	March 31, 2021
Kevin Griffin

/s/ Christopher Hayes	Director	March 31, 2021
Christopher Hayes

/s/ Jonathan J. Ledecky	Director	March 31, 2021
Jonathan J. Ledecky

/s/ Niharika Ramdev	Director	March 31, 2021
Niharika Ramdev

/s/ Sarah Sclarsic	Director	March 31, 2021
Sarah Sclarsic

XL Fleet Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

XL Fleet Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of XL Fleet Corp. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

Melville, NY

March 31, 2021

XL Fleet Corp.

Consolidated Balance Sheets

December 31, 2020 and December 31, 2019

(In thousands, except share and per share amounts)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$329,641	$3,386
Restricted cash	150	150
Accounts receivable	10,559	1,159
Inventory, net	3,574	2,240
Prepaid expenses and other current assets	1,396	146
Total current assets	345,320	7,081
Property and equipment, net	579	840
Intangible assets, net	593	809
Goodwill	489	489
Other assets	32	30
Total assets	$347,013	$9,249
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Current portion of long-term debt, net of debt discount and issuance costs	$110	$1,435
Subordinated convertible promissory notes	-	9,102
Convertible debt derivative liability	-	1,349
Accounts payable	4,372	549
Accrued expenses and other current liabilities	4,601	3,054
Total current liabilities	9,083	15,489
Long-term debt, net of current portion	98	1,849
Deferred revenue	305	133
Contingent consideration	924	1,101
New market tax credit obligation(1)	4,412	4,377
Total liabilities	14,822	22,949

Commitments and contingencies (Note 17)

Stockholders’ equity (deficit)

Common stock, $0.0001 par value; 350,000,000 and 130,000,000 shares authorized at December 31, 2020 and 2019, respectively; 131,365,171 and 80,400,727 issued and outstanding at December 31, 2020 and 2019, respectively	13	8
Additional paid-in capital	425,364	53,887
Accumulated deficit	(93,186)	(67,595)
Total stockholders’ equity (deficit)	332,191	(13,700)
Total liabilities and stockholders’ equity (deficit)	$347,013	$9,249

(1)	Held by variable interest entity

See notes to consolidated financial statements.

XL Fleet Corp.

Consolidated Statements of Operations

For the Years Ended December 31, 2020 and 2019

(In thousands, except per share and share amounts)	2020	2019
Revenues	$20,338	$7,215
Cost of revenues	17,594	8,075
Gross profit	2,744	(860)
Operating expenses:
Research and development	4,445	2,874
Selling, general, and administrative expenses	13,593	9,835
Loss from operations	(15,294)	(13,569)
Other (income) expense:
Interest expense, net	6,370	2,151
Loss on extinguishment of debt	1,038	-
Change in fair value of convertible notes payable derivative liabilities	2,889	(819)
Net loss	$(25,591)	$(14,901)
Net loss per share, basic and diluted	$(0.30)	$(0.19)
Weighted-average shares outstanding, basic and diluted	84,565,448	79,823,065

See notes to consolidated financial statements.

XL Fleet Corp.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2020 and 2019

(In thousands, except share amounts)
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2020	80,400,727	$8	$53,887	$(67,595)	$(13,700)
Exercise of stock options	488,625	-	114	-	114
Exercise of warrants	4,995,584	-	884	-	884
Stock-based compensation expense	-	-	978	-	978
Conversion of convertible debt	1,715,918	-	17,446	-	17,446
Issuance of restricted stock	25,309	-	-	-	-
PIC shares recapitalized, net of issuance costs	28,739,008	3	207,166	-	207,169
Shares issued in offering, net of issuance costs	15,000,000	2	144,889	-	144,891
Net loss	-	-	-	(25,591)	(25,591)

Balance at December 31, 2020	131,365,171	$13	$425,364	$(93,186)	$332,191

			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2019	79,451,338	$8	$53,522	$(52,684)	$846
Issuance of restricted stock	446,333	-	-	-	-
Exercise of stock options	44,154	-	10	-	10
Issuance of stock in asset acquisition	458,902	-	109	-	109
Issuance of warrants	-	-	38	-	38
Stock-based compensation expense	-	-	208	-	208
Stockholder distribution	-	-	-	(10)	(10)
Net loss	-	-	-	(14,901)	(14,901)

Balance at December 31, 2019	80,400,727	$8	$53,887	$(67,595)	$(13,700)

See notes to consolidated financial statements.

XL Fleet Corp.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020 and 2019

(In thousands)	2020	2019
Operating activities:
Net loss	$(25,591)	$(14,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	978	208
Bad debt expense	-	22
Depreciation and amortization expense	622	319
Contingent consideration	796	80
Fair value change of derivative liability	2,889	(819)
Loss on extinguishment of debt	1,038	-
Debt discount	4,629	1,598
Changes in operating assets and liabilities:
Accounts receivable	(9,400)	2,610
Inventory, net	(1,334)	215
Prepaid expenses and other current assets	(1,250)	260
Other assets	(2)	283
Accounts payable	3,823	(1,089)
Accrued expenses and other current liabilities	2,749	(450)
Deferred revenue	172	113
Net cash used in operating activities	(19,881)	(11,551)
Investing activities:
Purchases of property and equipment	(145)	(28)
Net cash used in investing activities	(145)	(28)
Financing activities:
Proceeds from the issuance of subordinated convertible promissory notes	8,100	10,000
Repayments to the issuance of subordinated convertible promissory notes	(11,250)	-
Proceeds from paycheck protection program	1,100	-
Repayments to paycheck protection program	(1,100)	-
Proceeds from debt	-	2,500
Repayments of debt	(3,177)	(496)
Repayment of contingent consideration	(450)	-
Repayments of revolving line of credit	(2,500)	(2,612)
Proceeds from revolving line of credit	2,500	-
Proceeds from recapitalization of PIC shares, net of issuance costs	207,169	-
Proceeds from issuance of common stock, net of issuance costs	144,891	-
Payment of issuance costs in connection with term loans and revolving line of credit	-	(184)
Proceeds from exercise of stock options	114	10
Stockholder distribution	-	(10)
Proceeds from exercise of warrants	884	-
Net cash provided by financing activities	346,281	9,208
Net increase/(decrease) in cash and cash equivalents and restricted cash:	326,255	(2,371)
Cash and cash equivalents and restricted cash, beginning of period	3,536	5,907
Cash, cash equivalents, and restricted cash at end of year	$329,791	$3,536
Supplemental disclosure of cash flow information:
Cash paid for interest	$389	$-
Supplemental disclosures of noncash investing and financing information:
Issuance of warrants	$-	$38
Contingent and deferred consideration issued in connection with business combination	$-	$1,650
Issuance of stock in asset acquisition	$-	$109
Issuance costs in accrued expenses	$-	$25
Conversion of convertible debt	$17,446	$-
Retrospective recapitalization of stockholders’ equity	$51,005
Reduce derivative liability for extinguishment of convertible notes payable	$(1,349)	$-
Increase derivative liability for issuance of convertible notes payable	$5,637	$-
Reduce derivative liability for the conversion and repayment of the convertible notes payable	$(8,526)	$-

See notes to consolidated financial statements.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 1. Organization, Description of Business and Liquidity

Description of Business: XL Fleet Corp. and its subsidiaries (“XL Fleet” or the “Company”) is a leading provider of fleet electrification solutions for commercial vehicles in North America, with over 4,300 electrified powertrain systems sold and driven over 140 million miles by over 200 fleets, as of December 31, 2020. XL Fleet’s vision is to become the world leader in fleet electrification solutions, with a mission of accelerating the adoption of fleet electrification systems through cost effective, customer tailored and comprehensive solutions.

Merger and Organization: On December 21, 2020 (the “Closing Date”), privately held XL Hybrids, Inc., a Delaware corporation, (“Legacy XL”) consummated the merger pursuant to that certain Agreement and Plan of Reorganization, dated as of September 17, 2020 (the “Merger Agreement”), by and among Pivotal Investment Corporation II (“Pivotal”), PIC II Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of Pivotal (“Merger Sub”), and Legacy XL. Pursuant to the terms of the Merger Agreement, a business combination between Legacy XL and Pivotal was effected through the merger of Merger Sub with and into Legacy XL, with Legacy XL surviving as a wholly-owned subsidiary of Pivotal (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). On the Closing Date, and in connection with the closing of the Business Combination (the “Closing”), Pivotal Investment Corporation II changed its name to XL Fleet Corp. (“XL Fleet Corp.”) (See Note 3).

COVID-19 Worldwide Pandemic: On March 11, 2020, the World Health Organization characterized the outbreak of the novel coronavirus (“COVID-19”) as a global pandemic and recommended containment and mitigation measures. Since then, extraordinary actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world. These actions include travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.

Consistent with the actions taken by governmental authorities, the Company has taken appropriately cautious steps to protect its workforce and support community efforts. As part of these efforts, and in accordance with applicable government directives, the Company initially implemented work from home policies where practical at its facilities in late March 2020. Starting late March 2020, approximately 40 of its employees were able to complete their duties from home, which enabled much critical work to continue. The remaining 19 members of its workforce were unable to perform their normal duties from home. In April 2020, the Company resumed limited operations under revised operational and manufacturing plans that conform to the latest COVID-19 health precautions. This includes universal facial covering requirements, rearranging facilities to follow social distancing protocols, conducting regular temperature checks and undertaking regular and thorough disinfecting of surfaces and tools. However, the COVID-19 pandemic and the continued precautionary actions taken related to COVID-19 have adversely impacted, and are expected to continue to adversely impact, its operations, its contractors and the automotive original equipment manufacturers.

The Company has experienced, and expects to continue to experience, reduced operations and production line shutdowns at vehicle OEMs due to COVID-19, limitations on travel by the Company’s personnel and personnel of the Company’s customers, and future delays or shutdowns of vehicle OEMs or the Company’s suppliers.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 1. Organization, continued

The COVID-19 pandemic and the protocols and procedures the Company has implemented in response to the pandemic have caused some delays in operational activities. The full impact of the COVID-19 pandemic on its business and results of operations subsequent to December 31, 2020 will depend on future developments, such as the ultimate duration and scope of the outbreak and its impact on its operations and impact on its customers and industry partners.

Liquidity: The Company believes its cash and cash equivalents on hand at December 31, 2020 and management’s operating plan, will provide sufficient liquidity to fund its operations for at least the next twelve months from the issuance of these financial statements.

Note 2. Summary of Significant Accounting Policies

Basis of consolidated financial statement presentation: The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries and variable interest entities, for which the Company is the primary beneficiary. Because the Company holds certain rights that provide the power to direct the activities of variable interests that most significantly impact the VIE economic performance, as well as to potentially receive benefits or the obligation to absorb potentially significant losses, the Company has a controlling interest in such VIEs. See Note 9, “New Markets Tax Credit,” for the discussion of financing arrangements involving certain entities that are variable interest entities that are included in these consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation.

Emerging Growth Company: Section 102(b)(1) of the Jumpstart Our Business Startups Act (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933 registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time the Company is no longer considered to be an emerging growth company. At times, the Company may elect to early adopt a new or revised standard.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies, continued

Use of estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of expenses during the reporting period. The Company’s most significant estimates and judgments involve deferred income taxes, valuation of share-based compensation, including the fair value of common stock, the valuation of the convertible notes payable derivative liability, and the valuation of business combinations, including the fair values and useful lives of acquired assets and assumed liabilities and the fair value of purchase consideration. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.

Segment information: ASC 280, Segment Reporting, defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. XL operates a single integrated business operation for the purpose of providing electrification systems for the owners of vehicles. XL’s Chief Executive Officer (“CEO”) is the CODM of the Company. The CODM is provided financial and operating information for the integrated business as a whole. Upon receipt of such information, the CODM evaluates and manages the operations based upon such integrated information, and the CODM utilizes this integrated information for purposes of allocating resources and evaluating XL’s financial performance. The CODM uses cash flows as the primary measure to manage the business and does not segment the business for internal reporting or decision making. Based upon this information, the Company has concluded that it should report its operations as a single segment.

Concentration of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and trade receivables. At times, such cash may be in excess of the FDIC limit. At December 31, 2020 and 2019, the Company had cash in excess of the $250 federally insured limit. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

With respect to trade receivables, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited. As of December 31, 2020, one customer accounted for approximately 82% of accounts receivable. In 2019, two customers accounted for approximately 64% of accounts receivable. For the years ended December 31, 2020 and 2019, one customer and two customers accounted for approximately 68% and 65% of revenues, respectively.

Cash and cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents include cash held in banks and money market accounts. Cash equivalents are carried at cost, which approximates fair value due to their short-term nature. The Company’s cash and cash equivalents are placed with high-credit quality financial institutions and issuers, and at times exceed federally insured limits. To date, the Company has not experienced any credit loss relating to its cash and cash equivalents.

Restricted cash: Restricted cash held at both December 31, 2020 and 2019, consists of bank deposits required for a letter of credit which is reserved for the Company’s California lease.

Accounts receivable: Accounts receivable are stated at the gross invoice amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is maintained at a level considered adequate to provide for potential account losses on the balance based on management’s evaluation of the anticipated impact of current economic conditions, changes in the character and size of the balance, past and expected future loss experience, among other pertinent factors. As of December 31, 2020 and 2019, the Company recorded an allowance of doubtful accounts of $0.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies, continued

Inventory: Inventory is comprised of raw materials, work in process and finished goods. Inventory is stated at the lower of cost (determined using the weighted-average cost method) or net realizable value. Cost of raw material inventories include the purchase and related costs incurred in bringing the products to their present location and condition. The Company uses consistent methodologies to evaluate inventory for net realizable value and periodically reviews inventories for obsolescence and any inventories identified as slow moving or obsolete are initially reserved for and then written-off. As of December 31, 2020 and 2019, the Company’s inventory reserve for obsolescence was $58 and $248, respectively.

Fair value measurements: ASC 820, Fair Value Measurements and Disclosures, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the Company can access at the measurement date.

Level 2:	Significant other observable inputs other than level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data.

Level 3:	Significant unobservable inputs that reflect the Company’s judgment about the assumptions that market participants would use in pricing an asset or liability.

An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC 820:

●	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

●	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

●	Income approach: Techniques to convert future amounts to a single present value amount based upon market expectations (including present value techniques, option pricing and excess earnings models).

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies, continued

The Company believes its valuation methods are appropriate and consistent with other market participants, however the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, contingent consideration liability, term loan and revolver debt, convertible notes payable derivative liability, and convertible notes payable. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value because of the short-term nature of those instruments. The fair value of the Company’s revolving line of credit and term loan are based on current lending rates for similar borrowings, assuming the debt is outstanding through maturity, and considering the collateral and as a result approximate their fair values. The Company estimates the fair value of its convertible notes payable using level two and level three inputs by discounting the future cash flows using current interest rates at which it could obtain similar borrowings in consideration of the estimated enterprise value of the Company.

Prepaid expenses and other current assets: Prepaid expenses and other current assets include prepaid insurance, prepaid rent, and supplies, which are expected to be recognized or realized within the next 12 months.

Property and equipment, net: Property and equipment, net is stated at cost less accumulated depreciation, or if acquired in a business combination, at fair value as of the date of acquisition. Depreciation is calculated using the straight-line method, based upon the following estimated useful lives:

Equipment	5 years
Furniture and fixtures	5 years
Computer and related equipment	3 years
Software	3 years
Vehicles	4 years
Leasehold improvements	Lesser of useful life of the asset or remaining life of the lease

Improvements are capitalized while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed as incurred. When property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is recorded in the statement of operations as a component of other (expense) income, net.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies, continued

Business combinations: The Company accounts for the acquisition of a business in accordance with ASC 805, Business Combinations (ASC 805). Amounts paid to acquire a business are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The Company determines the fair value of purchase consideration, including contingent consideration, and acquired intangible assets based on detailed valuations that use certain information and assumptions provided by management. The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill. The results of operations of acquired businesses are included in the financial statements from the date of acquisition forward. Acquisition-related costs are expensed in periods in which the costs are incurred

The Company uses the income approach to determine the fair value of developed technology acquired in a business combination. This approach determines fair value by estimating the after-tax cash flows attributable to the respective asset over its useful life and then discounting these after-tax cash flows back to a present value. The Company bases its revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. Developed technology represents patented and unpatented technology and know-how.

Refer to Note 3 for discussion of the Company’s 2019 business combination.

Intangible assets, net: Intangible assets are initially recorded at fair value and stated net of accumulated amortization and impairments. The Company amortizes its intangible assets that have finite lives using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized. Amortization is recorded over the estimated useful lives, which for developed technology is 4 years. The Company evaluates the recoverability of its definite lived intangible assets whenever events or changes in circumstances or business conditions indicate that the carrying value of these assets may not be recoverable based on expectations of future undiscounted cash flows for each asset group. If the carrying value of an asset or asset group exceeds its undiscounted cash flows, the Company estimates the fair value of the assets, generally utilizing a discounted cash flow analysis based on the present value of estimated future cash flows to be generated by the assets using a risk-adjusted discount rate. To estimate the fair value of the assets, the Company uses market participant assumptions pursuant to ASC 820, Fair Value Measurements.

Impairment of long-lived assets: The Company reviews long-lived assets, including property and equipment and, intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analysis in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets, which requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value. During the years ended December 31, 2020 and 2019, no impairment indicators were identified.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies, continued

Impairment of goodwill: Goodwill represents the excess of cost over the fair market value of net tangible and identifiable intangible assets of acquired businesses. Goodwill is not amortized but instead is annually tested for impairment, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. The Company has recorded goodwill in connection with its historical acquisition of a business.

The Company performs its annual goodwill impairment assessment at October 1 each fiscal year, or more frequently if events or circumstances arise which indicate that goodwill may be impaired. An assessment can be performed by first completing a qualitative assessment on the Company’s single reporting unit. The Company can also bypass the qualitative assessment in any period and proceed directly to the quantitative impairment test, and then resume the qualitative assessment in any subsequent period. Qualitative indicators that may trigger the need for annual or interim quantitative impairment testing include, among other things, deterioration in macroeconomic conditions, declining financial performance, deterioration in the operational environment, or an expectation of selling or disposing of a portion of the reporting unit. Additionally, a significant change in business climate, a loss of a significant customer, increased competition, a sustained decrease in share price, or a decrease in estimated fair value below book value may trigger the need for interim impairment testing of goodwill.

If the Company believes that, as a result of its qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative impairment test is required. The quantitative test involves comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recorded as a reduction to goodwill with a corresponding charge to earnings in the period the goodwill is determined to be impaired. The income tax effect associated with an impairment of tax-deductible goodwill is also considered in the measurement of the goodwill impairment. Any goodwill impairment is limited to the total amount of goodwill.

The Company determines the fair value of its reporting unit using a combination of the income approach (discounted cash flow method) and market approach (guideline transaction method and guideline public company method). Management weighs each of the methods applied to determine the fair value of its reporting unit.

Under the discounted cash flow method, the Company determines fair value based on the estimated future cash flows for the reporting unit, discounted to present value using a risk-adjusted industry weighted-average cost of capital, which reflects the overall level of inherent risk and the rate of return an outside investor would expect to earn. Cash flow projections are derived from budgeted amounts (typically a one-year model) and subsequent period cash flows are developed using growth rates that management believes are reasonably likely to occur from a market participant’s standpoint. All cash flow projections are evaluated by management. A terminal value is derived by capitalizing free cash flow into perpetuity. The capitalization rate is derived from the weighted-average cost of capital and the estimated long-term growth rate.

Revenue: On January 1, 2019, the Company adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, using the modified retrospective method applied to all “not completed” contracts at the time of adoption. A “not completed” contract in accordance with ASC 606 represents a contract for which all or substantially all of the revenues have not been recognized under ASC 605, Revenue Recognition (ASC 605).

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies, continued

The Company’s revenue is primarily derived from the sales of hybrid electric powertrain systems. The Company’s products are marketed and sold to end-user fleet customers and channel partners in the United States and Canada. Sales of products and services are subject to economic conditions and may fluctuate based on changes in the industry, trade policies and financial markets.

Revenue is recognized upon transfer of control to the customer, which occurs when the Company has a present right to payment, legal title has passed to the customer, the customer has the significant risks and rewards of ownership, and where acceptance is not a formality, the customer has accepted the product or service. In general, transfer of control is upon shipment of the equipment as the terms are FOB shipping point, or equivalent and the Company has no other promised goods or services in its contracts with customers. In limited instances, the Company provides installation services to end-user fleet customers related to the purchased hybrid electric powertrain equipment. When provided, the installation services are not distinct within the context of the contract due to the fact that the end-use fleet customer is purchasing a completed modification to its vehicles and therefore, the installation services involve significant integration to integrate the hybrid electric powertrain equipment with the customer’s vehicle. As a result, the hybrid electric powertrain equipment and installation services represent a single performance obligation within these contracts with customers. The Company recognizes the revenue for the equipment sale and installation service at the same time, which is after the installation is complete. The Company has elected to treat shipping and handling activities related to contracts with channel partner customers as costs to fulfill the promise to transfer the associated equipment and not as a separate performance obligation.

The Company provides limited-assurance-type warranties for its equipment and work performed under its contracts. The warranty period typically extends for 3 years following transfer of control of the equipment. The warranties solely relate to correction of product defects during the warranty period, which is consistent with similar warranties by offered by competitors. Therefore, the Company has determined that this warranty is outside the scope of ASC 606 and will continue to be accounted for under ASC 460, Guarantees. At the time of purchase of the equipment, customers may purchase from the Company an extended warranty for its equipment. The extended warranty commences upon the end of the assurance-based warranty period and is considered a separate performance obligation that represents a stand-ready obligation to perform warranty services after the assurance-type warranty expires. The transaction price allocated to the extended warranty is recognized ratably over the extended warranty period.

When the Company’s contracts with customers contain multiple performance obligations, the contract transaction price is allocated on a relative standalone selling price (SSP) basis to each performance obligation. The Company determines standalone selling prices based on observable selling prices for the sale of its systems. For extended warranties, the Company determines SSP based on expected cost plus margin. The Company establishes the margin based on review of market conditions and margins obtained by market participants for similar services. Any allocation of the transaction price required is determined at the contracts’ inception.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies, continued

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods and services to the customer. Revenue is recorded based on the transaction price, which is solely made up of fixed consideration for its products and services. The Company does not adjust transaction price for the effects of a significant financing component when the period between the transfer of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company has not identified any significant financing components to date. The Company’s sales can in certain instances include non-cash consideration in the form of the customer transferring to the Company, the customer’s rights to cash incentives from programs administered by municipalities related to hybrid vehicle programs that a customer is entitled as a result of its purchase. The incentives are fixed amounts that are readily determinable. The Company values the non-cash consideration at its fair value, which generally is the amount of the incentive.

Payment terms on invoices range from 30 to 60 days. The Company excludes from revenue any sales tax and other government-assessed and imposed taxes on revenue generating activities that are invoiced to customers.

The Company has elected to apply the practical expedient to expense costs to obtain contracts, which principally relate to sales commissions, at the time the liability is incurred when the expected amortization period is one year or less.

Warranties: The Company offers a limited warranty generally ranging from one to three years. The Company accrues the estimated cost of product warranties for unclaimed charges based on historical experiences and expected results. Should product failure rates and material usage costs differ from these estimates revisions to the estimated warranty liability would be required. The Company periodically assesses the adequacy of its recorded product warranty liabilities and adjusts the balances as required. Warranty expense is recorded as a component of cost of product revenue in the statements of operations. A provision for product warranties has been recorded at December 31, 2020 and 2019 (See Note 8). The Company incurred warranty expense of $1,205 and $368 for the years ended December 31, 2020 and 2019, respectively.

Income taxes: The Company accounts for income taxes in accordance with ASC 740, Income Taxes, under which deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards. Deferred income taxes are provided for the temporary differences arising between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carry-forwards and credits. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statements of operations in the period in which the enactment rate changes. Deferred tax assets and liabilities are reduced through the establishment of a valuation allowance if, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies, continued

Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. For the years ended December 31, 2020, and 2019, there were no uncertain tax position taken or expected to be taken in the Company’s tax returns.

In the normal course of business, the Company is subject to regular audits by U.S. federal and state and local tax authorities. With few exceptions, the Company is no longer subject to federal, state or local tax examinations by tax authorities in its major jurisdictions for tax years before 2018.

The Company did not recognize any tax related interest or penalties in the accompanying consolidated financial statements, but would record any such interest and penalties as a component of the provision for income taxes.

Share-based compensation: The Company accounts for its share-based compensation awards in accordance with ASC Topic 718, Compensation-Stock Compensation. The Company issues stock-based awards to purchase common stock to employees, directors and non-employee consultants. Awards issued under the Company’s stock-based compensation plans include stock options and restricted stock awards. Stock options typically include service-based vesting conditions, and restricted stock awards contain both service- and performance-based vesting conditions.

Stock Options

The Company accounts for stock-based compensation related to these awards based on the fair value of the awards. The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based awards, and recognizes the compensation cost on a straight line basis over the requisite service period of the awards for employee, which is typically the four-year vesting period of the award, and effective contract period specified in the award agreement for non-employee. Compensation cost is typically recognized on a straight-line basis.

The fair value of common stock has been determined by the Board of Directors at each award grant date based upon a variety of factors, including the results obtained from independent third-party valuations, the Company’s financial position and historical financial performance, the current climate in the marketplace, the effect of the rights and preferences of the preferred stockholders and the prospects of a liquidity event, among others.

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk- free interest rate and expected dividends. The Company does not have a history of trading in its common stock as it was not a public company until December 21, 2020, and as such volatility was estimated using historical volatilities of comparable public entities. The expected life of the awards is estimated based on a simplified method, which uses the average of the vesting term and the original contractual term. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected life of the awards. The dividend yield assumption is based on history and expectation of paying no dividends. Forfeitures are accounted for as they occur.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies, continued

The fair value of stock options issued for the years ended December 31, 2020 and 2019 was measured with the following assumptions:

	2020	2019

Expected volatility	79.6 – 90.5%	70.0%
Expected term (in years)	6.2 - 10	6.1 - 10
Risk-free interest rate	0.3 – 1.6%	1.4 – 3.0%
Expected dividend yield	0.0%	0.0%

Warrants: The Company follows guidance issued within FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging, to assist in the determination of whether warrants should be classified as liabilities or equity. Warrants to purchase shares of the Company’s common stock or preferred stock, are valued at fair value at the date of grant using the Black-Scholes option pricing method. The Company has evaluated classification of warrants outstanding and determined all are appropriately classified as equity as of December 31, 2020 and 2019. See Note 13 for additional disclosure on warrant accounting.

Research and development expense: Research and development costs did not meet the requirements to be recognized as an asset as the associated future benefits were at best uncertain and there was no alternative future use at the time the costs were incurred. Research and development costs include, but are not limited to, costs incurred in performing research and development activities, including salaries, benefits, facilities, research- related overhead, sponsored research costs, contracted services, license fees, and other external costs.

Net loss per share: Basic net income (loss) per share is computed by dividing net income (loss) (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted net income (loss) is computed by net income (loss) dividing the diluted net income (loss) by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. For purposes of this calculation, potential dilutive common shares include stock options and warrants.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies, continued

Related parties: A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Recent accounting pronouncements issued and adopted: In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04 (“ASU 2017-04”), Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. The second step measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under ASU 2017-04, a company will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. On January 1, 2020, the Company adopted ASU 2017-04. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations, or cash flows.

Recent accounting pronouncements issued, not yet adopted: In February 2016, the FASB issued a new accounting standard, ASC Topic 842, Leases (“ASC 842”), related to leases to increase transparency and comparability among organizations by requiring the recognition of ROU assets and lease liabilities on the balance sheet. Most significant among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company is currently working through an adoption plan which includes the evaluation of lease contracts compared to the new standard. While the Company is currently evaluating the impact the new guidance will have on its financial position and results of operations, the Company expects to recognize lease liabilities and right of use assets. The extent of the increase to assets and liabilities associated with these amounts remains to be determined pending the Company’s review of its existing lease contracts and service contracts with may contain embedded leases. The guidance in ASC 842 is effective for the Company beginning January 1, 2021. The Company is currently evaluating the impact of the pending adoption of this new standard on its consolidated financial statements. The Company believes the adoption of ASC 842 will have a material impact on its financial statements and expects to record a right-of-use asset and lease liability on its books.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies, continued

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which, together with subsequent amendments, amends the requirement on the measurement and recognition of expected credit losses for financial assets held to replace the incurred loss model for financial assets measured at amortized cost and require entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for the Company beginning January 1, 2023, with early adoption permitted. The Company is currently in the process of evaluating the effects of this pronouncement on the Company’s financial statements and does not expect it to have a material impact on the consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. ASU 2019-12 is effective for the Company beginning January 1, 2021. The Company is currently in the process of evaluating the effects of this pronouncement on the Company’s financial statements and does not expect it to have a material impact on the consolidated financial statements.

Note 3. Merger with Pivotal Investment Corporation II

On the Closing Date, pursuant to the Merger Agreement, Merger Sub merged with and into Legacy XL, with Legacy XL surviving as a wholly owned subsidiary of XL Fleet Corp. On the Closing Date, each outstanding share of common stock of Legacy XL (including each share of Legacy XL’s common stock issued as a result of the conversion of Legacy XL’s preferred stock and any conversion or exchange of Legacy XL’s convertible promissory notes) was converted into the right to receive 0.75718950 shares (“Exchange Ratio”) of Pivotal’s common stock, par value $0.0001 per share.

In connection with the consummation of the Business Combination, each outstanding share of Pivotal’s Class A common stock, par value $0.0001 per share (“Pivotal Class A Common Stock”), including (a) any shares of Pivotal’s Class B common stock, par value $0.0001 per share (“Pivotal Class B Common Stock”) that were converted into Pivotal Class A Common Stock in connection with the Merger and (b) any Pivotal units that were separated into the component securities, including Pivotal Class A Common Stock in connection with the Merger, was converted into one share of Common Stock. On the Closing Date, a number of purchasers (each, a “Subscriber”) purchased from the Company an aggregate of 15,000,000 shares of Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $150,000,000, pursuant to separate subscription agreements (each, a “Subscription Agreement” and the financing, the “PIPE”). Pursuant to the Subscription Agreements, the Company gave certain registration rights to the Subscribers with respect to the PIPE Shares. The sale of PIPE Shares was consummated concurrently with the Closing of the Merger. The Company assumed private placement warrants to purchase 4,233,333 shares of common stock, with an exercise price of $1.50 per share, and public warrants to purchase 7,666,667 shares of common stock, with an exercise price of $11.50 per share (see Note 13).

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 3. Merger with Pivotal Investment Corporation II, continued

Immediately prior to the Closing Date XL Fleet Corp. filed its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, pursuant to which, among other things, XL Fleet Corp. (i) changed its name from Pivotal to “XL Fleet Corp.”, (ii) increased the number of shares of Pivotal Class A Common Stock it is authorized to issue to 350,000,000 shares, (iii) removed the provisions for the Pivotal Class B Common Stock (all such shares of Pivotal Class B Common Stock converted into shares of Pivotal Class A Common Stock in connection with the Business Combination) so that the Pivotal Class B Common Stock ceased to exist and the Company now has a single class of common stock (such resulting stock, the “Common Stock”), and (iv) removed the various provisions applicable only to special purpose acquisition corporations.

Each of the options to purchase Legacy XL’s common stock, whether or not exercisable and whether or not vested, and each of the warrants to purchase Legacy XL’s common stock, in each case that was outstanding immediately prior to the effective time of the Business Combination, were assumed by XL Fleet Corp. on the Closing Date and converted into an option or warrant, as the case may be, to purchase a number of shares of Common Stock equal to the number of shares subject to such option or warrant immediately prior to the effective time multiplied by the Exchange Ratio, at an exercise price equal to the exercise price immediately prior to the effective time divided by the Exchange Ratio.

Holders of Legacy XL’s outstanding convertible promissory notes were entitled to elect conversion or repayment of the principal amount of such notes, with accrued interest to be converted into shares of Legacy XL common stock. Immediately prior to the consummation of the Business Combination, the holders of such notes elected to have Legacy XL pay in cash an aggregate principal amount of $11,250,000 of such notes within three business days of the Closing Date. On the Closing Date XL Fleet Corp. issued an aggregate of 1,715,918 shares of its Common Stock upon conversion of the remaining outstanding principal amount and accrued interest.

Immediately after the consummation of the Merger and prior to the consummation of PIPE, the former stockholders and option holders of Legacy XL owned, or held rights to acquire, approximately 75.2% of the fully-diluted common stock of Company, and Pivotal’s stockholders and option holders immediately prior to the Merger owned approximately 24.8% of the fully-diluted common stock of the Company. Based on the terms of the Merger, the transaction was treated as a reverse merger of the Company by Legacy XL. The merger was accounted for as a recapitalization of Legacy XL. Under this method of accounting, Pivotal was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on Legacy XL comprising the ongoing operations of the combined company, Legacy XL senior management comprising the senior management of the combined company, and that the former owners and management of Legacy XL have control of the board of directors of the combined company after the Merger. In accordance with guidance applicable to these circumstances, the Merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of the Company issuing shares for the net assets of Pivotal, accompanied by a recapitalization. The net assets of Pivotal will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the closing of the Merger will be those of the Company.

The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statement of changes in stockholders’ equity (deficit) for the year ended December 31, 2020 (in thousands):

Cash – Pivotal’s trust and cash (net of redemption)	$231,975
Cash – PIPE	150,000
Less: transaction costs and advisory fees paid	(29,915)
Net Business Combination and PIPE financing	$352,060

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 4. Acquisition of Quantum

On October 4, 2019, pursuant to the terms of an asset purchase agreement, the Company acquired certain assets of Quantum Fuel Systems, LLC (“Quantum” or the “Seller”), which will be used to accelerate the Company’s product development timelines at a lower cost and rapidly expand and improve the Company’s engineering capabilities (the “Acquisition”). The Acquisition provided the Company access to intellectual property and an assembled workforce that is the foundation for future technologies to be developed for the Company by the assembled workforce applying its skills, knowledge and experience to utilize the acquired intellectual property.

The aggregate purchase consideration transferred by the Company to the Sellers totaled $1,759 and included i) a deferred cash payment of $250 and accrued interest of $14, which was made on December 31, 2020, with an acquisition date estimated fair value of $229, ii) issuance of 458,902 shares of common stock with an estimated fair value of $109, and iii) contingent purchase consideration associated with three milestone events with an initial estimated fair value of $1,421.

The milestone events and associated contingent purchase consideration consisted of the following:

●	First milestone event will be met upon the retention of at least four members of the acquired assembled workforce for at least twelve months. The contingent purchase consideration associated with the first milestone event is cash consideration totaling $450 with an estimated acquisition date fair value of $400. This payment was made on December 31, 2020.

●	Second milestone event will be met upon achieving certain product development criteria as outlined in the asset purchase agreement. The contingent purchase consideration associated with this milestone event is: i) cash consideration totaling $475 and; ii) additional consideration, at the Company’s election, of either cash totaling $500 or the issuance of 655,575 shares of common stock. The estimated acquisition date fair value of such amounts are $387 and $123, respectively.

●	Third milestone event will be met upon the successful demonstration of a prototype as outlined in the asset purchase agreement. The contingent purchase consideration associated with this milestone event is: i) cash consideration totaling $475 and; ii) additional consideration, at the Company’s election, of either cash totaling $500 or the issuance of 655,575 shares of common stock. The estimated acquisition date fair value of such amounts are $387 and $123, respectively.

The fair value of the deferred purchase consideration is based on management’s estimated amount and timing of the future payment, discounted utilizing a rate of 125% to reflect market participant assumptions. The discount rate utilized was a risk-free rate selected based on the nearest risk-free rate term associated with the payment of the deferred purchase consideration, with a credit risk premium applied as the payments are not risk-free.

The fair value of common stock issued in the Business Combination has been determined by the Board of Directors based upon a variety of factors, including the results obtained from independent third-party valuations, the Company’s financial position and historical financial performance, the current climate in the marketplace, the effect of the rights and preferences of the preferred stockholders and the prospects of a liquidity event, among others.

The estimated fair value of the Company’s contingent purchase consideration payable in cash for the first milestone is based on management’s estimated probability and timing of the future payment, discounted utilizing a rate of 12.5% to reflect market participant assumptions. The discount rate utilized was a risk-free rate selected based on the nearest risk-free rate term associated with the payment of the deferred purchase consideration, with a credit risk premium applied as the payments are not risk-free.

The estimated fair value of the Company’s contingent purchase consideration payable in cash for the second and third milestones are based on management’s estimated probability and timing of future payments, discounted utilizing a rate of 12.5%, to reflect market participant assumptions. The discount rates utilized were risk-free rates selected based on the nearest risk-free rate term associated with the payments of the purchase consideration and contingent purchase consideration payable, with a credit risk premium applied as the payments are not risk-free.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 4. Acquisition of Quantum, continued

The estimated fair value of the Company’s contingent purchase consideration payable in either cash or shares of common stock at the Company’s election for the second and third milestones was determined using a Monte Carlo simulation model that includes significant unobservable inputs such as estimated probability, fair value of underlying shares of common stock, risk-adjusted discount rates (utilizing an approximate rate of 12.5% to reflect market participant assumptions), estimated volatility and timing of future payments.

The Acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The purchase price is allocated to the tangible assets and identifiable intangible assets acquired based upon their estimated fair values. The excess of the purchase price over the tangible and intangible asset acquired has been recorded to goodwill. The Acquisition resulted in recorded goodwill that can be attributable to the acquired assembled workforce and synergies related to certain of the acquired intangible assets. Goodwill is expected to be amortizable for tax purposes. Management plans to integrate the Acquisition into its existing business structure, which is comprised of a single reporting unit.

The following table summarizes the fair value of consideration transferred and the estimated fair values of the assets acquired as of the date of acquisition:

Deferred consideration	$229
Contingent consideration	1,421
Share consideration-606,060 shares of XL Common Stock	109
Total consideration	$1,759

Software	$256
Equipment and hardware	151
Intangible asset – developed technology	863
Goodwill	489
Fair values of assets acquired	$1,759

As part of the purchase price allocation, the Company determined it had acquired a developed technology identifiable intangible asset. The fair value of the internally developed technology was estimated using the replacement cost method, whereby the components of the acquired internally developed technology were reviewed to determine the cumulative cost of development for each component, inclusive of a developer’s profit and an entrepreneurial incentive. The cumulative cost of development was then discounted to account for obsolescence factor. The estimated useful life over which the internally developed technology will be amortized is 4 years.

Other than the obligations incurred for contingent consideration, the Company did not assume any liabilities in connection with the Acquisition.

The Company incurred acquisition-related costs of approximately $48, which are included as a component of selling, general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2019.

The results of operations for the Acquisition are included in the Company’s financial statements from the date of the acquisition.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 5. Revenue

The following table represents the Company’s revenues for the years ended December 31, 2020 and 2019, respectively, disaggregated, by sales channel.

Disaggregation of revenue:

	December 31,
	2020	2019

Revenue direct to customers	$4,013	$3,263
Revenue through channel partners	16,325	3,952
Total revenue	$20,338	$7,215

Remaining performance obligations: At December 31, 2020 and 2019, there was approximately $305 and $133 in deferred revenue, respectively, related to unsatisfied extended warranty performance obligations.

Contract Balances: The timing of revenue recognition, billings and cash collections results in billed trade accounts receivable, and deferred revenue (contract liabilities) on the Consolidated Balance Sheets. In addition, the Company defers certain costs incurred to obtain a contract (contract costs).

Costs to obtain a contract: Sales commissions paid to internal sales personnel, as well as associated payroll taxes and retirement plan contributions (together, sales commissions and associated costs) that are incremental to the acquisition of customer contracts, are capitalized as capitalized contract acquisition cost on the balance sheet when the period of benefit is determined to be greater than one year. In instances where an extended warranty is sold, the period of benefit would extend beyond 12 months and therefore, the practical expedient would not be met for those contracts and require capitalization of the related costs to obtain those contracts. The Company has elected to allocate the capitalized commissions to performance obligations on a relative basis (i.e., in proportion to the transaction price allocated to each performance obligation) to determine the period of amortization. As a result, substantially all of the commission is allocated to the combined equipment and installation performance obligation and is amortized upon transfer of control of this performance obligation, which typically occurs in same period in which commission liability is incurred. Total commission expense recognized during the years ended December 31, 2020 and 2019 was $105 and $226, respectively. The amount of capitalized commissions as of December 31, 2020 and 2019 was not material.

Warranties: The Company accrues estimated warranty costs at the time of sale related to its assurance-type warranties. In general, manufactured products are warranted for the shorter of three years or 100,000 miles against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. The amount of the accrued warranty liability is estimated based on historical claims rates and warranty fulfillments costs adjusted for any expected changes in fulfillment costs.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 5. Revenue, continued

The following is a roll-forward of the Company’s accrued warranty liability:

	For the Years Ended December 31,
	2020	2019

Balance as of January 1	$1,009	$910
Accrual for warranties issued	912	415
Warranty charges	(186)	(316)
Balance as of December 31	$1,735	$1,009

The warranty liability is included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Note 6. Property and Equipment

Property, plant and equipment consisted of the following at December 31:

	2020	2019

Equipment	$647	$630
Furniture and fixtures	91	45
Computers	30	30
Software	359	346
Vehicles	622	559
Leasehold improvements	170	164
	1,919	1,774
Less accumulated depreciation	(1,340)	(934)

Property and equipment, net	$579	$840

Depreciation expense on property and equipment, was $406 and $265 for the years ended December 31, 2020, and 2019, respectively.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 7. Intangibles

Intangible assets consist of developed technology acquired during 2019. The gross value of $863 is being amortized over a useful life of 4 years. Accumulated amortization was $270 at December 31, 2020.

Approximate annual aggregate amortization expense of the intangibles for the years subsequent to December 31, 2020 is as follows:

Year ending December 31:
2021	$216
2022	216
2023	161
Total amortization	$593

Amortization expense recognized on intangible assets was $216 and $72 for the years ended December 31, 2020 and 2019, respectively.

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at December 31, 2020 and 2019:

	2020	2019
Accrued warranty costs	$1,735	$1,009
Accrued compensation and related benefits	1,001	398
Contingent and deferred purchase consideration connection with Quantum acquisition	926	638
Accrued financing fees	723	360
Accrued expenses, other	216	553
Sales tax	-	96
	$4,601	$3,054

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 9. New Markets Tax Credit Financing

On March 4, 2015, the Company entered into a financing transaction with U.S. Bancorp Community Development Corporation (U.S. Bank) under a qualified New Markets Tax Credit (“NMTC”) program related to the operation of the Company’s facility in Quincy, Illinois. The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (the Act) and is intended to encourage capital investment in qualified lower income communities. The Act permits taxpayers to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of community development entities (CDEs). CDEs are privately managed investment institutions that are certified to make qualified low-income community investments.

In connection with the financing, the Company made two loans totaling $10,454 to federal ($6,455 at 1.51%) and state ($3,999 at 1.53%) NMTC investment funds (the Investment Funds). Simultaneously, U.S. Bank made an equity investment of $4,995 to the Investment Funds and, by virtue of such contribution, is entitled to substantially all of the tax benefits derived from the NMTC. For compliance with the NMTC rules, principal payments on the loan do not begin until June 10, 2025 (the NMTC rules prohibit principal payments during the 7-year term of the NMTC arrangement). The maturity date on the loans is December 31, 2044.

The Investment Funds then contributed the loan proceeds to a CDE, which, in turn, loaned combined funds of $15,000, net of debt issuance costs of $546, to XL Hybrid Quincy, LLC, a wholly-owned subsidiary of the Company, at an interest rate of 1.15% per year with a maturity date of March 4, 2045. These loans are secured by the leasehold improvements and equipment at the facility in Quincy, Illinois. Repayment of the loans commences in March 10, 2025. The proceeds from the loans from the CDE were used to partially fund the build-out of the facility in Quincy, Illinois.

The transaction includes a put/call feature whereby, at the end of the seven-year NMTC compliance period, the Company may be obligated or entitled to repurchase U.S. Bank’s equity interest in the Investment Funds. The Company believes that U.S Bank will exercise the put option in March 2022 at the end of the recapture period. The value attributable to the put/call is anticipated to be nominal. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company is required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. Non-compliance with applicable requirements could result in US Bank’s projected tax benefits not being realized and, therefore, could require the Company to indemnify US Bank for any loss or recapture of NMTCs related to the financing until such time as the obligation to deliver tax benefits is relieved. The Company does not anticipate any credit recapture will be required in connection with this financing arrangement.

The Company has determined that the financing arrangement with the Investment Fund and CDEs contains a variable interest entity (“VIE”). This conclusion was reached based on the following:

●	The ongoing activities of the Investment Fund – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are expected to significantly affect the economic performance throughout the life of the Investment Fund;

●	management considered the contractual arrangements that obligate the Company to comply with NMTC rules and regulations, deliver tax benefits, and provide various other guarantees to the structure;

●	U.S. Bank’s lack of a material interest in the underlying economics of the project as a result of the guarantees, indemnifications, and put/call options; and

●	the fact that the Company is obligated to absorb losses of the Investment Fund.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 9. New Markets Tax Credit Financing, continued

As such, the Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Fund, as a VIE, in accordance with the accounting standards for consolidation. Because the Company consolidates an entity from which it has an approximately $10,500 loan receivable and consolidates an entity to which it owes an approximately $15,000 loan payable, these two balances partially eliminate against each other in consolidation. The $4,995 in net proceeds received in exchange for the transfer of tax credits have been deferred and will be recognized when the tax benefits have been fully earned and delivered to US Bank without risk of recapture. The Company anticipates recognizing the net cash received as income upon completion of the seven-year NMTC compliance period. US Bank’s $4,995 contribution was initially recorded as restricted cash and its interest in the Investment Fund is included in other liabilities in the consolidated balance sheets.

During the years ended December 31, 2020 and 2019, the Company amortized $78 of debt issuance costs related to the NMTC. The unamortized balance of debt issuance costs as of December 31, 2020 and 2019 is $91 and $169, respectively.

Note 10. Debt

At December 31, 2020 and 2019, the carrying value of debt was as follows:

	December 31,
	2020	2019

Subordinated convertible promissory notes	$-	$10,000
Unamortized debt discount	-	(898)
Subordinated convertible promissory notes, net	-	9,102
Term Loan	-	3,100
Unamortized debt discount	-	(87)
Vehicle financing agreements	208	271
Total debt obligations, net of deferred financing costs	$208	$3,284
Less: current portion of debt	110	1,435
Debt – net of current portion	98	1,849

Bank term loan and revolver: Effective December 10, 2018, and as amended on November 19, 2019, August 12, 2020 and December 1, 2020, the Company entered into a Loan and Security Agreement for a revolving line of credit (Revolver) and term loan (Term Loan) with Silicon Valley Bank. The revolving line of credit bore interest at a floating per annum rate equal to the greater of (i) the prime rate plus 4.50% or (ii) a fixed rate of 7.75%. On December 23, 2020, the revolver was repaid in full.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 10. Debt, continued

Interest payments under the Term Loan were payable in monthly installments at a rate equal to the greater of 2% greater than the Prime Rate or a fixed rate of 7.00%.

In connection with the amendment to the Loan and Security Agreement executed in November 2019, the Company secured access to an additional term loan (Growth Capital Term Loan). Interest payments were payable in monthly installments at a rate equal to the greater of 2% greater than the Prime Rate or a fixed rate of 7.00%.

The Loan and Security Agreement is secured by the assets and intellectual property of the Company and is subject to certain non-financial and financial ratios including but not limited to adjusted quick ratio compliance.

During 2019, the Company issued a warrant to purchase 189,296 shares of common stock at a price of $0.24 per share that expires during 2029 to the lender in connection with the Growth Capital Term Loan. At the discretion of the holder, the warrants may be exercised at any time in cash or may be subject to a cashless exercise in which the warrant shares are converted to common stock under a defined conversion formula. The estimated grant date fair value of this common stock warrant was $0.17 per share. This common stock warrant was assessed under ASC 480 Distinguishing Liabilities from Equity and were accounted for as equity-classified warrants. The grant date fair value of these common stock warrants was recorded as a debt discount to be amortized over the term of the associated debt agreement under the effective interest method. The amortization of the debt discount recorded for the years ended December 31, 2020 and 2019 is $31 and $18, respectively. The Term Loan and the Growth Capital Term Loan were repaid on December 23, 2020. As of December 31, 2019, there were warrants to purchase 340,733 shares of common stock outstanding. On December 24, 2020, all of these warrants were exercised on a cashless basis and as a result, 338,223 shares of common stock were issued.

Convertible notes payable: In January 2020, the Company’s Board of Directors approved the issuance of subordinated convertible promissory notes up to an additional $13,000 and the amendment to the existing subordinated convertible promissory notes such that they contain the same terms as the 2020 notes. During the year ended December 31, 2020, the Company issued subordinated convertible promissory notes in the amount of $8,100. The notes mature at the earlier of (i) February 6, 2021 or (ii) the date of a change of control as defined in the note agreements. Upon a change of control, the Company is required to repay all outstanding principal and interest and a 100% premium on the outstanding principal balance of each note. Under the terms of the agreements, upon a qualifying financing event occurring after July 31, 2020, the convertible promissory notes and accrued interest would be convertible at 70% of the price per share paid generally by cash investors in such qualifying financing.

During the year ended December 31, 2020, the Company incurred a loss on extinguishment of $1,038 in connection with the amendment of $10,000 in face value of convertible notes. Specifically, during February of 2020, the Company entered into amendments of the convertible loan agreements with these note holders to extend the maturities to February 2021. The Company computed the discounted cash flows from these convertible notes as of the date of the amendment, both before and after the amendment. The Company determined that there was a greater than 10% change in the present value of these cash flows, and as such, the amendment qualified as an extinguishment. Pursuant to the relevant accounting guidance, the Company recorded a loss on extinguishment of debt of $1,038.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 10. Debt, continued

The Company assessed these embedded features and determined that they were not considered clearly and closely related to the host notes, and met the definition of a derivative. Therefore, these embedded features were all required to be bifurcated from the notes and accounted for separately as a combined derivative liability. The Company estimated the fair value of the combined derivative liability which was recorded as a liability and as a discount net against the subordinated convertible notes. The Company was required to remeasure the combined derivative liability to its then fair value at each subsequent balance sheet date, through an adjustment to current earnings (see Note 11 for further details on the Company’s fair value measurements).

In connection with recording the derivative liability, the Company’s consolidated balance sheet at December 31, 2020 reflects the reclassification of $3,551 from accumulated deficit to additional paid-in capital to reflect adjustments to previously reported debt discount amortization and change in fair value of derivative liabilities.

The debt discount was amortized over the term of the associated debt agreement utilizing the effective interest method. The Company recorded $4,497 in amortization of these discounts as a component of interest expense during the year ended December 31, 2020.

On December 21, 2020, the convertible notes and accrued interest were settled with the payment in cash of convertible notes in the amount of $11,250 and the issuance of 1,715,918 shares upon the conversion of convertible notes into principal and accrued interest of $6,850 and $1,709, respectively.

Vehicle financing agreements: The Company has entered into several vehicle financing agreements with various lenders with maturities ranging from 2020 to 2025. Interest rates on these agreements range from 2.95% to 10.00%. Each agreement is collateralized by the equipment purchased.

Note 11. Fair Value Measurements

Contingent consideration liability: The contingent consideration liability is considered a Level 3 measurement due to significant unobservable inputs in its valuation, which was based on the income approach using a Monte Carlo Simulation. The Monte Carlo Simulation evaluated the probability of occurrence of certain events which impacted the mode and amount of payments to be made. In addition, the payments were discounted based on current market expectations about those future amounts. The company utilized a third party to assist in calculating the fair value of the contingent consideration liability.

The key inputs to the valuation model that was utilized to estimate the fair value of the contingent consideration liability included volatility, risk free rate and probability of a subsequent round of funding.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 11. Fair Value Measurements, continued

Convertible notes payable derivative liabilities: The convertible notes payable derivative liabilities are considered a Level 3 measurement due to the utilization of significant unobservable inputs in the valuation, which were based on ‘with and without’ valuation models.

2019 Notes: Based on the terms and provisions of the 2019 Notes, the Company utilized a probability-weighted expected return model (“PWERM”) to estimate the fair value of the embedded derivative features requiring bifurcation as of the respective issuance dates and as of the December 31, 2019 reporting date. The PWERM is designed to utilize the Company’s best estimates of the timing and likelihood of the settlement events that are related to the embedded derivative features in order to estimate the fair value of the respective convertible notes with these embedded derivative features.

The fair value of the convertible notes with the derivative features is compared to the fair value of a plain vanilla note (excluding the derivative features), which is calculated based on the present value of the future cash flows. The difference between the two values represents the fair value of the bifurcated derivative features as of each respective valuation date.

The Company notes that the key inputs to the valuation models that were utilized to estimate the fair value of the 2019 Notes convertible debt derivative liabilities included:

●	The probability-weighted conversion discount is based on the contractual terms of the convertible note agreement and the expectation of the pre-money valuation of the Company as of the estimated date that the next equity financing event occurs.

●	The remaining term was determined based on the remaining time period to maturity of the related convertible note with embedded features subject to valuation (as of the respective valuation date).

●	The Company’s equity volatility estimate was based on the re-levered historical equity volatility of a selection of the Company’s comparable guideline public companies, based on the remaining term of the respective convertible notes.

●	The risk rate was the discount rate utilized in the valuation and was determined based on reference to market yields for debt instruments with similar credit ratings and terms.

●	The probabilities and timing of the next financing event and default even are based on management’s best estimate of the future settlement of the respective convertible notes.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 11. Fair Value Measurements, continued

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of December 31, 2020
	Level I	Level II	Level III	Total

Liability:
Contingent consideration	$-	$-	$1,849	$1,849

	Fair Value Measurements as of December 31, 2019
	Level I	Level II	Level III	Total

Liabilities:
Derivatives	$-	$-	$1,349	$1,349
Contingent consideration	-	-	1,503	1,503
Total liabilities	$-	$-	$2,852	$2,852

The following is a roll forward of the Company’s Level 3 instruments:

Balance, January 1, 2019	$-
Increase derivative liability for issuance of convertible notes payable	2,167
Increase contingent consideration in connection with Quantum business combination	1,421
Fair value adjustments- Derivatives	(819)
Fair value adjustments- Contingent consideration	83
Balance, December 31, 2019	$2,852
Reduce derivative liability for extinguishment of convertible notes payable	(1,349)
Increase derivative liability for issuance of convertible notes payable	5,637
Fair value adjustments- Derivatives	2,889
Fair value adjustments- Contingent consideration	796
Reduce derivative liability for conversion and repayment of convertible notes	(8,526)
Reduce contingent consideration for cash payment of a portion of obligation	(450)
Balance, December 31, 2020	$1,849

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 12. Stockholders’ Equity

Common stock: At December 31, 2020, the Company has authorized a total of 350,000,000 shares of Common Stock. The holders of Common Stock are entitled to vote on all matters and are entitled to the number of votes equal to the number shares of Common Stock held. Common stockholders are entitled to dividends when and if declared by the Board of Directors.

The following shares of Common Stock are reserved for future issuance:

Warrants for the issuance of Common Stock	12,149,117
Stock options issued and outstanding	10,975,279
Authorized for future grant under 2020 Equity Incentive Plan	12,800,000
Total	35,924,396

Note 13. Warrants

Common Stock Warrants: During the year ended 2020 and in connection with the merger, the Company assumed the private placement warrants to purchase 4,233,333 shares of Common Stock, with an exercise price of $1.50 per share, and public warrants to purchase 7,666,667 shares of Common Stock, with an exercise price of $11.50 per share.

During the year ended December 31, 2020, the Company issued 4,995,584 shares of Common Stock pursuant to the exercise of warrants which resulted in cash proceeds to the Company of $884. As of December 31, 2020 and 2019, the Company had warrants outstanding to purchase 12,149,117 and 5,269,204 shares of Common Stock, respectively.

Subsequent to the year ended December 31, 2020, 243,000 Legacy XL Warrants were exercised, which resulted in the issuance of 233,555 shares of the Company’s common stock, in a cashless exercise. Also, after December 31, 2020, 7,441,020 public warrants were exercised, which resulted in the issuance of 7,441,020 shares of the Company’s Common Stock, generating cash proceeds of $85,543.

A summary of the warrant activity for the year ended December 31, 2020 was as follows:

Warrants	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2019	5,091,970	$0.26
Private Warrants assumed in connection with the Merger	4,233,333	1.50
Public Warrants assumed in connection with the Merger	7,666,667	11.50
Issued	177,229	0.70
Exercised	(5,020,082)	0.34
Outstanding at December 31, 2020	12,149,117	$7.80
Exercisable at December 31, 2020	12,149,117	$7.80

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 14. Share-Based Compensation Expense

During the years ended December 31, 2020 and 2019, the Company issued 2,738,912 and 4,923,549 options, respectively, to certain employees which will vest over a period of one to four years. The weighted-average grant date fair value of stock options awarded during the years ended December 31, 2020 and 2019, as determined by the Black-Scholes option pricing model, was $0.90 and $0.63, respectively.

Share-based compensation expense for the years ended December 31, 2020 and 2019 was $978 and $208, respectively. As of December 31, 2020, there was $4,857 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 3.9 years.

Stock Options

A summary of stock option award activity for the year ended December 31, 2020 was as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2019	10,087,294	$0.25	7.4
Granted	2,738,912	1.76
Exercised	(488,860)	0.24
Cancelled or forfeited	(1,362,124)	0.74
Outstanding at December 31, 2020	10,975,222	$0.57	7.6
Exercisable at December 31, 2020	5,518,767	$0.25	6.4

The aggregate intrinsic value of stock options exercised in the years ended December 31, 2020 and 2019 was $3,336 and $1,676 as determined on the date of exercise. Cash received from options exercised for the years ended December 31, 2020 and 2019 was $114 and $10, respectively.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 14. Share-Based Compensation Expense, continued

Restricted Stock Awards

The Company awarded two directors each 223,166 shares of the Company’s Common stock on June 14, 2019. On September 15, 2020, the award was amended such that the award would vest upon the expiration of the lock up period for XL Fleet employees established in connection with the merger. This amendment did not impact the fair value of the award.

The Company awarded four employees an aggregate of 25,309 restricted shares of the Company’s Common Stock during the year ended December 31, 2020. These restricted shares were fully vested upon issuance.

The fair value of restricted stock awards is estimated by the fair value of the Company’s Common Stock at the date of grant. Restricted stock activity during year ended at December 31, 2020 was as follows:

	Number of shares	Weighted-average grant-date fair value per share

Non-vested, at beginning of period	446,332	$0.24
Granted	25,309	9.21
Vested	(25,309)	9.21
Cancelled or forfeited	-	-
Non-vested, at end of period	446,332	$0.24

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 15. Income Taxes

Net deferred income tax assets consist of the following components as of December 31, 2020 and 2019:

	2020	2019
Deferred tax assets (liabilities):
Net operating loss carryforwards	$20,898	$15,239
Tax credit carryforwards	1,341	1,341
Reserves	456	308
Share-based compensation	172	308
Depreciation and amortization	(54)	(16)
Other	89	91

Total deferred tax assets	22,902	17,271
Less valuation allowance	(22,902)	(17,271)

Net deferred tax assets (liabilities)	$-	$-

The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax basis of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse.

The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. For the years ended December 31, 2020 and 2019, no liability for unrecognized tax benefits was required to be reported.

The Company has provided a full valuation allowance against its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss cannot be sufficiently assured. Management of the Company has evaluated the positive and negative evidence bearing upon the reliability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. During 2020, the Company increased its valuation allowance by $5,564.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 15. Income Taxes, continued

The Company has federal and state net operating loss carryforwards of approximately $80,629 and $27,490, respectively. $31,633 of the federal net operating loss carryforward will expire at various dates commencing on 2029 and through 2037 and $48,996 were generated between the years ended December 31, 2018 and 2020 and have an indefinite life. At December 31, 2020, the Company has federal and state tax credits of approximately $953 and $492, respectively. These federal and state tax credits are available to reduce future taxable income and expire at various dates commencing 2026 through 2039. Utilization of the NOLs and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not determined whether an ownership change under section 382 has occurred or whether such limitation exists.

Note 16. Related Party Transactions

Operating lease: In March 2012, the Company entered into a noncancelable lease agreement for office, research and development, and vehicle development and installation facilities with an investor of the Company. The lease term through February 29, 2022. The lease includes a rent escalation clause, and rent expense is being recorded on a straight-line basis.

Rent expense under the operating lease for the years ended December 31, 2020 and 2019 was $235.

Future minimum lease payments for this lease for the year ending December 31 are as follows:

2021	235
2022	39

$274

Note 17. Commitments and Contingencies

Operating leases: In January 2015, the Company entered into a noncancelable lease agreement for warehouse, research and development, and vehicle development and installation facilities in Quincy, Illinois through December 31, 2020.

In December 2019, the Company signed a noncancelable lease agreement for office, warehouse, research and development, and distribution facilities in California through February 2025.

The Company entered into a noncancelable lease agreement in Michigan for offices, prototype testing, and research and development through February 2024.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 17. Commitments and Contingencies, continued

Future minimum lease payments for these operating leases for the years ending December 31 are as follows:

2021	$791
2022	606
2023	582
2024	462
2025	74
Thereafter	-

$2,515

See Note 16 for related-party operating lease commitment.

Legal proceedings: The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business, including proceedings relating to product liability, intellectual property, safety and health, employment and other matters. Management believes that the outcome of such legal proceedings, legal actions and claims will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

On March 8, 2021, a putative class action complaint was filed in federal district court for the Southern District of New York (Suh v. XL Fleet Corp., et al., Case No. 1:21-cv-02002) against the Company and certain of its current officers and directors. (the “Suh Complaint”). On March 12, 2021, a second putative class action complaint was filed in federal district court for the Southern District of New York (Kumar v. XL Fleet Corp., et al., Case No. 1:21-cv-02171) against the Company and certain of its current officers and directors (the “Kumar Complaint”). Both the Suh Complaint and the Kumar Complaint allege that certain public statements made by the defendants between October 2, 2020 and March 2, 2021 violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company believes that the allegations asserted in the Suh Complaint and Kumar Complaint are without merit, and the Company intends to vigorously defend both lawsuits. There can be no assurance, however, that the Company will be successful. At this time, the Company is unable to estimate potential losses, if any, related to either lawsuit.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 18. Net Loss Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the years ended December 31, 2020, and 2019:

	2020	2019
Numerator:
Net loss	$(25,591)	$(14,901)

Denominator:
Weighted average shares outstanding, basic and diluted	84,565,448	79,823,065

Net loss per share, basic and diluted	$(0.30)	$(0.19)

The Company’s contingently convertible notes payable did not meet the condition to be converted to Common Stock as of December 31, 2020 and 2019. Additionally, the Company’s contingently issuable unvested restricted stock did not meet the performance based vesting condition as of December 31, 2020 and 2019.

Potential dilutive securities, which include stock options, convertible preferred stock and warrants have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.

The number of shares underlying outstanding stock options and warrants:

	2020	2019

Stock options	10,975,222	10,087,294
Warrants	12,149,117	5,849,164
Total	23,124,339	15,936,458

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 19. Retirement Plan

The Company has adopted a 401(k) plan to provide all eligible employees a means to accumulate retirement savings on a tax-advantaged basis. The 401(k) plan requires participants to be at least 21 years old. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. Plan participants may make before tax elective contributions up to the maximum percentage of compensation and dollar amount allowed under the Internal Revenue Code. Participants are allowed to contribute, subject to IRS limitations on total annual contributions from 1% to 90% of eligible earnings. The plan provides for automatic enrollment at a 3% deferral rate of an employee’s eligible wages. The Company provides for safe harbor matching contributions equal to 100% on the first 3% of an employee’s eligible earnings deferred and an additional 50% on the next 2% of an employee’s eligible earnings deferred. Employee elective deferrals and safe harbor matching contributions are 100% vested at all times.