Form 10-K/A
period 2020-12-31
XL Fleet Corp.
filed 2021-05-17
CIK 1772720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange of $10.15 per share as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $233.5 million.

As of May 13, 2021, 139,126,999 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission by April 29, 2021 are incorporated by reference into Part III of this report.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A" and together with the Original Filing (as defined below), the “Amended Annual Report”) amends and restates certain items noted below in the Annual Report on Form 10-K of XL Fleet Corp. (the “Company”) for the fiscal years ended December 31, 2020 and 2019, as originally filed with the Securities and Exchange Commission on March 31, 2021 (the “Original Filing”) to restate our financial statements and related footnote disclosures as of and for the year ended December 31, 2020. See Note 2—Restatement of Previously Issued Financial Statements, in the accompanying audited consolidated financial statements in this Form 10-K/A, for additional information. Refer also to the section "Items Amended in this Annual Report on Form 10-K/A" below for additional changes made to the Amended Annual Report.

Restatement Background

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). The SEC Statement clarified guidance for all SPAC-related companies regarding the accounting and reporting for their warrants that could result in the warrants issued by SPACs being classified as a liability measured at fair value, with non-cash fair value adjustments recorded in earnings at each reporting period.

In December 2020, in connection with the Business Combination (as defined below), we assumed 7,666,667 warrants (the “Public Warrants”) issued in connection with Pivotal’s Initial Public Offering (the “IPO”), and 4,233,333 warrants (the “Private Placement Warrants”), originally issued in a private placement in connection with the IPO, and together, the (“Warrants”). The Company previously accounted for the Warrants as components of equity within our financial statements. The Company initially evaluated the accounting for its Warrants and believed its positions to be appropriate at that time. The views expressed in the SEC Statement were not consistent with our historical interpretation of certain specific provisions of the Warrants and our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic ASC 815-40, Derivatives and Hedging- Contracts in Entity’s Own Equity (“ASC 815-40”) to the Warrants. We reassessed our accounting for the Warrants in light of the SEC Statement. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value on the date of the Business Combination, with subsequent changes in non-cash fair value reported in our Consolidated Statement of Operations at each reporting period.

On May 7, 2021, the Company’s management and the audit committee of the Company’s Board of Directors (the “Audit Committee”) concluded that it is appropriate to restate the Company’s previously issued audited financial statements as of and for the year ended December 31, 2020, (the “Relevant Period”), which were included in the Original Filing. Considering such restatement, the Company concluded that such audited financial statements should no longer be relied upon. This Amendment includes the restated audited financial statements for the Relevant Period.

Effects of Restatement

As a result of the factors described above, the Company has included in this Amendment: restatement of certain items included in the previously issued consolidated financial statements as of December 31, 2020, and for the year ended December 31, 2020, that were previously reported in the Original Filing. Based on the restatement, the Original Filing reflected the following non-cash items:

●	understatement of liabilities by approximately $143.3 million as of December 31, 2020;

●	overstatement of additional paid-in capital by approximately $108.3 million as of December 31, 2020;

●	understatement of accumulated deficit by approximately $35.0 million as of December 31, 2020;

●	understatement of net loss by approximately $35.0 million for the year ended December 31, 2020; and

●	understatement of basic and diluted net loss per share of $0.42 for the year ended December 31, 2020.

The restatement of the financial statements had no impact on the Company’s liquidity or cash position.

See Note 2 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Amendment for additional information on the restatement and the related financial statement effects.

Items Amended in this Annual Report on Form 10-K/A

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-K/A amends and restates only the following financial statements and disclosures that were impacted from the correction:

●	Part I, Item 1A – Risk Factors (but only the Risk Factors specified below)

●	Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part II, Item 8 - Financial Statements and Supplementary Data

●	Part II, Item 9A - Controls and Procedures

●	Part IV, Item 15 - Exhibits and Financial Statement Schedules

●	Signatures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2) and the Company’s independent registered public accounting firm has provided a new consent dated the date of this filing (Exhibit 23.1).

The Risk Factors that have been amended are:

Risks Related to our Business and Industry - We have identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences.

General Risk Factors - Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

General Risk Factors - We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

General Risk Factors - We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Except as described above, no other changes have been made to the Original Filing. This Form 10-K/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing, or modify or update any disclosures that may have been affected by subsequent events.  Accordingly, this 10-K/A should be read in conjunction with the Company’s other filings with the SEC subsequent to the date of the Original Filing.

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

We incurred a net loss of approximately $60.6 million and $14.9 million for the years ended December 31, 2020 and 2019, respectively. We believe that we will continue to incur operating and net losses until at least such time in the future as our annual revenue reaches over $200 million, which may occur later, or not at all. We have an established customer base and product line and our potential profitability is dependent upon the continued successful development and successful commercial acceptance of our electrified powertrain solutions, which may occur later than anticipated, if at all. Our potential profitability is further contingent on the reduction in product system costs, which also may occur later than anticipated, if at all.

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

In the course of preparing the financial statements for the year ended December 31, 2019 and 2020, we identified material weaknesses in internal control over financial reporting, which relate to the accounting for equity instruments, in addition to insufficient technical accounting resources and lack of segregation of duties. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. These deficiencies could result in misstatements to our financial statements that would be material and would not be prevented or detected on a timely basis.

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

General Risk Factors

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 7,666,667 public warrants and 4,233,333 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our consolidated balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

As discussed under “Risks Related to Owning Our Securities – The Price of our Common Stock may be volatile,” the price of our Common Stock may fluctuate. The volatility of the Common Stock directly impacts the fair value of the Warrants; hence, continued volatility in the price of our Common Stock could result in a corresponding volatility in the fair value of the liability associated with the Warrants.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, on April 22, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the year ended December 31, 2020 (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, after consultation with our independent registered public accounting firm, we concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-K/A, we have no knowledge of any such litigation or dispute, other than those related to the matters described under the heading “Business – Legal Proceedings”. However, we can provide no assurance that additional litigation or disputes will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

Item 3. Legal Proceedings.

 For a description of our material pending legal proceedings, see Legal Proceedings in Note 18, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K and incorporated herein by reference.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 2 to our financial statements entitled “Restatement of Previously Issued Financial Statements”. For further detail regarding the restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”

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

While we still believe that we have increasing sales opportunities for the full year 2021, we expect sales for the first quarter of 2021 will be less than they were in the first quarter of 2020 and we believe it will increase in the second quarter, with a greater increase expected in the third and fourth quarters, based on the sales pattern we saw drive our third and fourth quarter performance for fiscal year 2020.

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

Other Income (Expense), Net

Other income and expense consists of interest expense net of interest income, loss on extinguishment of debt, change in the fair value of warrant liabilities and change in the fair value of convertible notes payable derivative liabilities.

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

The consolidated statements of operations for the years ended December 31, 2020 and 2019 are presented below:

	Years Ended December 31,		$	%
	2020	2019	Change	Change
	(restated)		(restated)	(restated)
(In thousands, except per share and share amounts)
Revenues	$20,338	$7,215	13,123	181.9
Cost of revenues	17,594	8,075	9,519	117.9
Gross profit	2,744	(860)	3,604	419.1
Operating expenses:
Research and Development	4,445	2,874	1,571	54.7
Selling, general and admin expenses	13,593	9,835	3,758	38.2
Loss from operations	(15,294)	(13,569)	(1,725)	12.7
Other (income) expense:
Interest expense, net	6,370	2,151	4,219	196.1
Loss on extinguishment of debt	1,038	—	1,038	—
Change in fair value of warrant liabilities	35,015	—	35,015	—
Change in fair value of convertible notes payable derivative liabilities	2,889	(819)	3,708	452.7
Net loss	$(60,606)	$(14,901)	(45,705)	306.7

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

Other Income (Expense), Net

Interest expense, net increased by $4.2 million, or 196.1%, to $6.4 million in the year ended December 31, 2020 from $2.2 million for the year ended December 31, 2019 primarily due to the increase in the amount of convertible debt incurred in February 2020, the increase in the amount of the term loan with Silicon Valley Bank in late 2019, the draw-down in August 2020 on our revolving line of credit and the conversion of the convertible debt in December of 2020 which resulted in the accelerated amortization of the debt discount. We incurred a loss on extinguishment of $1.0 million in connection with the amendment of certain convertible notes. Specifically, during February of 2020, we entered into amendments to the agreements with certain note holders to extend the maturities of $10.0 million in face value of convertible notes to February 2021. We computed the discounted cash flows from these convertible notes as of the date of the amendment, both before and after the amendment. We determined that there was a greater than 10% change in the present value of these cash flows, and as such, the amendment qualified as an extinguishment. Pursuant to the relevant accounting guidance, we recorded a loss on extinguishment of debt of $1.0 million. The change in fair value of warrant liabilities of $35.0 million for the year ended December 31, 2020 was on account of an increase in the fair value of our common stock. The change in fair value of convertible notes payable derivative liabilities of $2.9 million for the year ended December 31, 2020 was principally on account of an increase in the fair value of our Common Stock.

Liquidity and Capital Resources

As of December 31, 2020, we had working capital of $336.2 million, including cash and cash equivalents of $329.8 million. We incurred a net loss of $60.6 million for the year ended December 31, 2020 which was impacted by a charge of $35.0 million for the change in fair value of warrant liabilities and a net loss of $14.9 million for the year ended December 31, 2019.

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

Cash Flows Used in Operating Activities

The net cash used in operating activities for the year ended December 31, 2020 was $19.9 million which consisted of a net loss of $60.6 million and increases in accounts receivable of $9.4 million, increases in inventory of $1.3 million and an increase of prepaid expenses and other current assets of $1.3 million. These uses of cash were offset by noncash items in the aggregate of $46.0 million and increases in accounts payable of $3.8 million, and accrued expenses and other current liabilities of $2.8 million. The net cash used in operating activities for the year ended December 31, 2019 was $11.6 million which consisted of a net loss of $14.9 million, offset principally by a decrease of $2.61 million in accounts receivable. The period over period increase in cash used in operating activities was principally due to an increase in the net loss.

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

While our significant accounting policies are described in the notes to our historical financial statements included elsewhere in this Amended Annual Report (see Note 3 in the accompanying audited consolidated financial statements ), we believe that the following accounting policies require a greater degree of judgment and complexity: revenue recognition, business combinations and convertible notes derivative accounting. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Warrant liabilities: We account for the warrants which we assumed in connection with our Business Combination in accordance with ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Emerging Growth Company Status

We will be an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”). Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We may elect not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time we are no longer considered to be an emerging growth company. At times, we may elect to early adopt a new or revised standard. See Note 3 of the accompanying audited consolidated financial statements for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the years ending December 31, 2020 and 2019.

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

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-40 which appear at the end of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020.

Based on this evaluation, including the presence of material weaknesses as discussed below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020.

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

In the course of preparing the Company’s financial statements, we have identified material weaknesses in internal control over financial reporting, which relate to insufficient technical accounting resources and lack of segregation of duties. Furthermore, subsequent to the filing of our Annual Report on Form 10-K, on March 31, 2021, management, including our Chief Executive Officer and Chief Financial Officer, identified a material weakness in internal controls related to the accounting for warrants assumed in connection with our Business Combination, as described in Note 2 to the Notes to Consolidated Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

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

Notwithstanding the identified material weaknesses, management believes that the consolidated financial statements included in this Annual Report on Form 10-K/A present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods present in accordance with U.S. GAAP.

This Annual Report on Form 10-K/A does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this Annual Report on Form 10-K.

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

1. The following financial statements of XL Fleet Corp. and Report of Marcum LLP, Independent Registered Public Accounting Firm, are included in this report:

2. List of financial statement schedules:

All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits.

Exhibit No.	Description	Included	Form	Filing Date
2.1*+	Agreement and Plan of Reorganization, dated as of September 17, 2020, by and among Pivotal Investment Corporation II, PIC II Merger Sub Corp. and XL Hybrids, Inc.	By Reference	S-4/A	December 4, 2020
3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	8-K	December 23, 2020
3.2	Amended and Restated Bylaws.	By Reference	8-K	December 23, 2020
4.1	Specimen Common Stock Certificate.	By Reference	8-K	December 23, 2020
4.2	Specimen Warrant Certificate.	By Reference	8-K	December 23, 2020
4.3	Warrant Agreement, dated as of July 11, 2019, between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	8-K	July 16, 2019
4.4	Warrant Agreement, dated as of September 29, 2017, between XL Hybrids, Inc. and MOTIV Partners LLC.	By Reference	10-K	March 31, 2021
4.5	Amendment to Warrant Agreement, dated as of December 15, 2020, between XL Hybrids, Inc. and MOTIV Partners LLC.	By Reference	10-K	March 31, 2021
4.6	Description of Registered Securities	By Reference	10-K	March 31, 2021
10.1†	Supply Agreement, dated as of July 19, 2019, by and between XL Hybrids, Inc. and Parker-Hannifin Corporation.	By Reference	S-4/A	November 10, 2020
10.2#	Employment Agreement, dated as of September 30, 2019, by and between XL Hybrids, Inc. and Dimitri N. Kazarinoff.	By Reference	S-4	October 2, 2020
10.3#	XL Hybrids, Inc. 2010 Equity Incentive Plan, including form of stock option agreement and form of restricted stock agreement.	By Reference	S-4	October 2, 2020
10.4	Form of Subscription Agreement.	By Reference	8-K	September 18, 2020
10.5	Registration Rights Agreement.	By Reference	S-4	October 2, 2020
10.6	Lock-Up Agreement.	By Reference	S-4	October 2, 2020
10.7	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.	By Reference	S-1	June 13, 2019
10.8	XL Fleet Corp. 2020 Equity Incentive Plan.	By Reference	10-K	March 31, 2021

Exhibit No.	Description	Included	Form	Filing Date
10.9	XL Fleet Corp. 2020 Equity Incentive Plan Form of Stock Option Agreement.	By Reference	8-K	December 23, 2020
10.10	XL Fleet Corp. 2020 Equity Incentive Plan Form of Restricted Stock Unit Agreement.	By Reference	8-K	December 23, 2020
10.11	Form of Indemnification Agreement between the Registrant and each officer and director.	By Reference	8-K	December 23, 2020
14	Amended and Restated Corporate Code of Conduct and Ethics and Whistleblower Policy.	By Reference	8-K	December 23, 2020
21	Subsidiaries of the Registrant.	By Reference	8-K	December 23, 2020
23.1*	Consent of Marcum LLP, independent registered public accounting firm	Herewith
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32.1^*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
32.2^*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
101.INS*	XBRL Instance Document	Herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Herewith
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Herewith
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Herewith
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Herewith
104	Cover Page Interactive Data File	Herewith

*	Filed herewith
*+	Schedule and exhibits to this exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
†	Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
#	Indicates management contract or compensatory plan or arrangement.
^

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary.

Not applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

XL FLEET CORP.

Date: May 17, 2021	By:	/s/ Dimitri N. Kazarinoff
	Name:	Dimitri N. Kazarinoff
	Title:	Chief Executive Officer
(Principal Executive Officer)

XL FLEET CORP.

Date: May 17, 2021	By:	/s/ Cielo Hernandez
	Name:	Cielo Hernandez
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer )

Person	Capacity	Date

/s/ Dimitri N. Kazarinoff	Chief Executive Officer	May 17, 2021
Dimitri N. Kazarinoff	(Principal Executive Officer)

/s/ Cielo Hernandez	Chief Financial Officer	May 17, 2021
Cielo Hernandez	(Principal Financial Officer and Principal Accounting Officer )

/s/ Thomas J. Hynes, III	President and Director	May 17, 2021
Thomas J. Hynes, III

/s/ Debora M. Frodl	Director and Chair of the Board	May 17, 2021
Debora M. Frodl

/s/ Declan P. Flanagan	Director	May 17, 2021
Declan P. Flanagan

/s/ Kevin Griffin	Director	May 17, 2021
Kevin Griffin

/s/ Christopher Hayes	Director	May 17, 2021
Christopher Hayes

/s/ Jonathan J. Ledecky	Director	May 17, 2021
Jonathan J. Ledecky

/s/ Niharika Ramdev	Director	May 17, 2021
Niharika Ramdev

/s/ Sarah Sclarsic	Director	May 17, 2021
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

Restatement of 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the year then ended have been restated.

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

Melville, NY

March 31, 2021, except for the effects of the restatement discussed in Note 2 as to which the date is May 17, 2021.

XL Fleet Corp.

Consolidated Balance Sheets

December 31, 2020 and December 31, 2019

(In thousands, except share and per share amounts)	2020	2019
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$329,641	$3,386
Restricted cash	150	150
Accounts receivable	10,559	1,159
Inventory, net	3,574	2,240
Prepaid expenses and other current assets	1,396	146
Total current assets	345,320	7,081
Property and equipment, net	579	840
Intangible assets, net	593	809
Goodwill	489	489
Other assets	32	30
Total assets	$347,013	$9,249
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Current portion of long-term debt, net of debt discount and issuance costs	$110	$1,435
Subordinated convertible promissory notes	-	9,102
Convertible debt derivative liability	-	1,349
Accounts payable	4,372	549
Accrued expenses and other current liabilities	4,601	3,054
Total current liabilities	9,083	15,489
Long-term debt, net of current portion	98	1,849
Deferred revenue	305	133
Contingent consideration	924	1,101
New market tax credit obligation(1)	4,412	4,377
Warrant liabilities	143,295	–
Total liabilities	158,117	22,949

Commitments and contingencies (Note 18)

Stockholders’ equity (deficit)

Common stock, $0.0001 par value; 350,000,000 and 130,000,000 shares authorized at December 31, 2020 and 2019, respectively; 131,365,254 and 80,400,727 issued and outstanding at December 31, 2020 and 2019, respectively	13	8
Additional paid-in capital	317,084	53,887
Accumulated deficit	(128,201)	(67,595)
Total stockholders’ equity (deficit)	188,896	(13,700)
Total liabilities and stockholders’ equity (deficit)	$347,013	$9,249

(1)	Held by variable interest entity

See notes to consolidated financial statements.

XL Fleet Corp.

Consolidated Statements of Operations

For the Years Ended December 31, 2020 and 2019

(In thousands, except per share and share amounts)	2020	2019
	(Restated)

Revenues	$20,338	$7,215
Cost of revenues	17,594	8,075
Gross profit	2,744	(860)
Operating expenses:
Research and development	4,445	2,874
Selling, general, and administrative expenses	13,593	9,835
Loss from operations	(15,294)	(13,569)
Other (income) expense:
		-
Interest expense, net	6,370	2,151
Loss on extinguishment of debt	1,038	-
Change in fair value warrant liabilities	35,015	-
Change in fair value of convertible notes payable derivative liabilities	2,889	(819)
Net loss	$(60,606)	$(14,901)
Net loss per share, basic and diluted	$(0.72)	$(0.19)
Weighted-average shares outstanding, basic and diluted	84,565,448	79,823,065

See notes to consolidated financial statements.

XL Fleet Corp.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2020 and 2019

(In thousands, except share amounts)			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2020	80,400,727	$8	$53,887	$(67,595)	$(13,700)
Exercise of stock options	488,625	-	114	-	114
Exercise of warrants	4,995,584	-	884	-	884
Stock-based compensation expense	-	-	978	-	978
Conversion of convertible debt	1,715,918	-	17,446	-	17,446
Issuance of restricted stock	25,309	-	-	-	-
PIC shares recapitalized, net of issuance costs and the fair value of warrant liabilities (Restated)	28,739,091	3	98,886	-	98,889
Shares issued in offering, net of issuance costs	15,000,000	2	144,889	-	144,891
Net loss (Restated)	-	-	-	(60,606)	(60,606)

Balance at December 31, 2020 (Restated)	131,365,254	$13	$317,084	$(128,201)	$188,896

			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2019	79,451,338	$8	$53,522	$(52,684)	$846
Issuance of restricted stock	446,333	-	-	-	-
Exercise of stock options	44,154	-	10	-	10
Issuance of stock in asset acquisition	458,902	-	109	-	109
Issuance of warrants	-	-	38	-	38
Stock-based compensation expense	-	-	208	-	208
Stockholder distribution	-	-	-	(10)	(10)
Net loss	-	-	-	(14,901)	(14,901)

Balance at December 31, 2019	80,400,727	$8	$53,887	$(67,595)	$(13,700)

See notes to consolidated financial statements.

XL Fleet Corp.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020 and 2019

(Restated)

(In thousands)	2020	2019
	(Restated)
Operating activities:
Net loss	$(60,606)	$(14,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of warrant liabilities	35,015	-
Stock-based compensation	978	208
Bad debt expense	-	22
Depreciation and amortization expense	622	319
Contingent consideration	796	80
Fair value change of derivative liability	2,889	(819)
Loss on extinguishment of debt	1,038	-
Debt discount	4,629	1,598
Changes in operating assets and liabilities:
Accounts receivable	(9,400)	2,610
Inventory, net	(1,334)	215
Prepaid expenses and other current assets	(1,250)	260
Other assets	(2)	283
Accounts payable	3,823	(1,089)
Accrued expenses and other current liabilities	2,749	(450)
Deferred revenue	172	113
Net cash used in operating activities	(19,881)	(11,551)
Investing activities:
Purchases of property and equipment	(145)	(28)
Net cash used in investing activities	(145)	(28)
Financing activities:
Proceeds from the issuance of subordinated convertible promissory notes	8,100	10,000
Repayments to the issuance of subordinated convertible promissory notes	(11,250)	-
Proceeds from paycheck protection program	1,100	-
Repayments to paycheck protection program	(1,100)	-
Proceeds from debt	-	2,500
Repayments of debt	(3,177)	(496)
Repayment of contingent consideration	(450)	-
Repayments of revolving line of credit	(2,500)	(2,612)
Proceeds from revolving line of credit	2,500	-
Proceeds from recapitalization of PIC shares, net of issuance costs	207,169	-
Proceeds from issuance of common stock, net of issuance costs	144,891	-
Payment of issuance costs in connection with term loans and revolving line of credit	-	(184)
Proceeds from exercise of stock options	114	10
Stockholder distribution	-	(10)
Proceeds from exercise of warrants	884	-
Net cash provided by financing activities	346,281	9,208
Net increase/(decrease) in cash and cash equivalents and restricted cash:	326,255	(2,371)
Cash and cash equivalents and restricted cash, beginning of period	3,536	5,907
Cash, cash equivalents, and restricted cash at end of year	$329,791	$3,536
Supplemental disclosure of cash flow information:
Cash paid for interest	$389	$-
Supplemental disclosures of noncash investing and financing information:
Issuance of warrants	$-	$38
Initial measurement of warrants assumed in connection with the Business Combination accounted for as liabilities	$108,280	$-
Contingent and deferred consideration issued in connection with business combination	$-	$1,650
Issuance of stock in asset acquisition	$-	$109
Issuance costs in accrued expenses	$-	$25
Conversion of convertible debt	$17,446	$-
Retrospective recapitalization of stockholders’ equity	$51,005
Reduce derivative liability for extinguishment of convertible notes payable	$(1,349)	$-
Increase derivative liability for issuance of convertible notes payable	$5,637	$-
Reduce derivative liability for the conversion and repayment of the convertible notes payable	$(8,526)	$-

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

Merger and Organization: On December 21, 2020 (the “Closing Date”), privately held XL Hybrids, Inc., a Delaware corporation, (“Legacy XL”) consummated the merger pursuant to that certain Agreement and Plan of Reorganization, dated as of September 17, 2020 (the “Merger Agreement”), by and among Pivotal Investment Corporation II (“Pivotal”), PIC II Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of Pivotal (“Merger Sub”), and Legacy XL. Pursuant to the terms of the Merger Agreement, a business combination between Legacy XL and Pivotal was effected through the merger of Merger Sub with and into Legacy XL, with Legacy XL surviving as a wholly-owned subsidiary of Pivotal (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). On the Closing Date, and in connection with the closing of the Business Combination (the “Closing”), Pivotal Investment Corporation II changed its name to XL Fleet Corp. (“XL Fleet Corp.”) (See Note 4).

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

Note 1. Organization, Description of Business and Liquidity, continued

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

Note 2. Restatement of Previously Issued Financial Statements

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers, which terms are similar to those contained in the warrant agreement dated as of July 11, 2019 (the “Warrant Agreement”), between Legacy XL and Pivotal, which was assumed by the Company on December 21, 2020 in connection with the Business Combination. The Warrant Agreement relates to 7,666,667 warrants (the “Public Warrants”) issued in connection with Pivotal’s Initial Public Offering (the “IPO”), and 4,233,333 warrants (the “Private Placement Warrants”), originally issued in a private placement in connection with the IPO, and together, (the “Warrants”) which are discussed in Note 4, Note 12 and Note 14. The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the Consolidated Balance Sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Consolidated Statements of Operations in the period of change.

The audit committee of the Company’s Board of Directors, in consultation with the Company’s management, and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s previously issued audited financial statements as of and for the year ended December 31, 2020, as previously reported in its Form 10-K, should no longer be relied upon based on the matters described above. As such, the Company is restating its consolidated financial statements as of and for the year ended December 31, 2020 included herein. The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the consolidated financial statements herein.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 2. Restatement of Previously Issued Financial Statements, continued

XL FLEET CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet as of December 31, 2020
Warrant liabilities	$–	$143,295	$143,295
Total liabilities	14,822	143,295	158,117
Additional paid-in capital	425,364	(108,280)	317,084
Accumulated deficit	(93,186)	(35,015)	(128,201)
Total stockholders’ equity	332,191	(143,295)	188,896

Consolidated Statement of Operations for the Year Ended December 31, 2020
Change in fair value of warrant liabilities	$–	$35,015	$35,015
Net loss	(25,591)	(35,015)	(60,606)
Basic and diluted weighted average shares outstanding	(0.30)	(0.42)	(0.72)

Consolidated Statement of Cash Flows for Year Ended December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(25,591)	$(35,015)	$(60,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	–	35,015	35,015
Non-Cash Investing and Financing Activities:
Initial measurement of warrants assumed in connection with the Business Combination accounted for as liabilities	–	108,280	108,280

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 3. Summary of Significant Accounting Policies

Basis of consolidated financial statement presentation: The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries and variable interest entities, for which the Company is the primary beneficiary. Because the Company holds certain rights that provide the power to direct the activities of variable interests that most significantly impact the VIE economic performance, as well as to potentially receive benefits or the obligation to absorb potentially significant losses, the Company has a controlling interest in such VIEs. See Note 10, “New Markets Tax Credit Financing,” for the discussion of financing arrangements involving certain entities that are variable interest entities that are included in these consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation.

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

Note 3. Summary of Significant Accounting Policies, continued

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, warrant liabilities, contingent consideration liability, term loan and revolver debt, convertible notes payable derivative liability, and convertible notes payable. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value because of the short-term nature of those instruments. The fair value of the Company’s revolving line of credit and term loan are based on current lending rates for similar borrowings, assuming the debt is outstanding through maturity, and considering the collateral and as a result approximate their fair values. The Company estimates the fair value of its convertible notes payable using level two and level three inputs by discounting the future cash flows using current interest rates at which it could obtain similar borrowings in consideration of the estimated enterprise value of the Company.

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

Refer to Note 4 for discussion of the Company’s 2020 business combination.

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

Warranties: The Company offers a limited warranty generally ranging from one to three years. The Company accrues the estimated cost of product warranties for unclaimed charges based on historical experiences and expected results. Should product failure rates and material usage costs differ from these estimates revisions to the estimated warranty liability would be required. The Company periodically assesses the adequacy of its recorded product warranty liabilities and adjusts the balances as required. Warranty expense is recorded as a component of cost of product revenue in the statements of operations. A provision for product warranties has been recorded at December 31, 2020 and 2019 (See Note 9). The Company incurred warranty expense of $1,205 and $368 for the years ended December 31, 2020 and 2019, respectively.

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

Warrant Liabilities: The Company accounts for the Warrants assumed in connection with its Business Combination in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the Warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement with changes in fair value recognized in the Statements of Operations in the period of change. See Note 12 for additional disclosure on warrant accounting.

Components of Equity: Upon the consummation of the Business Combination, the Company allocated the equity proceeds received using the with-and-without method. Under this method, the Company first allocated the Warrants based on their initial fair value measurement of $108,280 and then allocated the remaining proceeds, net of $29,915 of costs incurred in connection with the Business Combination, to additional paid-in-capital.

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

Note 4. Merger with Pivotal Investment Corporation II

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

In connection with the consummation of the Business Combination, each outstanding share of Pivotal’s Class A common stock, par value $0.0001 per share (“Pivotal Class A Common Stock”), including (a) any shares of Pivotal’s Class B common stock, par value $0.0001 per share (“Pivotal Class B Common Stock”) that were converted into Pivotal Class A Common Stock in connection with the Merger and (b) any Pivotal units that were separated into the component securities, including Pivotal Class A Common Stock in connection with the Merger, was converted into one share of Common Stock. On the Closing Date, a number of purchasers (each, a “Subscriber”) purchased from the Company an aggregate of 15,000,000 shares of Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $150,000,000, pursuant to separate subscription agreements (each, a “Subscription Agreement” and the financing, the “PIPE”). Pursuant to the Subscription Agreements, the Company gave certain registration rights to the Subscribers with respect to the PIPE Shares. The sale of PIPE Shares was consummated concurrently with the Closing of the Merger. The Company assumed private placement warrants to purchase 4,233,333 shares of common stock, with an exercise price of $11.50 per share, and public warrants to purchase 7,666,667 shares of common stock, with an exercise price of $11.50 per share (see Note 14).

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

Note 6. Revenue

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

Note 6. Revenue, continued

The following is a roll-forward of the Company’s accrued warranty liability:

	For the Years Ended December 31,
	2020	2019

Balance as of January 1	$1,009	$910
Accrual for warranties issued	912	415
Warranty charges	(186)	(316)
Balance as of December 31	$1,735	$1,009

The warranty liability is included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Note 7. Property and Equipment

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

Note 8. Intangibles

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

Note 9. Accrued Expenses and Other Current Liabilities

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

The transaction includes a put/call feature whereby, at the end of the seven-year NMTC compliance period, the Company may be obligated or entitled to repurchase U.S. Bank’s equity interest in the Investment Funds. The Company believes that U.S. Bank will exercise the put option in March 2022 at the end of the recapture period. The value attributable to the put/call is anticipated to be nominal. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company is required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. Non-compliance with applicable requirements could result in U.S. Bank’s projected tax benefits not being realized and, therefore, could require the Company to indemnify U.S. Bank for any loss or recapture of NMTCs related to the financing until such time as the obligation to deliver tax benefits is relieved. The Company does not anticipate any credit recapture will be required in connection with this financing arrangement.

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

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 10. New Markets Tax Credit Financing, continued

As such, the Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Fund, as a VIE, in accordance with the accounting standards for consolidation. Because the Company consolidates an entity from which it has an approximately $10,500 loan receivable and consolidates an entity to which it owes an approximately $15,000 loan payable, these two balances partially eliminate against each other in consolidation. The $4,995 in net proceeds received in exchange for the transfer of tax credits have been deferred and will be recognized when the tax benefits have been fully earned and delivered to U.S. Bank without risk of recapture. The Company anticipates recognizing the net cash received as income upon completion of the seven-year NMTC compliance period. U.S. Bank’s $4,995 contribution was initially recorded as restricted cash and its interest in the Investment Fund is included in other liabilities in the consolidated balance sheets.

During the years ended December 31, 2020 and 2019, the Company amortized $78 of debt issuance costs related to the NMTC. The unamortized balance of debt issuance costs as of December 31, 2020 and 2019 is $91 and $169, respectively.

Note 11. Debt

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

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 11. Debt, continued

The Company assessed these embedded features and determined that they were not considered clearly and closely related to the host notes, and met the definition of a derivative. Therefore, these embedded features were all required to be bifurcated from the notes and accounted for separately as a combined derivative liability. The Company estimated the fair value of the combined derivative liability which was recorded as a liability and as a discount net against the subordinated convertible notes. The Company was required to remeasure the combined derivative liability to its then fair value at each subsequent balance sheet date, through an adjustment to current earnings (see Note 12 for further details on the Company’s fair value measurements).

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

Note 12. Fair Value Measurements

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

Warrant liabilities: The Public Warrant liabilities are considered a Level 1 measurement, since the Public Warrants trade under the symbol XL.WS. The Private Placement Warrant liabilities are considered a Level 3 measurement due to the utilization of significant unobservable inputs in the valuation, which were based upon a Black-Scholes Valuation Model.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 12. Fair Value Measurements, continued

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of December 31, 2020
	Level I	Level II	Level III	Total

Liabilities:
Public Warrants	$62,100	$-	$-	$62,100
Private Placement Warrants	-	-	81,195	81,195
Contingent consideration	-	-	1,849	1,849

	Fair Value Measurements as of December 31, 2019
	Level I	Level II	Level III	Total

Liabilities:
Derivatives	$-	$-	$1,349	$1,349
Contingent consideration	-	-	1,503	1,503
Total liabilities	$-	$-	$2,852	$2,852

The following is a roll forward of the Company’s Level 3 instruments:

Balance, January 1, 2019	$-
Increase derivative liability for issuance of convertible notes payable	2,167
Increase contingent consideration in connection with Quantum business combination	1,421
Fair value adjustments- Derivatives	(819)
Fair value adjustments- Contingent consideration	83
Balance, December 31, 2019	$2,852
Reduce derivative liability for extinguishment of convertible notes payable	(1,349)
Increase derivative liability for issuance of convertible notes payable	5,637
Private Placement Warrants assumed in connection with the Business Combination	108,280
Fair value adjustments- Derivatives	2,889
Fair value adjustments- Contingent consideration	796
Fair value adjustments- Private Placement Warrants	35,015
Reduce derivative liability for conversion and repayment of convertible notes	(8,526)
Reduce contingent consideration for cash payment of a portion of obligation	(450)
Balance, December 31, 2020	$145,144

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 12. Fair Value Measurements, continued

Initial Measurement

The initial fair value for the Warrants was established based upon the December 21, 2020 fair value, which was as of the date the obligations for these warrant liabilities were assumed by the Company in connection with the Business Combination. The key inputs into the Black-Scholes model were as follows at the initial measurement at December 21, 2020 and at the mark-to-market measurements at December 31, 2020:

Input	Initial Measurement at December 21, 2020	Mark-to-Market Measurement at December 31, 2020
Risk-free rate	0.39%	0.36%
Remaining term in years	5.0	4.98
Expected volatility	95.7%	95.4%
Exercise price	$11.50	$11.50
Fair value of common stock	$19.54	$23.73

Note 13. Stockholders’ Equity

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

Note 14. Warrants

During the year ended 2020 and in connection with the merger, the Company assumed the private placement warrants to purchase 4,233,333 shares of Common Stock, with an exercise price of $11.50 per share, and public warrants to purchase 7,666,667 shares of Common Stock, with an exercise price of $11.50 per share.

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

Note 14. Warrants, continued

Subsequent to the year ended December 31, 2020, 243,000 Legacy XL Warrants were exercised, which resulted in the issuance of 233,555 shares of the Company’s common stock, in a cashless exercise. Also, after December 31, 2020, 7,441,020 public warrants were exercised, which resulted in the issuance of 7,441,020 shares of the Company’s Common Stock, generating cash proceeds of $85,543.

A summary of the warrant activity for the year ended December 31, 2020 was as follows:

Warrants	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2019	5,091,970	$0.26
Private Warrant liabilities assumed in connection with the Merger	4,233,333	11.50
Public Warrant liabilities assumed in connection with the Merger	7,666,667	11.50
Issued	177,229	0.70
Exercised	(5,020,082)	0.34
Outstanding at December 31, 2020	12,149,117	$11.28
Exercisable at December 31, 2020	12,149,117	$11.28

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

Stock Options

A summary of stock option award activity for the year ended December 31, 2020 was as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2019	10,087,296	$0.25	7.4
Granted	2,738,912	1.76
Exercised	(488,860)	0.24
Cancelled or forfeited	(1,362,124)	0.74
Outstanding at December 31, 2020	10,975,224	$0.57	7.6
Exercisable at December 31, 2020	5,518,767	$0.25	6.4

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

Note 16. Income Taxes

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

Note 16. Income Taxes, continued

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

Note 17. Related Party Transactions

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

Note 18. Commitments and Contingencies

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
$2,515

See Note 17 for related-party operating lease commitment.

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

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 19. Net Loss Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the years ended December 31, 2020, and 2019:

	2020	2019
Numerator:
Net loss	$(60,606)	$(14,901)

Denominator:
Weighted average shares outstanding, basic and diluted	84,565,448	79,823,065

Net loss per share, basic and diluted	$(0.72)	$(0.19)

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

Note 20. Retirement Plan

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