Form 10-Q
period 2021-03-31
XL Fleet Corp.
filed 2021-05-17
CIK 1772720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM           TO

Commission File Number 001-38971

XL Fleet Corp. (Exact name of Registrant as specified in its Charter)

Delaware	83-4109918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

145 Newton Street Boston, Massachusetts	02135
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 718-0329

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Shares of common stock, $0.0001 par value	XL	New York Stock Exchange

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

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that relate to future events or our future financial performance regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions of XL Fleet Corp.’s management team. Although XL Fleet Corp. believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, XL Fleet Corp. cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or similar expressions. The forward-looking statements are based on business plans prepared by, and are the responsibility of, XL Fleet Corp.’s management.

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our rapid growth may not be sustainable and depends on our ability to attract and retain customers;

●	our ability to recognize the anticipated benefits of the Business Combination described below, which may be affected by, among other things, competition and our ability to grow and manage growth profitably;

●	our financial and business performance, including financial projections and business metrics;

●	our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;

●	the implementation, market acceptance and success of our business model;

●	our ability to scale in a cost-effective manner;

●	developments and projections relating to our competition and industry;

●	our ability to realize the anticipated benefits of the acquisition of World Energy Efficiency Services, LLC or future acquisition targets;

●	the impact of health epidemics, including the novel coronavirus (“COVID-19”) pandemic, on our business and supply chain and the actions we may take in response thereto;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	our ability to obtain funding for our operations;

●	our business, expansion plans and opportunities; and

●	the outcome of any known and unknown litigation and regulatory proceedings.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are more fully described in Item 1A under the heading “Risk Factors.” and elsewhere in this Quarterly Report on Form 10-Q and the risk factors set forth in Part I, Item 1A Risk Factors, within our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021, as amended in our filing on Form 10-K/A filed with the SEC on May 17, 2021, which, as so amended, we refer to as the Annual Report. These factors are not exhaustive. Other sections of this Quarterly Report on Form 10-Q, such as the description of our business set forth in Item 1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 describe additional factors that could adversely affect the business, financial condition or results of operations of the XL Fleet Corp. and its consolidated subsidiaries. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to XL Fleet Corp. or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. XL Fleet Corp. undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

We were originally known as Pivotal Investment Corporation II, or Pivotal. On December 21, 2020, Pivotal consummated the merger of its wholly-owned subsidiary with and into XL Hybrids, Inc., pursuant to a Merger Agreement, among Pivotal, Pivotal’s subsidiary and XL Hybrids, Inc. (the “Business Combination”). In connection with the consummation of the Business Combination, Pivotal changed its name to XL Fleet Corp.

This report includes certain registered trademarks, including trademarks that are the property of the Company and its affiliates. This report also includes other trademarks, service marks and trade names owned by the Company or other persons. All trademarks, service marks and traded names included herein are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress, or products in this report is not intended to, and does not, imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.

ii

Part I - Financial Information

Item 1. Financial Statements

XL Fleet Corp.

Unaudited Condensed Consolidated Balance Sheets

March 31, 2021 and December 31, 2020

	March 31,	December 31,
(In thousands, except share and per share amounts)	2021	2020
		(audited)
Assets
Current assets:
Cash and cash equivalents	$404,132	$329,641
Restricted cash	150	150
Accounts receivable	7,572	10,559
Inventory, net	7,196	3,574
Prepaid expenses and other current assets	1,375	1,396
Total current assets	420,425	345,320
Property and equipment, net	1,880	579
Intangible assets, net	448	593
Right-of-use asset	4,224	-
Goodwill	489	489
Other assets	44	32
Total assets	$427,510	$347,013
Liabilities and stockholders' equity (deficit)
Current liabilities:
Current portion of long-term debt, net of debt discount and issuance costs	$88	$110
Accounts payable	3,063	4,372
Lease liability, current	757	-
Accrued expenses and other current liabilities	7,122	4,601
Total current liabilities	11,030	9,083
Long-term debt, net of current portion	80	98
Deferred revenue	305	305
Lease liability, non-current	3,479	-
Warrant liabilities	23,537	143,295
Contingent consideration	-	924
New market tax credit obligation(1)	4,428	4,412
Total liabilities	42,859	158,117

Commitments and contingencies (Note 10)

Stockholders' equity (deficit)
Common stock, $0.0001 par value; 350,000,000 shares authorized at March 31, 2021 and December 31, 2020; 139,105,704 and 131,365,254 issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	14	13
Additional paid-in capital	450,924	317,084
Accumulated deficit	(66,287)	(128,201)
Total stockholders' equity (deficit)	384,651	188,896
Total liabilities and stockholders' equity (deficit)	$427,510	$347,013

(1)	Held by variable interest entity

See notes to unaudited condensed consolidated financial statements.

XL Fleet Corp.

Unaudited Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
(In thousands, except per share and share amounts)	2021	2020
Revenues	$675	$1,232
Cost of revenues	1,391	1,284
Gross profit (loss)	(716)	(52)
Operating expenses:
Research and development	1,412	1,014
Selling, general, and administrative expenses	7,958	2,491
Loss from operations	(10,086)	(3,557)
Other (income) expense:
Interest expense, net	11	1,296
Loss on extinguishment of debt	-	1,038
Change in fair value of warrant liability	(72,005)	-
Change in fair value of convertible notes payable derivative liability	-	563
Other income	(6)	-
Net income (loss)	$61,914	$(6,454)
Net income (loss) per share, basic	$0.46	$(0.08)
Net income (loss) per share, diluted	$0.42	$(0.08)
Weighted-average shares outstanding, basic	135,575,145	82,165,241
Weighted-average shares outstanding, diluted	148,571,379	82,165,241

See notes to unaudited condensed consolidated financial statements.

XL Fleet Corp.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2021 and 2020

(In thousands, except share amounts)

	For the Three Months Ended March 31, 2021
			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2020	131,365,254	$13	$317,084	$(128,201)	$188,896
Exercise of warrants	233,555	-	-	-	-
Exercise of Public warrants	7,441,020	1	85,554	-	85,555
Settlement of warrant liability upon exercise of warrants	-	-	47,162	-	47,162
Settlement of warrant liability upon call of warrants	-	-	591	-	591
Proceeds from PIC shares recapitalization	-	-	75	-	75
Exercise of stock options	65,875	-	16	-	16
Stock-based compensation expense	-	-	442	-	442
Net Income	-	-	-	61,914	61,914

Balance at March 31, 2021	139,105,704	$14	$450,924	$(66,287)	$384,651

	For the Three Months Ended March 31, 2020
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2019	80,400,727	$8	$53,887	$(67,595)	$(13,700)
Exercise of warrants	2,584,637	-	34	-	34
Exercise of stock options	5,300	-	-	-	-
Stock-based compensation expense	-	-	52	-	52
Net loss	-	-	-	(6,454)	(6,454)

Balance at March 31, 2020	82,990,664	$8	$53,973	$(74,049)	$(20,068)

See notes to unaudited condensed consolidated financial statements.

XL Fleet Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
(In thousands)	2021	2020
Operating activities:
Net income (loss)	$61,914	$(6,454)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	442	52
Bad debt expense	144	-
Depreciation and amortization expense	219	56
Contingent consideration	14	-
Fair value change of derivative liability	(72,005)	563
Loss on extinguishment of debt	-	1,038
Change in operating right-of-use assets	9	-
Interest on finance leases	3	-
Debt discount	16	947
Changes in operating assets and liabilities:
Accounts receivable	2,843	220
Inventory, net	(3,622)	(163)
Prepaid expenses and other current assets	21	7
Other assets	(12)	(2)
Accounts payable	(1,309)	(118)
Accrued expenses and other current liabilities	1,361	(657)
Net cash used in operating activities	(9,962)	(4,511)
Investing activities:
Purchases of property and equipment	(1,104)	(94)
Net cash used in investing activities	(1,104)	(94)
Financing activities:
Proceeds from the issuance of subordinated convertible promissory notes	-	8,100
Repayments of debt	(40)	-
Repayments under financing leases	(49)	-
Proceeds from the exercise of warrants	-	34
Proceeds from recapitalization of PIC shares	75	-
Proceeds from exercise of stock options	16	-
Proceeds from exercise of Public Warrants	85,555	-
Net cash provided by financing activities	85,557	8,134
Net increase in cash and cash equivalents and restricted cash:	74,491	3,529
Cash and cash equivalents and restricted cash, beginning of period	329,791	3,536
Cash, cash equivalents, and restricted cash at end of year	$404,282	$7,065
Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$58
Supplemental disclosures of noncash investing and financing information:
Settlement of warrant liability upon exercise of Public Warrants	$47,162	$-
Settlement of warrant liability upon call of warrants	$591	$-
Reduce derivative liability for extinguishment of convertible notes payable	$-	$(1,349)
Increase derivative liability for issuance of convertible notes payable	$-	$5,638
Equipment financing	$271	$-

See notes to unaudited condensed consolidated financial statements.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 1. Organization and Description of Business

Description of Business: XL Fleet Corp. and its subsidiaries (“XL Fleet” or the “Company”) is a leading provider of fleet electrification solutions for commercial vehicles in North America, with over 4,300 electrified powertrain systems sold and driven over 150 million miles by over 200 fleets, as of March 31, 2021. XL Fleet’s vision is to become the world leader in fleet electrification solutions, with a mission of accelerating the adoption of fleet electrification systems through cost effective, customer tailored and comprehensive solutions.

Merger and Reorganization: On December 21, 2020 (the “Closing Date”), privately held XL Hybrids, Inc., a Delaware corporation, (“Legacy XL”) consummated the merger pursuant to that certain Agreement and Plan of Reorganization, dated as of September 17, 2020 (the “Merger Agreement”), by and among Pivotal Investment Corporation II (“Pivotal”), PIC II Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of Pivotal (“Merger Sub”), and Legacy XL. Pursuant to the terms of the Merger Agreement, a business combination between Legacy XL and Pivotal was effected through the merger of Merger Sub with and into Legacy XL, with Legacy XL surviving as a wholly-owned subsidiary of Pivotal (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). On the Closing Date, and in connection with the closing of the Business Combination (the “Closing”), Pivotal Investment Corporation II changed its name to XL Fleet Corp.

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

Consistent with the actions taken by governmental authorities, the Company has taken appropriately cautious steps to protect its workforce and support community efforts. As part of these efforts, and in accordance with applicable government directives, the Company initially implemented work from home policies where practical at its facilities in late March 2020. Effective March 31, 2021 all 76 employees have been working full-time from one of the 4 offices or from home. Approximately 30 to 40 employees spend the majority of their work time in one of the company’s offices in Boston, MA, Wixom, MI, Quincy, IL, or Foothill Ranch, CA. The balance of the employees have to date been able to effectively work their jobs remotely from their homes with limited disruptions. Current COVID-19 policies include universal facial covering requirements, rearranging facilities to follow social distancing protocols, employees self-screening before going into the office, enhanced cleaning procedures, and strict quarantine protocols for any suspected or confirmed employee cases. This includes universal facial covering requirements, rearranging facilities to follow social distancing protocols, ensuring employees update the company log to log in upon entering the building, conducting regular temperature checks and undertaking regular and thorough disinfecting of surfaces and tools. However, the COVID-19 pandemic and the continued precautionary actions taken related to COVID-19 have adversely impacted, and are expected to continue to adversely impact, its operations, its contractors and the automotive original equipment manufacturers.

The Company has experienced, and expects to continue to experience, reduced operations and production line shutdowns at vehicle OEMs due to COVID-19, limitations on travel by the Company’s personnel and personnel of the Company’s customers, and future delays or shutdowns of vehicle OEMs or the Company’s suppliers.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

Note 1. Organization and Description of Business, continued

The COVID-19 pandemic and the protocols and procedures the Company has implemented in response to the pandemic have caused some delays in operational activities. The full impact of the COVID-19 pandemic on its business and results of operations subsequent to March 31, 2021 will depend on future developments, such as the ultimate duration and scope of the outbreak and its impact on its operations and impact on its customers and industry partners.

Note 2. Summary of Significant Accounting Policies

Basis of consolidated financial statement presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries and variable interest entities, for which the Company is the primary beneficiary. Because the Company holds certain rights that provide the power to direct the activities of variable interests that most significantly impact the VIE economic performance, as well as to potentially receive benefits or the obligation to absorb potentially significant losses, the Company has a controlling interest in such VIEs. The Company reports its consolidated financial information as a single segment. All significant intercompany transactions have been eliminated in consolidation.

Use of estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of expenses during the reporting period. The Company’s most significant estimates and judgments involve deferred income taxes, valuation of share-based compensation, including the fair value of common stock, the valuation of warrant liability, and the valuation of business combinations, including the fair values and useful lives of acquired assets and assumed liabilities and the fair value of purchase consideration. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.

Concentration of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and trade receivables. At times, such cash may be in excess of the FDIC limit. At March 31, 2021 and December 31, 2020, the Company had cash in excess of the $250 federally insured limit. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

With respect to trade receivables, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited. As of March 31, 2021, one customer accounted for approximately 80% of accounts receivable. As of December 31, 2020, one customer accounted for approximately 82% of accounts receivable. For the three months ended March 31, 2021 and 2020, three customers and two customers accounted for approximately 79% and 70% of revenues, respectively.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

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

Restricted cash: Restricted cash held at both March 31, 2021 and December 31, 2020, consists of bank deposits required for a letter of credit which is reserved for the Company’s California lease.

Accounts receivable: Accounts receivable are stated at the gross invoice amount, net of an allowance for   doubtful accounts. The allowance for doubtful accounts is maintained at a level considered adequate to provide for potential account losses on the balance based on management’s evaluation of the anticipated impact of current economic conditions, changes in the character and size of the balance, past and expected future loss experience, among other pertinent factors. As of March 31, 2021 and December 31, 2020, the Company’s allowance for doubtful accounts was $144 and $0, respectively.

Inventory: Inventory is comprised of raw materials, work in process and finished goods. Inventory is stated at the lower of cost (determined using the weighted-average cost method) or net realizable value. Cost of raw material inventories include the purchase and related costs incurred in bringing the products to their present location and condition. The Company uses consistent methodologies to evaluate inventory for net realizable value and periodically reviews inventories for obsolescence and any inventories identified as slow moving or obsolete are initially reserved for and then written-off. As of March 31, 2021 and December 31, 2020, the Company’s inventory reserve for obsolescence was $215 and $58, respectively.

Fair value measurements: The Company follows the guidance in ASC Topic 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies, continued

An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

See Note 7 for additional information on assets and liabilities measured at fair value.

The Company believes its valuation methods are appropriate and consistent with other market participants, however the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, contingent consideration liability and warrant liability. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value because of the short-term nature of those instruments.

Prepaid expenses and other current assets: Prepaid expenses and other current assets include prepaid insurance, prepaid rent, and supplies, which are expected to be recognized or realized within the next 12 months.

Revenue: The Company’s revenue is primarily derived from the sales of hybrid electric powertrain systems. The Company’s products are marketed and sold to end-user fleet customers and channel partners in the United States and Canada. Sales of products and services are subject to economic conditions and may fluctuate based on changes in the industry, trade policies and financial markets.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies, continued

Revenue, continued:

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

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

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

Share-based compensation: The Company accounts for its share-based compensation awards in accordance with ASC Topic 718, Compensation-Stock Compensation. The Company issues stock-based awards to acquire common stock to employees, directors and non-employee consultants. Awards issued under the Company’s stock-based compensation plans include stock options and restricted stock awards. Stock options and restricted stock awards typically contain service based vesting conditions.

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

The fair value of common stock is determined based on the closing price on the New York Stock Exchange at each award grant date.

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

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies, continued

The fair value of stock options issued for the three months ended March 31, 2021 and 2020 was measured with the following assumptions:

	Three Months Ended March 31,
	2021	2020

Expected volatility	78.1 – 79.9%	80.9%
Expected term (in years)	6.25	6.25
Risk-free interest rate	0.4 – 0.5%	1.6%
Expected dividend yield	0.0%	0.0%

Warrant Liabilities: The Company evaluated the Public Warrants (“Public Warrants”) and Private Warrants (“Private Warrants”) (collectively, “Warrants”, which are discussed in Note 7 and Note 8) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to such warrants (“Warrant Agreement”) related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants met the definition of a derivative as contemplated in ASC 815, the Warrants were initially recorded at fair value as derivative liabilities on the Unaudited Condensed Consolidated Balance Sheets and measured at fair value at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Unaudited Condensed Consolidated Statement of Operations in the period of change.

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

Net income (loss) per share: Basic net income (loss) per share is computed by dividing net income (loss) (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted net income (loss) is computed by taking net income (loss) and dividing the diluted net income (loss) by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. For purposes of this calculation, potential dilutive common shares include stock options, restricted stock units and warrants.

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

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies, continued

Recent accounting pronouncements issued and adopted: In February 2016, the FASB issued a new accounting standard, ASC Topic 842, Leases (“ASC 842”), related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use ("ROU") assets and lease liabilities on the balance sheet. Most significant among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted ASC 842 effective January 1, 2021 and as a result, the Company recorded a ROU asset and lease liability (See Note 5).

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. ASU 2019-12 is effective for the Company beginning January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Note 3. Revenue

The following table represents the Company’s revenues for the three months ended March 31, 2021 and 2020, respectively, disaggregated, by sales channel.

Disaggregation of revenue:

	March 31,
	2021	2020

Revenue direct to customers	$111	$225
Revenue through channel partners	564	1,007
Total revenue	$675	$1,232

Remaining performance obligations: At March 31, 2021 and December 31, 2020, there was approximately $305 in deferred revenue related to unsatisfied extended warranty performance obligations.

Contract Balances: The timing of revenue recognition, billings and cash collections results in billed trade accounts receivable, and deferred revenue (contract liabilities) on the Unaudited Condensed Consolidated Balance Sheets. In addition, the Company defers certain costs incurred to obtain a contract (contract costs).

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 3. Revenue, continued

Costs to obtain a contract: Sales commissions paid to internal sales personnel, as well as associated payroll taxes and retirement plan contributions (together, sales commissions and associated costs) that are incremental to the acquisition of customer contracts, are capitalized as capitalized contract acquisition cost on the balance sheet when the period of benefit is determined to be greater than one year. In instances where an extended warranty is sold, the period of benefit would extend beyond 12 months and therefore, the practical expedient would not be met for those contracts and require capitalization of the related costs to obtain those contracts. The Company has elected to allocate the capitalized commissions to performance obligations on a relative basis (i.e., in proportion to the transaction price allocated to each performance obligation) to determine the period of amortization. As a result, substantially all of the commission is allocated to the combined equipment and installation performance obligation and is amortized upon transfer of control of this performance obligation, which typically occurs in the same period in which commission liability is incurred. Total commission expense recognized during the three months ended March 31, 2021 and 2020 was $256 and $15, respectively. The amount of capitalized commissions as of March 31, 2021 and 2020 was not material.

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

The following is a roll-forward of the Company’s accrued warranty liability:

	As of
	March 31, 2021	December 31, 2020

Balance at the beginning of the period	$1,735	$1,009
Accrual for warranties issued	44	912
Warranty charges	(82)	(186)
Balance at the end of the period	$1,697	$1,735

The warranty liability is included in accrued expenses and other current liabilities on the Unaudited Condensed Consolidated Balance Sheets.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at March 31, 2021 and December 31, 2020:

	As of
	March 31, 2021	December 31, 2020
Accrued warranty costs	$1,697	$1,735
Accrued compensation and related benefits	1,533	1,001
Contingent purchase price consideration	1,835	926
Accrued financing fees	-	723
Accrued expenses, other	2,057	216
	$7,122	$4,601

Note 5. ROU Assets and Lease Liabilities

XL Fleet has entered into operating and finance leases as the lessee for office space, R&D and manufacturing facilities, and vehicles. On January 1, 2021 (“Effective Date”), the Company adopted FASB Accounting Standards Codification, or ASC, Topic 842, Leases (“ASC 842”), which increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as lease assets and lease liabilities. The new guidance requires the recognition of the right-of-use (“ROU”) assets and related operating and finance lease liabilities on the balance sheet. The Company adopted the new guidance using the modified retrospective approach on January 1, 2021. As a result, the consolidated balance sheet as of December 31, 2020 was not restated and is not comparative.

The adoption of ASC 842 resulted in the recognition of operating ROU assets of $3,481 and operating lease liabilities of $3,481 on the Company’s condensed consolidated balance sheet as of January 1, 2021. The adoption of ASC 842 resulted in the recognition of finance ROU assets of $897 and finance lease liabilities of $897 on the Company’s condensed consolidated balance sheet as of January 1, 2021.

The Company elected the package of practical expedients permitted within the standard, which allow an entity to forgo reassessing (i) whether a contract contains a lease, (ii) classification of leases, and (iii) whether capitalized costs associated with a lease meet the definition of initial direct costs. Also, the Company elected the expedient allowing an entity to use hindsight to determine the lease term and impairment of ROU assets and the expedient to allow the Company to not have to separate lease and non-lease components. The Company has also elected the short-term lease accounting policy under which the Company would not recognize a lease liability or ROU asset for any lease that at the commencement date has a lease term of twelve months or less and does not include a purchase option that the Company is more than reasonably certain to exercise.

For contracts entered into on or after the Effective Date, at the inception of a contract the Company will assess whether the contract is, or contains, a lease. The Company’s assessment is based on: (i) whether the contract involves the use of a distinct identified asset, (ii) whether the Company obtained the right to substantially all the economic benefit from the use of the asset throughout the period, and (iii) whether the Company has the right to direct the use of the asset. Leases entered into prior to January 1, 2021, which were accounted for under ASC 840, were not reassessed for classification.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 5. ROU Assets and Lease Liabilities, continued

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments. For finance leases, the lease liability is initially measured in the same manner and date as for operating leases, and is subsequently presented at amortized cost using the effective interest method. The Company generally uses its incremental borrowing rate as the discount rate for leases, unless an interest rate is implicitly stated in the lease. The present value of the lease payments is calculated using the incremental borrowing rate for operating and finance leases, which was determined using a portfolio approach based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The lease term for all of the Company’s leases includes the noncancelable period of the lease plus any additional periods covered by either a Company option to extend the lease that the Company is reasonably certain to exercise, or an option to extend the lease controlled by the lessor. All ROU assets are reviewed periodically for impairment.

Lease expense for operating leases consists of the lease payments plus any initial direct costs and is recognized on a straight-line basis over the lease term. Lease expense for finance leases consists of the amortization of the asset on a straight-line basis over the shorter of the lease term or its useful life and interest expense determined on an amortized cost basis, with the lease payments allocated between a reduction of the lease liability and interest expense.

The Company’s operating leases are comprised primarily of office space and R&D and manufacturing facilities. Finance leases are comprised primarily of vehicle leases. Balance sheet information related to our leases is presented below (ASC 842 was adopted on January 1, 2021):

	March 31,	January 1,	December 31,
	2021	2021	2020
Operating leases:
Right-of-use assets	$3,349	$3,481	$–
Lease liability, current	465	469	–
Lease liability, non-current	2,922	3,012	–
Finance leases:
Right-of-use assets	875	897	–
Lease liability, current	292	265	–
Lease liability, non-current	557	632	–

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 5. ROU Assets and Lease Liabilities, continued

Other information related to leases is presented below:

Three Months Ended March 31, 2021
Operating lease cost	$179
Other information:
Operating cash flows from operating leases	141
Weighted-average remaining lease term – operating leases (in months)	92.2
Weighted-average discount rate – operating leases	9.6%

As of March 31, 2021, the annual minimum lease payments of our operating lease liabilities were as follows:

For The Years Ending March 31,
2021 (excluding the three months ended March 31, 2021)	$590
2022	606
2023	582
2024	597
2025	613
Thereafter	1,891
Total future minimum lease payments, undiscounted	4,879
Less: imputed interest	1,492
Present value of future minimum lease payments	$3,387

Note 6. Fair Value Measurements

Mark-to-Market Measurement

The Public Warrants were traded under the symbol XL.WS and the fair values were based upon the closing price of the Public Warrants at each measurement date. The Private Warrants were valued using a Black-Scholes model, pursuant to the inputs provided in the table below:

Input	Mark-to-Market Measurement at March 31, 2021	Mark-to-Market Measurement at December 31, 2020
Risk-free rate	0.84%	0.36%
Remaining term in years	4.73	4.98
Expected volatility	86.9%	95.4%
Exercise price	$11.50	$11.50
Fair value of common stock	$8.98	$23.73

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 6. Fair Value Measurements, continued

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of March 31, 2021
	Level I	Level II	Level III	Total

Liability:
Private Warrants	$-	$-	$23,537	$23,537
Contingent consideration	$-	$-	$1,835	$1,835

	Fair Value Measurements as of December 31, 2020
	Level I	Level II	Level III	Total

Liability:
Public Warrants	$62,100	$-	$-	$62,100
Private Warrants	$-	$-	$81,195	$81,195
Contingent consideration	$-	$-	$1,849	$1,849

The following is a roll forward of the Company’s Level 3 instruments:

Balance, January 1, 2021	$145,144
Fair value adjustments- Contingent consideration	(14)
Settlement of derivative liability upon exercise of warrants	(47,162)
Settlement of derivative liability upon call of warrants	(591)
Fair value adjustments- Warrant liability	(72,005)
Balance, March 31, 2021	$25,372

During the three months ended March 31, 2021, 7,441,020 Public Warrants were exercised, which resulted in the issuance of 7,441,020 shares of the Company’s Common Stock, generating cash proceeds of $85,555 and 225,647 Public Warrants were called at $0.01 per warrant.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 7. Warrants

Common Stock Warrants:

During the three months ended March 31, 2021, 243,000 Legacy XL Warrants were exercised, which resulted in the issuance of 233,555 shares of the Company’s common stock, in a cashless exercise.

A summary of the warrant activity for the three months ended March 31, 2021 was as follows:

Warrants	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2021	249,117	$0.76
Issued	-	-
Exercised	(243,000)	0.76
Outstanding at March 31, 2021	6,117	$0.76
Exercisable at March 31, 2021	6,117	$0.76

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 8. Share-Based Compensation Expense

During the three months ended March 31, 2021, the Company issued 185,066 options to certain employees and board members which will vest over a period of one to four years. The weighted-average grant date fair value of stock options awarded during the three months ended March 31, 2021, as determined by the Black-Scholes option pricing model, was $11.98.

Share-based compensation expense for the three months ended March 31, 2021 and 2020 was $442 and $51, respectively. As of March 31, 2021, there was $4,777 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 3.5 years.

Stock Options

A summary of stock option award activity for the three months ended March 31, 2021 was as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2020	10,975,224	$0.57	7.6
Granted	185,066	15.12
Exercised	(65,875)	0.24
Cancelled or forfeited	(9,531)	4.74
Outstanding at March 31, 2021	11,084,884	$0.81	7.4
Exercisable at March 31, 2021	6,026,894	$0.26	6.3

The aggregate intrinsic value of stock options exercised in the three months ended March 31, 2021 and 2020 was $1,340 and $0 as determined on the date of exercise. Cash received from options exercised for the three months ended March 31, 2021 and 2020 was $16 and $0, respectively.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 8. Share-Based Compensation Expense, continued

Restricted Stock Awards

The fair value of restricted stock awards is estimated by the fair value of the Company’s Common Stock at the date of grant. Restricted stock activity during the three months ended at March 31, 2021 was as follows:

	Number of shares	Weighted- average grant-date fair value per share

Non-vested, at beginning of period	446,332	$0.24
Granted	-	-
Vested	-	-
Cancelled or forfeited	-	-
Non-vested, at end of period	446,332	$0.24

Restricted Stock Units

During the three months ended March 31, 2021, the Company issued 35,176 restricted stock units to directors which will vest over a period of one to four years.

The fair value of restricted stock awards is estimated by the fair value of the Company’s Common Stock at the date of grant. Restricted stock activity during the three months ended at March 31, 2021 was as follows:

	Number of shares	Weighted- average grant-date fair value per share

Non-vested, at beginning of period	-	$-
Granted	35,176	14.17
Vested	-	-
Cancelled or forfeited	-	-
Non-vested, at end of period	35,176	$14.17

Note 9. Related Party Transactions

Operating lease: In March 2012, the Company entered into a noncancelable lease agreement for office, research and development, and vehicle development and installation facilities with an investor of the Company. The lease term has been extended through February 29, 2022. The lease includes a rent escalation clause, and rent expense is being recorded on a straight-line basis.

Rent expense under the operating lease for the three months ended March 31, 2021 and 2020 was $55.

Future minimum lease payments for this lease are as follows:

2021 (Nine months)	$175
2022	39
$214

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 10. Commitments and Contingencies

Sponsorship Commitment: On February 24, 2021, the Company agreed to a sponsorship agreement with several entities related to the UBS Arena, Belmont Park and the NY Islanders Hockey Club.  Pursuant to that Agreement, the Company was designated an “Official Electric Transportation Partner of UBS Arena” with various associated marketing and branding rights.  The sponsorship agreement has a term of three years with a sponsor fee of approximately $0.5 million per year.

Equipment Purchase: On March 1, 2021, the Company entered into an agreement with Creative Bus Sales, Inc. to purchase six low floor electric transit buses to be delivered later in 2021 for a total purchase price of $4.1 million. In connection with this agreement, on March 2, 2021, the Company made a nonrefundable down-payment of $0.8 million. These buses will be deployed in the Company’s XL Grid business unit to support the Company’s electrification-as-a-service strategy.

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

On March 8, 2021, a putative class action complaint was filed in federal district court for the Southern District of New York (Suh v. XL Fleet Corp., et al., Case No. 1:21-cv-02002) against the Company and certain of its current officers and directors (the “Suh Complaint”). On March 12, 2021, a second putative class action complaint was filed in federal district court for the Southern District of New York (Kumar v. XL Fleet Corp., et al., Case No. 1:21-cv-02171) against the Company and certain of its current officers and directors (the “Kumar Complaint”). Both the Suh Complaint and the Kumar Complaint allege that certain public statements made by the defendants between October 2, 2020 and March 2, 2021 violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company believes that the allegations asserted in the Suh Complaint and Kumar Complaint are without merit, and the Company intends to vigorously defend both lawsuits. There can be no assurance, however, that the Company will be successful. At this time, the Company is unable to estimate potential losses, if any, related to either lawsuit.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 11. Net Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three months ended March 31, 2021, and 2020:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income / (loss)	$61,914	$(6,454)

Denominator:
Weighted average shares outstanding, basic	135,575,145	82,165,241

Dilutive effect of options, warrants, and restricted stock units	12,996,234	-

Weighted average shares outstanding, diluted	148,571,379	82,165,241

Net income (loss) per share, basic	$0.46	$(0.08)

Net income (loss) per share, diluted	$0.42	$(0.08)

The Company’s contingently issuable unvested restricted stock did not meet the performance based vesting condition as of March 31, 2021 and 2020.

Potential dilutive securities, which include stock options, warrants and restricted stock units have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2020 as the effect would be to reduce the net loss per share. Therefore, for this period the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.

The number of shares underlying outstanding stock options and warrants:

	As of March 31,
	2021	2020

Stock options	11,084,884	11,584,747
Private Warrants	4,233,333	-
XL Legacy Warrants	6,117	2,507,338
Restricted stock units	35,176	-
Total	15,359,510	14,092,085

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 12. Retirement Plan

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

Note 13. Subsequent Events

Acquisition of World Energy Efficiency Services, LLC

On May 17, 2021 (“Closing Date”), the Company acquired 100% of the membership interests of World Energy Efficiency Services, LLC (“World Energy”) for $8.0 million in cash paid on the Closing Date and the obligation to issue shares of the Company’s common stock valued at $7.0 million. The purchase price is subject to an adjustment for closing date net working capital and an additional earn out payment of $1.0 million payable if World Energy achieves its targeted 2021 revenue. With respect to the share component of the purchase price, 231,002 shares were issued at the Closing Date, with the balance issuable in three installments on the 6, 24 and 30 month anniversary of the Closing Date, provided that the senior executives of World Energy remain employed with the Company. World Energy provides turnkey energy efficiency, renewable technology, electric vehicle charging stations and other energy solutions throughout New England. The Company completed the acquisition to further the strategy of its XL Grid business to provide a suite of charging and power solutions to support fleet electrification.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our financial condition and results of operations. This discussion and analysis should be read together with our results of operations and financial condition and the audited and unaudited consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (SEC) on March 31, 2021, as amended in our filing on Form 10-K/A filed with the SEC on May 17, 2021, which, as so amended, we refer to as the Annual Report. In addition to historical financial information, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q and under “Risk Factors” in Item 1A of the Annual Report.

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

Overview

We are a leading provider of fleet electrification solutions for commercial vehicles in North America, with over 4,300 electrified powertrain systems sold and having driven over 150 million miles by over 200 fleets as of March 31, 2021. Our vision is to become the world leader in fleet electrification solutions, with a mission of accelerating the adoption of fleet electrification systems through cost effective, customer tailored and comprehensive solutions.

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

Recent Developments

Sponsorship Commitment: On February 24, 2021, we agreed to a sponsorship agreement with several entities related to the UBS Arena, Belmont Park and the NY Islanders Hockey Club.  Pursuant to that Agreement, we were designated an “Official Electric Transportation Partner of UBS Arena” with various associated marketing and branding rights.  The sponsorship agreement has a term of three years with a sponsor fee of approximately $0.5 million per year.

Equipment Purchase: On March 1, 2021, we entered into an agreement with Creative Bus Sales, Inc. to purchase six low floor electric transit buses to be delivered later in 2021 for a total purchase price of $4.1 million. In connection with this agreement, on March 2, 2021, we made a nonrefundable down- payment of $0.8 million. These buses will be deployed in the Company’s XL Grid business unit to support the Company’s electrification-as-a-service strategy.

Public Health Emergency of International Concern: On March 11, 2020, the World Health Organization characterized the outbreak of the novel coronavirus (“COVID-19”) as a global pandemic and recommended containment and mitigation measures. Since then, extraordinary actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world. These actions include travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.

Consistent with the actions taken by governmental authorities, we have taken appropriately cautious steps to protect our workforce and support community efforts. Effective March 31, 2021 all 76 employees have been working full-time from one of the four offices or from home. Approximately 30 to 40 employees spend the majority of their work time in one of our offices in Boston, MA, Wixom, MI, Quincy, IL, or Foot Hill Ranch, CA. The balance of the employees have to date been able to work their jobs remotely from their homes with limited disruptions. Current COVID policies include universal facial covering requirements, rearranging facilities to follow social distancing protocols, employees self-screening before going into the office, enhanced cleaning procedures, and strict quarantine protocols for any suspected or confirmed employee cases. This includes universal facial covering requirements, rearranging facilities to follow social distancing protocols, conducting regular temperature checks and undertaking regular and thorough disinfecting of surfaces and tools. However, the COVID-19 pandemic and the continued precautionary actions taken related to COVID-19 have adversely impacted, and are expected to continue to adversely impact, its operations, its contractors and the automotive original equipment manufacturers. COVID-19 and actions taken to mitigate its spread have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which we operate.

We have experienced, and expect to continue to experience, reduced operations and production line shutdowns at vehicle OEMs due to COVID-19, limitations on travel by our personnel and personnel of our customers, and future delays or shutdowns of vehicle OEMs or our suppliers.

The COVID-19 pandemic and the protocols and procedures we have implemented in response to the pandemic have caused some delays in operational activities. The full impact of the COVID-19 pandemic on its business and results of operations subsequent to March 31, 2021 will depend on future developments, such as the ultimate duration and scope of the outbreak and its impact on its operations and impact on its customers and industry partners.

As the COVID-19 pandemic continues to evolve, we believe the extent of the impact to our business, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the COVID-19 pandemic, the pandemic’s impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Those primary drivers are beyond our knowledge and control, and as a result, at this time we are unable to predict the cumulative impact, both in terms of severity and duration, that the COVID-19 pandemic will have on our business, operating results, cash flows and financial condition, but it could be material if the current circumstances continue to exist for a prolonged period of time. Although we have made our best estimates based upon current information, actual results could materially differ from the estimates and assumptions developed by management. Accordingly, it is reasonably possible that the estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, and if so, we may be subject to future impairment losses related to long-lived assets as well as changes to recorded reserves and valuations. In addition, we believe that the impact of the global microchip shortage that the entire vehicle industry is currently experiencing will adversely impact our operating results in fiscal year 2021.

Public Company Costs

As a consequence of the Merger, we are an NYSE-listed company, which required us to hire a chief financial officer and additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.

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

We are a leader in fleet electrification which represents a very large market opportunity as the commercial fleet industry transforms to more sustainable operations in the coming decades. To capitalize on this opportunity, we have a strategy to leverage our existing products and sales channels to market while also expanding our product line through new product development and expanding our capability to market and sell those products. Key factors affecting our operating results include our ability to increase sales of our current product offerings and expand our product offerings in the future and to realize customer demand for such product offerings. We believe that the size of our sales opportunity pipeline and committed backlog are important indicators of future performance. There are challenges and risks to our plan to capture these opportunities, such as:

●	system architecture design choices must provide adequate functionality and value for customers;

●	component sourcing agreements must deliver targets for cost reduction while maintaining high quality and reliability;

●	design, development and validation of new product systems must be on time and on budget to meet the opportunity in the market and capacity to develop and commercialize these new products will have to be increased; and

●	sales and marketing efforts must be effective in forging the relationships to deliver these products to market and generate demand from the end users and channel partners. We will need to increase our capabilities in market segment analysis and understanding as it relates to system requirements and functionality.

●	OEMs and principal equipment component suppliers must be able to provide ample supply throughout the year to meet our sales goals. We have experienced interruptions in OEM vehicle supply amid a worldwide microchip shortage which caused the OEMs to stop taking fleet orders for much of the first half of the year 2021. Some of our customers will not purchase our electric propulsion systems without OEM vehicle chassis on which to install those systems. This could have an adverse impact on our operating results in fiscal year 2021.

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

We expect our research and development costs to increase substantially for the foreseeable future as we expect to use a significant portion of the proceeds from the Business to accelerate development of product enhancements and additional new products.

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

Other Income (Expense), Net

Other income and expense consists of interest expense net of interest income, loss on extinguishment of debt, change in fair value of warrant liability, and change in fair value of convertible notes payable derivative liabilities.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial position and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate estimates, which include estimates related to stock-based compensation expense, and reported amounts of revenues and expenses during the reported period. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The consolidated statements of operations for the three months ended March 31, 2021 and 2020 are presented below:

	Three Months Ended March 31,		$ Change	% Change
	2021	2020
(In thousands, except per share and share amounts)
Revenues	$675	$1,232	(557)	(45.2)
Cost of revenues	1,391	1,284	107	8.3
Gross profit (loss)	(716)	(52)	(664)	1,276.9
Operating expenses:
Research and development	1,412	1,014	398	39.3
Selling, general and administrative expenses	7,958	2,491	5,467	219.5
Loss from operations	(10,086)	(3,557)	(6,529)	183.6
Other (income) expense:
Interest expense, net	11	1,296	(1,285)	(99.2)
Loss on extinguishment of debt	-	1,038	(1,038)	-
Change in fair value of warrant liability	(72,005)	-	(72,005)	-
Change in fair value of convertible notes payable derivative liability	-	563	(563)	-
Other income	(6)	-	(6)	-
Net income (loss)	$61,914	$(6,454)	68,368	(1,059.3)

Revenues

Revenues decreased by $0.6 million, or 45.2%, to $0.7 million in the three months ended March 31, 2021 from $1.2 million for the three months ended March 31, 2020. The decrease was primarily due to interruptions in OEM vehicle supply amid a worldwide microchip shortage which caused the OEMs to stop taking fleet orders for much of the first half of the year 2021. Demand has also lagged as scheduled purchases of our products have been hindered while state and local municipalities address budget cuts and shortfalls.

Cost of Revenues

Cost of revenues increased by $0.1 million, or 8.3%, to $1.4 million in the three months ended March 31, 2021 from $1.3 million for the three months ended March 31, 2020. The increase was due to charges incurred for obsolete and slow moving inventory and the impact of fixed production labor costs.

Gross Profit (Loss)

Gross loss increased by $0.7 million, or 1,276.9%, to $0.7 million in the three months ended March 31, 2021 from $0.1 million for the three months ended March 31, 2020. This increase in gross loss was primarily due to lower sales volume and charges incurred for obsolete, slow moving inventory and fixed production labor costs.

Research and Development

Research and development expenses increased by $0.4 million, or 39.3%, to $1.4 million in the three months ended March 31, 2021 from $1.0 million for the three months ended March 31, 2020. The increase was primarily due to the hiring of additional engineering staff to support unit sales growth and to further develop our product line.

Selling, General and Administrative

Selling, general, and administrative expenses increased by $5.5 million, or 219.5%, to $8.0 million in the three months ended March 31, 2021 from $2.5 million for the three months ended March 31, 2020. The increase was primarily due to costs incurred as a public company, including an increase in accounting, legal, and other professional fees of approximately $2.9 million, additions to headcount contributed to an increase in employee compensation of approximately $1.6 million, inclusive of an increase of stock based compensation of approximately $0.4 million, and approximately $0.8 million of increased infrastructure costs, including technology, insurance, vehicle and facility startup expenses.

Other (Income) Expense

Interest expense, net decreased by $1.3 million, or 99.2%, to $0.0 million in the three months ended March 31, 2021 from $1.3 million for the three months ended March 31, 2020 primarily due to the Company repaying or converting substantially all debt prior to December 31, 2020. We incurred a loss on extinguishment of $1.0 million in connection with the amendment of certain convertible notes for the three months ended March 31, 2020. There was no loss on extinguishment of debt for the three months ended March 31, 2021. The change in fair value of warrant liability of $72.0 million for the three months ended March 31, 2021 was principally due to a decrease in the fair value of our Common Stock.

Liquidity and Capital Resources

As of March 31, 2021, we had working capital of $409.4 million, including cash and cash equivalents of $404.1 million. We had net income of $61.9 million for the three months ended March 31, 2021 and incurred a net loss of $6.5 million for the three months ended March 31, 2020.

During the three months ended March 31, 2021, 7,441,020 public warrants were exercised, which resulted in the issuance of 7,441,020 shares of the Company’s Common Stock, generating cash proceeds of approximately $85.6 million.

We expect to continue to incur net losses in the short term, as we continue to execute on our strategic initiatives to optimize our production for scale, invest in the sales and channel teams, and expand our products and services. Based on our current liquidity, we believe that no additional capital will be needed to execute our current business plan over the next 12 months.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows:

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in)
Operating activities	$(9,962)	$(4,511)
Investing activities	$(1,104)	$(94)
Financing activities	$85,557	$8,134
Net change in cash and cash equivalents	$74,491	$3,529

Cash Flows Used in Operating Activities

The net cash used in operating activities for the three months ended March 31, 2021 was $10.0 million. Sources consisted of net income of $61.9 million, a decrease in accounts receivable of $2.8 million, an increase in accrued expenses and other current liabilities of $1.4 million, and noncash items in the aggregate of $0.8 million. The sources of cash were offset by a change in the fair value of warrant liabilities of $72.0 million, an increase of inventory of $3.6 million and a decrease in accounts payable of $1.3 million. The net cash used in operating activities for the three months ended March 31, 2020 was $4.5 million which consisted of a net loss of $6.5 million, offset principally by a loss on extinguishment of debt of $1.0 million and debt discount amortization of $0.9 million.

Cash Flows Used in Investing Activities

The net cash used in investing activities for the three months ended March 31, 2021 was $1.1 million which consisted of purchases of equipment and a deposit of $0.8 million towards an agreement to purchase electric buses. The net cash used in investing activities for the three months ended March 31, 2020 was $0.1 million which consisted of the purchase of R&D equipment.

Cash Flows Provided by Financing Activities

The net cash provided by financing activities for the three months ended March 31, 2021 was $85.6 million, substantially all of which consisted of proceeds from the exercise of public warrants. The net cash provided by financing activities for the three months ended March 31, 2020 was $8.1 million which consisted of proceeds from the issuance of subordinated convertible promissory notes of $8.1 million.

Related Parties

We are party to a noncancelable lease agreement for office, research and development, and vehicle development and installation facilities with a holder of more than 5% of our Common Stock. The lease term extends through February 29, 2022. Pursuant to the terms of the lease agreement, we currently pay monthly rent installments of $19,473 for this property. The lease includes a rent escalation clause, and rent expense is being recorded on a straight-line basis. Rent expense under the operating lease for the three months ended March 31, 2021 and 2020 was $0.1 million and $0.1 million, respectively.

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

While our significant accounting policies are described in the notes to our historical financial statements included elsewhere in this Quarterly Report on Form 10-Q (see Note 2 in the accompanying unaudited condensed consolidated financial statements of XL), we believe that the following accounting policies require a greater degree of judgment and complexity: revenue recognition, business combinations and convertible notes derivative accounting. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Warrant liabilities: We account for the warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

Emerging Growth Company Status

We are an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”). Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We may elect not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time we are no longer considered to be an emerging growth company. At times, we may elect to early adopt a new or revised standard. See Note 2 of the accompanying unaudited condensed consolidated financial statements herein and Note 3 of the audited consolidated financial statements in our Annual Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three months ending March 31, 2021 and 2020.

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

We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2024 (the last day of the fiscal year following the fifth anniversary of the consummation of Pivotal’s initial public offering), (b) the last date of our fiscal year in which it has total annual gross revenue of at least $1.1 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the Securities and Exchange Commission (the “SEC”) with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

New and Recently Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are applicable to us as of the specified effective date. As of March 31, 2021, there are no new accounting pronouncements not yet adopted that will have an impact on our financial position or results of operation.

As an “emerging growth company”, we can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and our Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021.

Based on this evaluation, including the presence of a material weakness as discussed below and the continuation of the material weaknesses described in our Annual Report, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2021.

Subsequent to the filing of the Company’s Form 10-K for the year ended December 31, 2020, the Company determined that there were material errors within its Annual Report on Form 10-K for the years ended December 31, 2020 and 2019. Specifically, the Company identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering. Our internal control over financial reporting did not result in the proper classification of certain of the warrants we issued in July 2019 which, due to its impact on our financial statements, we determined to be a material weakness.

Changes in Internal Control Over Financial Reporting

Other than the hiring of our Chief Financial Officer on April 19, 2021, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2021, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, see Legal Proceedings in Note 10, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 1A. Risk Factors

Risk Factors

An investment in our securities is speculative and involves a high degree of risk. Before deciding whether to invest in our securities, you should consider carefully the risks described below, together with other information in this Quarterly Report on Form 10-Q and the other information and documents we file with the SEC, including our Annual Report. The occurrence of any of the following risks could have a material and adverse effect on our business, reputation, financial condition, results of operations and future growth prospects, as well as our ability to accomplish our strategic objectives. As a result, the trading price of our Common Stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and stock price.

There have not been any material changes to the risk factors disclosed in our Annual Report for the year ended December 31, 2020 other than those disclosed below.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 7,666,667 public warrants and 4,233,333 private placement warrants as of December 31, 2020, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our consolidated balance sheet as of March 31, 2021 and December 31, 2020, contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q, we have no knowledge of any such litigation or dispute, other than those related to the matters described under the heading “Legal Proceedings”. However, we can provide no assurance that additional litigation or disputes will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

We intend to pursue acquisitions, investments, joint ventures and dispositions, which could adversely affect our results of operations.

Our growth strategy includes the acquisition of, and investment in, businesses that offer complementary products, services and technologies, augment our market coverage, or enhance our technological capabilities, such as our recent acquisition of World Energy Efficiency Services, LLC, or World Energy. We may also enter into strategic alliances or joint ventures to achieve these goals. We may not be able to identify suitable acquisition, investment, alliance, or joint venture opportunities, or to consummate any such transactions. In addition, our original estimates and assumptions used in assessing any transaction may be inaccurate and we may not realize the expected financial or strategic benefits of any such transaction, including our recent acquisition of World Energy.

Any future growth through acquisitions will depend in part upon the continued availability of suitable acquisition candidates at attractive prices, terms and conditions, as well as sufficient liquidity and credit to fund these acquisitions. We may incur significant additional debt from time to time to finance any such acquisitions, which could increase the risks associated with our leverage, including our ability to service our debt. Acquisitions involve risks that business judgments made concerning the value, strengths and weaknesses of businesses acquired may prove to be incorrect. Future acquisitions and any necessary related financings also may involve significant transaction-related expenses, which could include severance, lease termination, transaction and deferred financing costs, among others.

We may experience, challenges in integrating operations and information technology systems acquired from other companies. This could result in the diversion of management’s attention from other business concerns and the potential loss of our key employees or clients or those of the acquired operations. The integration process itself may be costly and may adversely impact our business and the acquired company’s business as it requires coordination of geographically diverse organizations and implementation of accounting and information technology systems.

We complete acquisitions with the expectation that they will result in various benefits, but the anticipated benefits of these acquisitions are subject to a number of uncertainties, including the ability to timely realize accretive benefits, the level of attrition from professionals licensed or associated with the acquired companies and whether we can successfully integrate the acquired business. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could in turn materially and adversely affect our overall business, financial condition and operating results.

World Energy relies on a limited number of customers for a large portion of its revenues, and the loss of one or more such customers could have a material adverse impact on our business, financial condition and results of operations.

World Energy depends on a limited number of customers for a significant portion of its revenue. For the fiscal year ended December 31, 2020, World Energy had one customer that accounted for 73% of its revenues and another customer that accounted for 13% of its revenues. The loss of either of these customers could have a significant impact on our revenues and harm our business, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description	Included	Form	Filing Date

10.1#	Employment Offer Letter, dated as of April 9, 2021, by and between XL Fleet Corp. and Cielo Hernandez.	By Reference	8-K	April 20, 2021
31.1*

Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Herewith
31.2*

Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended,pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Herewith
32.1^*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
32.2^*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
101.INS*	XBRL Instance Document	Herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Herewith
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Herewith
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Herewith
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Herewith
104	Cover Page Interactive Data File	Herewith

*	Filed herewith
#	Indicates management contract or compensatory plan or arrangement.
^	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XL FLEET CORP.

Date: May 17, 2021	By:	/s/ Dimitri N. Kazarinoff
	Name:	Dimitri N. Kazarinoff
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Cielo Hernandez
	Name:	Cielo Hernandez
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)