Form 10-Q
period 2021-06-30
XL Fleet Corp.
filed 2021-08-13
CIK 1772720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO ___________

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

As of August 12, 2021, 139,366,576 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our rapid growth may not be sustainable and depends on our ability to attract and retain customers;

●	our ability to recognize the anticipated benefits of the Business Combination described below, which may be affected by, among other things, competition and our ability to grow and manage growth profitably;

●	our financial and business performance, including financial projections and business metrics;

●	our ability to pursue sales opportunities during the ongoing global microchip shortage and in the face of other global supply chain constraints;

●	our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;

●	the implementation, market acceptance and success of our business model;

●	our ability to scale in a cost-effective manner;

●	developments and projections relating to our competition and industry;

●	our ability to realize the anticipated benefits of the acquisition of World Energy Efficiency Services, LLC or future acquisition targets;

●	the impact of health epidemics, including the novel coronavirus (“COVID-19”) pandemic, on our business and supply chain and the actions we may take in response thereto;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	our ability to obtain funding for our operations;

●	our business, expansion plans and opportunities; and

●	the outcome of any known and unknown litigation and regulatory proceedings.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are more fully described in Item 1A under the heading “Risk Factors.” and elsewhere in this Quarterly Report on Form 10-Q and the risk factors set forth in Part I, Item 1A Risk Factors, within our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021, as amended in our filing on Form 10-K/A filed with the SEC on May 17, 2021, which, as so amended, we refer to as the Annual Report and the risk factors set forth in Part II, Item 1A under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 17, 2021. These factors are not exhaustive. Other sections of this Quarterly Report on Form 10-Q, such as the description of our business set forth in Item 1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 describe additional factors that could adversely affect the business, financial condition or results of operations of the XL Fleet Corp. and its consolidated subsidiaries. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to XL Fleet Corp. or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. XL Fleet Corp. undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

ii

Part I - Financial Information

Item 1. Financial Statements

XL Fleet Corp.

Unaudited Condensed Consolidated Balance Sheets

June 30, 2021 and December 31, 2020

	As of
	June 30,	December 31,
(In thousands, except share and per share amounts)	2021	2020
		(audited)
		(restated)
Assets
Current assets:
Cash and cash equivalents	$384,143	$329,641
Restricted cash	657	150
Accounts receivable, net	7,086	10,559
Inventory, net	12,390	3,574
Prepaid expenses and other current assets	1,502	1,396
Total current assets	405,778	345,320
Property and equipment, net	2,364	579
Intangible assets, net	1,985	593
Right-of-use asset	4,475	-
Goodwill	9,271	489
Other assets	75	32
Total assets	$423,948	$347,013
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$93	$110
Accounts payable	4,565	4,372
Lease liability, current	845	-
Accrued expenses and other current liabilities	10,919	4,601
Total current liabilities	16,422	9,083
Long-term debt, net of current portion	559	98
Deferred revenue	519	305
Lease liability, non-current	3,541	-
Warrant liabilities	20,812	143,295
Contingent consideration	-	924
Deferred obligation - World Energy, non-current	1,361	-
New market tax credit obligation(1)	4,352	4,412
Total liabilities	47,566	158,117

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock, $0.0001 par value; 350,000,000 shares authorized at June 30, 2021 and December 31, 2020; 139,366,576 and 131,365,254 issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	14	13
Additional paid-in capital	453,124	317,084
Accumulated deficit	(76,756)	(128,201)
Total stockholders’ equity	376,382	188,896
Total liabilities and stockholders’ equity	$423,948	$347,013

(1)	Held by variable interest entity

See notes to unaudited condensed consolidated financial statements

XL Fleet Corp.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share and share amounts)	2021	2020	2021	2020
				(restated)
Revenues	$3,694	$1,912	$4,369	$3,144
Cost of revenues	2,732	1,868	4,123	3,152
Gross profit (loss)	962	44	246	(8)
Operating expenses:
Research and development	2,809	637	4,221	1,651
Selling, general, and administrative expenses	10,822	3,003	18,780	5,494
Loss from operations	(12,669)	(3,596)	(22,755)	(7,153)
Other (income) expense:
Interest expense, net	10	1,729	21	3,025
Loss on extinguishment of debt	-	-	-	1,038
Loss on asset disposal	21	-	21	-
Change in fair value of obligation to issue shares of common stock to sellers of World Energy	514	-	514	-
Change in fair value of warrant liability	(2,726)	-	(74,731)	-
Change in fair value of convertible notes payable derivative liability	-	8,174	-	8,737
Other income	(19)	-	(25)	-
Net (loss) income	$(10,469)	$(13,499)	$51,445	$(19,953)
Net (loss) income per share, basic	$(0.08)	$(0.16)	$0.37	$(0.24)
Net loss per share, diluted	$(0.08)	$(0.16)	$(0.17)	$(0.24)
Weighted-average shares outstanding, basic	139,237,805	82,990,664	137,416,593	82,577,953
Weighted-average shares outstanding, diluted	139,237,805	82,990,664	137,598,535	82,577,953

See notes to unaudited condensed consolidated financial statements

XL Fleet Corp.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2021 and 2020

	For the Three and Six Months Ended June 30, 2021
			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
(In thousands, except share amounts)	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2020	131,365,254	$13	$317,084	$(128,201)	$188,896
Exercise of warrants	233,555	-	-	-	-
Exercise of Public warrants	7,441,020	1	85,554	-	85,555
Settlement of warrant liability upon exercise of warrants	-	-	47,162	-	47,162
Settlement of warrant liability upon call of warrants	-	-	591	-	591
Proceeds from PIC shares recapitalization	-	-	75	-	75
Exercise of stock options	65,875	-	16	-	16
Stock-based compensation expense	-	-	442	-	442
Net Income	-	-	-	61,914	61,914

Balance at March 31, 2021	139,105,704	$14	$450,924	$(66,287)	$384,651

Exercise of stock options	29,870	-	7	-	7
Issuance of shares in business combination with World Energy	231,002	-	1,439	-	1,439
Stock-based compensation expense	-	-	754	-	754
Net loss	-	-	-	(10,469)	(10,469)

Balance at June 30, 2021	139,366,576	$14	$453,124	$(76,756)	$376,382

	For the Three and Six Months Ended June 30, 2020
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2019	80,400,727	$8	$53,887	$(67,595)	$(13,700)
Exercise of warrants	2,584,637	-	34	-	34
Exercise of stock options	5,300	-	-	-	-
Stock-based compensation expense	-	-	52	-	52
Net loss	-	-	-	(6,454)	(6,454)

Balance at March 31, 2020	82,990,664	$8	$53,973	$(74,049)	$(20,068)

Stock-based compensation expense	-	-	225	-	225
Net loss	-	-	-	(13,499)	(13,499)

Balance at June 30, 2020 (restated)	82,990,664	$8	$54,198	$(87,548)	$(33,342)

See notes to unaudited condensed consolidated financial statements

XL Fleet Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
(In thousands)	2021	2020
		(restated)
Operating activities:
Net income (loss)	$51,445	$(19,953)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	1,196	277
Bad debt expense	174	-
Depreciation and amortization expense	601	296
Contingent consideration	(23)	85
Change in fair value of obligation to issue shares of common stock to sellers of World Energy	514	-
Fair value change of derivative liability	(74,731)	9,770
Loss on extinguishment of debt	-	212
Change in operating right-of-use assets	(2)	-
Interest on finance leases	15	-
Debt discount	(60)	1,788
Changes in operating assets and liabilities:
Accounts receivable, net	6,649	(664)
Inventory, net	(7,534)	(236)
Prepaid expenses and other current assets	(6)	(48)
Other assets	(18)	(2)
Accounts payable	(901)	624
Accrued expenses and other current liabilities	2,206	27
Deferred revenue	(69)	-
Net cash used in operating activities	(20,544)	(7,824)
Investing activities:
Payment to acquire net assets of World Energy	(8,112)	-
Purchases of property and equipment	(1,774)	(127)
Net cash used in investing activities	(9,886)	(127)
Financing activities:
Proceeds from the issuance of subordinated convertible promissory notes	-	8,850
Proceeds from paycheck protection program	-	1,100
Repayments of revolving line of credit	-	(513)
Repayments of debt	(63)	-
Repayments under financing leases	(151)	-
Proceeds from the exercise of warrants	-	34
Proceeds from recapitalization of PIC shares	75	-
Proceeds from exercise of stock options	23	1
Proceeds from exercise of Public Warrants	85,555	-
Net cash provided by financing activities	85,439	9,472
Net increase in cash and cash equivalents and restricted cash:	55,009	1,521
Cash, cash equivalents, and restricted cash, beginning of period	329,791	3,536
Cash, cash equivalents, and restricted cash at end of period	$384,800	$5,057
Supplemental disclosure of cash flow information:
Cash paid for interest	$15	$58
Supplemental disclosures of noncash investing and financing information:
Settlement of warrant liability upon exercise of Public Warrants	$47,162	$-
Settlement of warrant liability upon call of warrants	$591	$-
Reduce derivative liability for extinguishment of convertible notes payable	$-	$(1,349)
Increase derivative liability for issuance of convertible notes payable	$-	$5,638
Equipment financing	$271	$-

See notes to unaudited condensed consolidated financial statements

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 1. Organization and Description of Business

Description of Business: XL Fleet Corp. and its subsidiaries (“XL Fleet” or the “Company”) is a leading provider of fleet electrification solutions for commercial vehicles in North America, offering solutions for vehicle electrification (“Drive Systems”) and infrastructure solutions such as vehicle charging stations through its XL Grid programs, as further described below. XL Fleet has over 4,400 electrified powertrain systems sold and driven over 160 million miles by over 235 fleets, as of June 30, 2021. XL Fleet’s vision is to become the world leader in commercial fleet electrification solutions, with a mission of accelerating the adoption of fleet electrification systems through cost effective, customer tailored and comprehensive solutions.

Merger and Reorganization: On December 21, 2020, privately held XL Hybrids, Inc., a Delaware corporation, (“Legacy XL”) consummated the merger pursuant to that certain Agreement and Plan of Reorganization, dated as of September 17, 2020 (the “Merger Agreement”), by and among Pivotal Investment Corporation II (“Pivotal”), PIC II Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of Pivotal (“Merger Sub”), and Legacy XL. Pursuant to the terms of the Merger Agreement, a business combination between Legacy XL and Pivotal was effected through the merger of Merger Sub with and into Legacy XL, with Legacy XL surviving as a wholly-owned subsidiary of Pivotal (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). In connection with the closing of the Business Combination, Pivotal Investment Corporation II changed its name to XL Fleet Corp.

Acquisition of World Energy: On May 17, 2021 (“Closing Date”), the Company acquired 100% of the membership interests of World Energy Efficiency Services, LLC (“World Energy”). World Energy provides turnkey energy efficiency, renewable technology, electric vehicle charging stations and other energy solutions throughout New England. The Company completed the acquisition to further the strategy of its XL Grid business to provide a suite of charging and power solutions to support fleet electrification (See Note 4).

Investment in eNow: On July 15, 2021, XL Fleet purchased a minority interest in eNow Inc. (“eNow”), a provider of solar and battery power systems that enable fully-electric transport refrigeration units (eTRUs) for Class 8 commercial trailers. In connection with this investment, XL Fleet entered into a development and supply agreement with eNow (See Note 15).

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

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 1. Organization and Description of Business, continued

COVID-19 Worldwide Pandemic, continued:

Consistent with the actions taken by governmental authorities, the Company has taken appropriately cautious steps to protect its workforce and support community efforts. As part of these efforts, and in accordance with applicable government directives, beginning in late March 2020, the Company implemented work from home policies where practical at its facilities. Effective June 30, 2021 all 150 employees were working full-time from one of the Company’s five offices or from home. Current COVID-19 policies include universal facial covering requirements if not vaccinated, rearranging facilities to follow social distancing protocols, employees self-screening before going into the office, enhanced cleaning procedures, ability to go mask-free if proof of vaccination is provided to Human Resources, and strict quarantine protocols for any suspected or confirmed employee cases. However, the COVID-19 pandemic and the continued precautionary actions taken related to COVID-19 have adversely impacted, and are expected to continue to adversely impact, its operations, its contractors and the automotive original equipment manufacturers.

The Company has experienced, and expects to continue to experience, reduced operations and production line shutdowns at vehicle OEMs due to COVID-19, limitations on travel by the Company’s personnel and personnel of the Company’s customers, and future delays or shutdowns of vehicle OEMs or the Company’s suppliers.

The COVID-19 pandemic and the protocols and procedures the Company has implemented in response to the pandemic have caused some delays in operational activities. The full impact of the COVID-19 pandemic on its business and results of operations subsequent to June 30, 2021 will depend on future developments, such as the ultimate duration and scope of the outbreak and its impact on its operations and impact on its customers and industry partners.

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

Concentration of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and trade receivables. At times, such cash may be in excess of the FDIC limit. At June 30, 2021 and December 31, 2020, the Company had cash in excess of the $250 federally insured limit. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

With respect to trade receivables, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited. As of June 30, 2021, two customers accounted for approximately 34% and 29% of accounts receivable. As of December 31, 2020, one customer accounted for approximately 82% of accounts receivable. For the three months ended June 30, 2021 and 2020, three customers and one customer accounted for approximately 57% and 52% of revenues, respectively. For the six months ended June 30, 2021 and 2020, three customers and one customer accounted for approximately 49% and 55% of revenues, respectively.

Cash, cash equivalents, and restricted cash: The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents include cash held in banks and money market accounts. Cash equivalents are carried at cost, which approximates fair value due to their short-term nature. The Company’s cash and cash equivalents are placed with high-credit quality financial institutions and issuers, and at times exceed federally insured limits. To date, the Company has not experienced any credit loss relating to its cash and cash equivalents.

Restricted cash held at both June 30, 2021 and December 31, 2020, consists of $150 for a bank deposit required for a letter of credit which is reserved for the Company’s California lease. In addition, restricted cash held at June 30, 2021 includes $507 held in escrow in connection with the acquisition of World Energy. The funds held in escrow were released to the sellers of World Energy in July 2021 upon the Small Business Administration’s forgiveness of the World Energy PPP Loan.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets to the total amount shown in the condensed consolidated statements of cash flows:

	As of June 30,
	2021	2020
Cash and cash equivalents	$384,143	$4,907
Restricted cash	657	150
Total cash, cash equivalents, and restricted cash	$384,800	$5,057

Accounts receivable, net: Accounts receivable are stated at the gross invoice amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is maintained at a level considered adequate to provide for potential account losses on the balance based on management’s evaluation of the anticipated impact of current economic conditions, changes in the character and size of the balance, past and expected future loss experience, among other pertinent factors. As of June 30, 2021 and December 31, 2020, the Company’s allowance for doubtful accounts was $487 and $0, respectively.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies, continued

Inventory, net: Inventory is comprised of raw materials, work in process and finished goods. Inventory is stated at the lower of cost or net realizable value. Cost of raw material inventories include the purchase and related costs incurred in bringing the products to their present location and condition. The Company uses consistent methodologies to evaluate inventory for net realizable value and periodically reviews inventories for obsolescence and any inventories identified as slow moving or obsolete are initially reserved for and then written-off. As of June 30, 2021 and December 31, 2020, the Company’s inventory reserve for obsolescence was $331 and $58, respectively.

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

See Note 8 for additional information on assets and liabilities measured at fair value.

The Company believes its valuation methods are appropriate and consistent with other market participants, however the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, contingent consideration liability and warrant liability. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value because of the short-term nature of those instruments.

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

Revenue: The Company’s revenue is derived from the sales of hybrid and plug-in hybrid electric powertrain systems, our Drive Systems, and turnkey energy efficiency, renewable technology, electric vehicle charging stations and other energy solutions (“XL Grid”). The Drive Systems products are marketed and sold to end-user fleet customers and channel partners in the United States and Canada. The Company’s XL Grid solutions are marketed and sold to municipalities, corporations and other businesses and principally funded through energy incentives provided through public and private utilities. The XL Grid business consists of the operations acquired through the May 2021 World Energy acquisition. Sales of products and services are subject to economic conditions and may fluctuate based on changes in the industry, trade policies and financial markets.

Revenue is recognized upon transfer of control to the customer, which occurs when the Company has a present right to payment, legal title has passed to the customer, the customer has the significant risks and rewards of ownership, and where acceptance is not a formality, the customer has accepted the product or service.

For the Drive Systems products, in general, transfer of control is upon shipment of the equipment as the terms are FOB shipping point or equivalent, as the Company has no other promised goods or services in its contracts with customers. In limited instances, the Company provides installation services to end-user fleet customers related to the purchased hybrid electric powertrain equipment. When provided, these installation services are not distinct within the context of the contract due to the fact that the end-use fleet customer is purchasing a completed modification to its vehicles and therefore, the installation services involve significant integration to integrate the hybrid electric powertrain equipment with the customer’s vehicle. As a result, the hybrid electric powertrain equipment and installation services represent a single performance obligation within these contracts with customers. The Company recognizes the revenue for the equipment sale and installation service for Drive System products at the same time, which is after the installation is complete. The Company has elected to treat shipping and handling activities related to contracts with channel partner customers for Drive System products as costs to fulfill the promise to transfer the associated equipment and not as a separate performance obligation.

For the XL Grid solutions, in general, transfer of control is upon the acceptance and certification of project completion by both the end customer and the utility who is funding the energy incentives, representing a single performance obligation of the Company. Due to the short-term nature of projects (typically two to three weeks), the Company recognizes revenues from all XL Grid solutions activities at a point in time, when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and the Company has the right to payment for the transferred asset. The Company also assesses multiple contracts entered into by the same customer in close proximity to determine if the contracts should be combined for revenue recognition purposes. During the duration of a project for XL Grid solutions, all direct material and labor costs and those indirect costs related to the project are capitalized, and customer deposits are treated as liabilities. Once a project has been completed and the energy efficiency upgrades have been deemed to meet client specifications, capitalized costs are charged to earnings.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies, continued

Revenue, continued:

For both Drive Systems and XL Grid solutions, when the Company’s contracts with customers contain multiple performance obligations, which is infrequent, the contract transaction price is allocated on a relative standalone selling price (SSP) basis to each performance obligation. The Company determines standalone selling prices based on observable selling prices for the sale of its systems. For extended warranties, the Company determines SSP based on expected cost plus margin. The Company establishes the margin based on review of market conditions and margins obtained by market participants for similar services. Any allocation of the transaction price required is determined at the contracts’ inception.

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods and services to the customer. Revenue is recorded based on the transaction price, which is solely made up of fixed consideration for its products and services. The Company does not adjust transaction price for the effects of a significant financing component when the period between the transfer of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. The Company has not identified any significant financing components to date. The Company’s sales can in certain instances include non-cash consideration in the form of the customer transferring to the Company, the customer’s rights to cash incentives from programs administered by municipalities related to hybrid vehicle programs that a customer is entitled to as a result of its purchase. The incentives are fixed amounts that are readily determinable. The Company values the non-cash consideration at its fair value, which generally is the amount of the incentive.

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

Warranties

Customers who purchase the Drive Systems are provided limited-assurance-type warranties for equipment and work performed under the contracts. The warranty period typically extends for 3 years following transfer of control of the equipment. The warranties solely relate to correction of product defects during the warranty period, which is consistent with similar warranties by offered by competitors. Therefore, the Company has determined that these warranties are outside the scope of ASC 606 and will continue to be accounted for under ASC 460, Guarantees. At the time of purchase of the equipment, customers may purchase from the Company an extended warranty for its equipment. The extended warranty commences upon the end of the assurance-based warranty period and is considered a separate performance obligation that represents a stand-ready obligation to perform warranty services after the assurance-type warranty expires. The transaction price allocated to the extended warranty is recognized ratably over the extended warranty period.

Customers of XL Grid solutions are provided limited-assurance-type warranties for a term of one year for installation work performed under its contracts. Warranties for equipment sold to customers are provided by the original equipment manufacturers.

For both Drive Systems and XL Grid solutions, the Company accrues the estimated cost of product warranties for unclaimed charges based on historical experiences and expected results. Should product failure rates and material usage costs differ from these estimates revisions to the estimated warranty liability would be required. The Company periodically assesses the adequacy of its recorded product warranty liabilities and adjusts the balances as required. Warranty expense is recorded as a component of cost of product revenue in the statements of operations.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies, continued

Share-based compensation: The Company accounts for its share-based compensation awards in accordance with ASC Topic 718, Compensation-Stock Compensation. The Company issues stock-based awards to acquire common stock to employees, directors and non-employee consultants. Awards issued under the Company’s stock-based compensation plans include stock options, restricted stock units and restricted stock awards. Stock options, restricted stock units and restricted stock awards typically contain service based vesting conditions.

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

The fair value of stock options issued for the six months ended June 30, 2021 and 2020 was measured with the following assumptions:

	For the Six Months Ended June 30,
	2021	2020
Expected volatility	78.0 – 87.1%	80.0 – 80.1%
Expected term (in years)	6.25	6.25
Risk-free interest rate	0.1%	0.0 – 0.2%
Expected dividend yield	0.0%	0.0%

Restricted Stock Units

Restricted stock units generally vest over the requisite service periods (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of the Company’s Common stock on the grant date. The Company accounts for the forfeiture of equity awards as they occur.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies, continued

Warrant Liabilities: The Company evaluated the Public Warrants (“Public Warrants”) and Private Warrants (“Private Warrants”) (collectively, “Warrants”, which are discussed in Note 8) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to such warrants (“Warrant Agreement”) related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants met the definition of a derivative as contemplated in ASC 815, the Warrants were initially recorded at fair value as derivative liabilities on the Unaudited Condensed Consolidated Balance Sheets and measured at fair value at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Unaudited Condensed Consolidated Statement of Operations in the period of change.

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

Net income (loss) per share: Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock and potentially dilutive securities outstanding during the period determined using the treasury-stock and if-converted methods. For purposes of the diluted income (loss) per share calculation, stock options, restricted stock units, restricted stock and warrants are considered to be potentially dilutive securities. Potentially dilutive securities were excluded from the calculation of diluted income (loss) per share when their effect would be anti-dilutive.

Segment Information: The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis. The CODM reviews financial information presented on a consolidated basis for the purposes of allocating resources and evaluating financial performance. Accordingly, management has determined that the Company operates as one operating and reportable segment.

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

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies, continued

Recent accounting pronouncements issued and adopted: In February 2016, the FASB issued a new accounting standard, ASC Topic 842, Leases (“ASC 842”), related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most significant among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted ASC 842 effective January 1, 2021 and as a result, the Company recorded a ROU asset and lease liability (See Note 6).

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

Note 3. Revenue

The following table represents the Company’s revenues for the three and six months ended June 30, 2021 and 2020, respectively, disaggregated, by sales channel.

Disaggregation of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue from the sale of Drive Systems:
Revenue direct to customers	$662	$863	$773	$1,061
Revenue through channel partners	620	1,050	1,184	2,083

Revenue from the sale of XL Grid solutions – which are sold direct to customers	2,412	-	2,412	-
Total revenue	$3,694	$1,913	$4,369	$3,144

Remaining performance obligations: At June 30, 2021 and December 31, 2020, there was approximately $248 and $305 in deferred revenue related to unsatisfied extended warranty performance obligations. During the three and six months ended June 30, 2021, the Company did not recognize revenue from the December 31, 2020 deferred revenue balance.

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

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 3. Revenue, continued

Costs to obtain a contract: Sales commissions paid to internal sales personnel, as well as associated payroll taxes and retirement plan contributions (together, sales commissions and associated costs) that are incremental to the acquisition of customer contracts, are capitalized as capitalized contract acquisition cost on the balance sheet when the period of benefit is determined to be greater than one year. In instances where an extended warranty is sold, the period of benefit would extend beyond 12 months and therefore, the practical expedient would not be met for those contracts and require capitalization of the related costs to obtain those contracts. The Company has elected to allocate the capitalized commissions to performance obligations on a relative basis (i.e., in proportion to the transaction price allocated to each performance obligation) to determine the period of amortization. As a result, substantially all of the commission is allocated to the combined equipment and installation performance obligation and is amortized upon transfer of control of this performance obligation, which typically occurs in the same period in which commission liability is incurred. Total commission expense (credit) recognized during the three months ended June 30, 2021 and 2020 was $(57) and $18, respectively, and $199 and $33 during the six months ended June 30, 2021 and 2020, respectively. The amount of capitalized commissions as of June 30, 2021 and December 31, 2020 was not material.

Warranties: The Company accrues estimated warranty costs at the time of sale related to its assurance-type warranties. In general, for the sales of Drive Systems, manufactured products are warranted for the shorter of three years or 75,000 miles against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. For the XL Grid solutions, projects are warranted for one year. The amount of the accrued warranty liability is estimated based on historical claims rates and warranty fulfillments costs adjusted for any expected changes in fulfillment costs.

The following is a roll-forward of the Company’s accrued warranty liability:

	For the Six Months Ended June 30, 2021	For the Year Ended December 31, 2020

Balance at the beginning of the period	$1,735	$1,009
Acquisition date accrual for World Energy acquisition	25	-
Accrual for warranties issued	98	912
Warranty fulfillment charges	(201)	(186)
Balance at the end of the period	$1,657	$1,735

The warranty liability is included in accrued expenses and other current liabilities on the Unaudited Condensed Consolidated Balance Sheets.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 4. Business Combination

World Energy

On May 17, 2021, the Company acquired all of the issued and outstanding membership interests of World Energy, a privately-held, Massachusetts-based entity, and assumed two of its principals and all of World Energy’s employees. World Energy is a direct-install energy efficiency services company (“ESCO”), serving commercial, industrial and institutional customers. World Energy enables utilities to meet their energy savings mandates by developing and executing energy efficiency projects. The acquisition of World Energy expands the Company’s ability to deliver a comprehensive suite of energy savings services that enhances XL Grid’s solutions portfolio to include commercial and industrial EV charging, solar, and energy management services.

The total purchase price consideration of $12,077 for the acquisition of World Energy consisted of the following components:

●	Cash of $8.1 million, consisting of the contractual purchase price of $8.0 million, plus $0.1 million, representing the amount by which estimated closing date working capital exceeded the target working capital;

●	The closing date issuance of 231,002 shares of the Company’s common stock, valued at the closing price of $6.23 per share as of May 17, 2021, for a total share fair value upon issuance of $1,439;
●	An obligation to issue 244,956 shares of the Company’s common stock to certain of the sellers and their advisors of World Energy, in three equal installments on the sixth, twenty-fourth and the thirtieth monthly anniversaries of the closing date. The closing date fair value was recorded at an aggregate amount of $1,526;

●	An obligation to pay in cash an earnout of $1,000 upon World Energy’s achievement for the calendar year 2021 revenues of $19,500. The payment of the earnout is due within 30 days following the completion of the audit of XL Fleet’s financial statements for the fiscal year ending December 31, 2021. Pursuant to the agreement, the earnout is payable only if revenues for the period equal or exceed $19,500. Should the World Energy revenues be less than $19,500, then the earnout would be $0. The Company determined that the achievement of the $19,500 revenue target was highly probable, and as such, the Company recorded a closing date fair value of the earnout in the amount of $1,000.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 4. Business Combination, continued

World Energy, continued

The following details the preliminary allocation of the purchase price consideration:

Cash	$8,000
Preliminary working capital adjustment	112
Fair value of 231,002 shares issued at closing	1,439
Fair value of the earnout	1,000
Portion of deferred obligation to issue shares of common stock	1,526
Total consideration	12,077

Less the fair value of assets acquired less liabilities assumed	(3,296)
Goodwill	$8,781

In connection with the acquisition of World Energy, the Company incurred an additional obligation to issue shares of its common stock to two of the sellers who also entered into employment agreements with the Company. Pursuant to the terms of the agreement, the Company is obligated to issue 448,050 shares of its common stock, with an aggregate fair value of approximately $3.7 million as of June 30, 2021, issuable in three equal installments on the sixth, twenty-fourth and the thirtieth monthly anniversaries of the closing date, provided that seller/employee is employed by the Company at the date of issuance. If the seller/employee is not employed at such issuance date, the shares attributable to that seller/employee are forfeited. The Company determined that under relevant accounting guidance that this obligation to issue shares would be accounted for as compensation and not as purchase price consideration. Accordingly, the fair values of each of the three compensation share obligations are accreted as compensation over each relevant compensation period, and for the three and six months ended June 30, 2021, the Company recorded as selling, general and administration expense, compensation costs of $427.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 4. Business Combination, continued

World Energy, continued

The Company has accounted for this acquisition as a business combination under ASC Topic 805 “Business Combinations”. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The fair values of the assets acquired and liabilities assumed by major class were recognized as follows:

Amount
Accounts receivable	$3,350
Inventory, net	1,282
Prepaid expenses and other current assets	100
Property and equipment, net	173
Intangible assets, net	1,560
Right-of-use asset	145
Goodwill	8,781
Other assets	12
Accounts payable	(1,094)
Lease liability, current	(56)
Accrued expenses and other current liabilities	(1,297)
Deferred revenue	(283)
Lease liability, non-current	(89)
Long-term debt, net of current portion	(507)
Total purchase consideration	$12,077

The acquired intangible assets are comprised of $1,560 related to the fair value of customer relationships which is amortized over three years.

The estimated fair value of the intangible asset acquired was determined based on the income approach to measure the fair value of the customer relationships. This fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 4. Business Combination, continued

World Energy, continued

Goodwill represents the excess of the purchase consideration over the estimated acquisition date fair value of the net tangible and intangible assets acquired. Goodwill is primarily attributable to expected post-acquisition synergies from integrating World Energy’s assembled workforce, products and processes into the Company’s product offerings. Goodwill recorded is not deductible for income tax purposes.

Supplemental disclosure of pro forma information:

The following unaudited pro forma financial information presents the combined results of the operations of XL Fleet and World Energy as if the acquisition of World Energy had occurred as of January 1, 2020. The unaudited pro forma financial information is not necessarily indicative of what the condensed consolidated results of operations actually would have been had the respective acquisitions been completed on January 1, 2020. In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined Company.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$6,502	$2,629	$12,118	$10,033
Net (loss) income	$(10,042)	$(14,058)	$52,272	$(20,564)
Per share amounts:
Net (loss) income per share - basic	$(0.07)	$(0.17)	$0.38	$(0.25)
Net loss per share - diluted	$(0.07)	$(0.17)	$(0.16)	$(0.25)

The above pro forma information includes pro forma adjustments to remove the effect of the following non-recurring transactions:

1.)	Non-recurring merger expenses of $498 added back for the three and six months ended June 30, 2021 and charged to expense for the six months ended June 30, 2020.
2.)	Elimination of interest expense associated with debt that was repaid in the acquisition of World Energy of $16 and $37 for the three and six months ended June 30, 2021, respectively and $20 and $41 for the three and six months ended June 30, 2020, respectively.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at June 30, 2021 and December 31, 2020:

	As of
	June 30, 2021	December 31, 2020
Accrued warranty costs	$1,657	$1,735
Accrued compensation and related benefits	2,533	1,001
Contingent purchase price consideration - Quantum	1,873	926
Deferred purchase price consideration – World Energy	1,680	-
Accreted contingent compensation to sellers of World Energy	427	-
Accrued financing fees	-	723
Accrued expenses, other	2,749	216
	$10,919	$4,601

Note 6. ROU Assets and Lease Liabilities

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

Note 6. ROU Assets and Lease Liabilities, continued

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

The Company’s operating leases are comprised primarily of office space and R&D and manufacturing facilities. Finance leases are comprised primarily of vehicle leases. Balance sheet information related to our leases is presented below (ASC 842 was adopted on January 1, 2021):

	June 30,	January 1,	December 31,
	2021	2021	2020
Operating leases:
Right-of-use assets	$3,360	$3,481	$–
Lease liability, current	477	469	–
Lease liability, non-current	2,929	3,012	–
Finance leases:
Right-of-use assets	1,115	897	–
Lease liability, current	368	265	–
Lease liability, non-current	612	632	–

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 6. ROU Assets and Lease Liabilities, continued

Other information related to leases is presented below:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Other information:
Operating lease cost	$216	$395

As of June 30, 2021
Operating cash flows from operating leases	$348
Weighted-average remaining lease term – operating leases (in months)	91.8
Weighted-average discount rate – operating leases	9.2%

As of June 30, 2021, the annual minimum lease payments of our operating lease liabilities were as follows:

For The Years Ending December 31,
2021 (excluding the six months ended June 30, 2021)	$427
2022	673
2023	633
2024	597
2025	613
Thereafter	1,891
Total future minimum lease payments, undiscounted	4,834
Less: imputed interest	(1,428)
Present value of future minimum lease payments	$3,406

Note 7. Note Payable

Paycheck Protection Program Loan

In March 2021, World Energy entered into a Promissory Note (the “PPP Note”) with Boston Private Bank & Trust Company as the lender (the “Lender”), pursuant to which the Lender agreed to make a loan to the Company under the Paycheck Protection Program (the "PPP Loan") offered by the U.S. Small Business Administration (the “SBA”) in a principal amount of $507 pursuant to Title 1 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan proceeds may be forgiven provided that the proceeds are used by the Company to pay for eligible payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. At June 30, 2021 the PPP loan was included in long term debt, net of current portion, within the condensed consolidated balance sheet. This loan was forgiven by the SBA during July 2021.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 8. Fair Value Measurements

Mark-to-Market Measurement

The Public Warrants were traded under the symbol XL.WS and the fair values were based upon the closing price of the Public Warrants at each measurement date. The Private Warrants were valued using a Black-Scholes model, pursuant to the inputs provided in the table below:

Input	Mark-to-Market Measurement at June 30, 2021	Mark-to-Market Measurement at December 31, 2020
Risk-free rate	0.76%	0.36%
Remaining term in years	4.47	4.98
Expected volatility	87.1%	95.4%
Exercise price	$11.50	$11.50
Fair value of common stock	$8.33	$23.73

The following table sets forth the Company’s liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of June 30, 2021
	Level I	Level II	Level III	Total

Liability:
Private Warrants	$-	$-	$20,811	$20,811
Contingent consideration -– Quantum Fuel Systems, LLC (Quantum)	$-	$-	$1,873	$1,873
Earnout – World Energy	$-	$-	$1,000	$1,000
Fair value of obligation to issue
shares of common stock to
sellers of World Energy	$-	$-	$2,040	$2,040

	Fair Value Measurements as of December 31, 2020
	Level I	Level II	Level III	Total

Liability:
Public Warrants	$62,100	$-	$-	$62,100
Private Warrants	$-	$-	$81,195	$81,195
Contingent consideration -– (Quantum)	$-	$-	$1,849	$1,849

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 8. Fair Value Measurements, continued

The following is a roll forward of the Company’s Level 3 instruments:

Balance, January 1, 2021	$145,144
Fair value adjustments- Contingent consideration	24
Obligation to issue shares of common stock to sellers of World Energy	1,526
Settlement of derivative liability upon exercise of warrants	(47,162)
Settlement of derivative liability upon call of warrants	(591)
Fair value adjustments- Warrant liability	(74,731)
Fair value adjustments – World Energy	514
Earnout – World Energy	1,000
Balance, June 30, 2021	$25,724

During the six months ended June 30, 2021, 7,441,020 Public Warrants were exercised, which resulted in the issuance of 7,441,020 shares of the Company's Common Stock, generating cash proceeds of $85,555 and 225,647 Public Warrants were called at $0.01 per warrant. No Public Warrants remain outstanding as of June 30, 2021.

Note 9. Warrants

Legacy XL Common Stock Warrants:

During the six months ended June 30, 2021, 243,000 Legacy XL Warrants were exercised, which resulted in the issuance of 233,555 shares of the Company’s common stock, in a cashless exercise.

A summary of the warrant activity for the six months ended June 30, 2021 was as follows:

Warrants	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2021	249,117	$0.76
Issued	-	-
Exercised	(243,000)	0.76
Outstanding at June 30, 2021	6,117	$0.76
Exercisable at June 30, 2021	6,117	$0.76

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 10. Share-Based Compensation Expense

Share-based compensation expense for stock options, restricted stock awards, and restricted stock units for the three months ended June 30, 2021 and 2020 was $754 and $225, respectively, and $1,196 and $277 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was $6,827 of unrecognized compensation cost related to stock options which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 3.5 years.

Stock Options

During the six months ended June 30, 2021, the Company issued 627,160 options to certain employees and board members that will vest over a period of one to four years.

A summary of stock option award activity for the six months ended June 30, 2021 was as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2020	10,975,224	$0.57	7.6
Granted	627,160	9.04
Exercised	(95,745)	0.24
Cancelled or forfeited	(41,146)	8.11
Outstanding at June 30, 2021	11,465,493	$1.01	7.1
Exercisable at June 30, 2021	6,555,419	$0.26	6.2

The aggregate intrinsic value of stock options exercised in the six months ended June 30, 2021 and 2020 was $1,555 and $0 as determined on the date of exercise. Cash received from options exercised for the six months ended June 30, 2021 and 2020 was $23 and $0, respectively.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 10. Share-Based Compensation Expense, continued

Restricted Stock Awards

The fair value of restricted stock awards is estimated by the fair value of the Company’s Common Stock at the date of grant. Restricted stock activity during the six months ended at June 30, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested, at beginning of period	446,332	$0.24
Granted	-	-
Vested	-	-
Cancelled or forfeited	-
Non-vested, at end of period	446,332	$0.24

Restricted Stock Units

During the six months ended June 30, 2021, the Company issued 377,373 restricted stock units to directors which will vest over a period of one to four years.

The fair value of restricted stock unit awards is estimated by the fair value of the Company’s Common Stock at the date of grant. Restricted stock activity during the six months ended at June 30, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested, at beginning of period	-	$-
Granted	377,373	7.19
Vested	-	-
Cancelled or forfeited	(3,567)	14.17
Non-vested, at end of period	373,806	$7.12

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

Rent expense under the operating lease for the three months ended June 30, 2021 and 2020 was $58 and $55, respectively, and $135 and $113 for the six months ended June 30, 2021 and 2020, respectively.

Future minimum lease payments for this lease are as follows:

2021 (Six months)	$117
2022	39
Total	$156

Note 12. Commitments and Contingencies

Sponsorship Commitment: On February 24, 2021, the Company agreed to a sponsorship agreement with several entities related to the UBS Arena, Belmont Park and the NY Islanders Hockey Club.  Pursuant to that Agreement, the Company was designated an “Official Electric Transportation Partner of UBS Arena” with various associated marketing and branding rights. The sponsorship agreement has a term of three years with a sponsor fee of approximately $0.5 million per year, of which $250 was paid in March, 2021. One of the directors of XL Fleet is a co-owner of the NY Islanders Hockey Club.

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

Purchase Commitments:

The Company has entered into firm commitments to purchase batteries and motors from major suppliers. As of June 30, 2021, these purchase obligations consisted of an obligation of $8.1 million to purchase batteries by December, 2021, an obligation of $2.3 million to purchase motors by July, 2022 and an open ended commitment of $2.7 million to purchase batteries. In light of the lack of OEM chassis availability reducing demand for the Company’s Drive Systems, the Company and the $8.1 million battery supplier are negotiating an amendment to this agreement to provide the Company with an additional reasonable period of time to consume the remaining battery commitment.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 12. Commitments and Contingencies, continued

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

On March 8, 2021, a putative class action complaint was filed in federal district court for the Southern District of New York (Suh v. XL Fleet Corp., et al., Case No. 1:21-cv-02002) against the Company and certain of its current officers and directors. On March 12, 2021, a second putative class action complaint was filed in federal district court for the Southern District of New York (Kumar v. XL Fleet Corp., et al., Case No. 1:21-cv-02171) against the Company and certain of its current officers and directors. Those cases were consolidated and a lead plaintiff appointed in June 2021, and an amended complaint filed on July 20, 2021 alleging that certain public statements made by the defendants between October 2, 2020 and March 2, 2021 violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company believes that the allegations asserted in the amended complaint are without merit, and the Company intends to vigorously defend the lawsuit. There can be no assurance, however, that the Company will be successful. At this time, the Company is unable to estimate potential losses, if any, related to the lawsuit.

Note 13. Net (Loss) Income Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2021, and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income - basic	$(10,469)	$(13,499)	$51,445	$(19,953)
Reverse: change in fair value of warrant liabilities	-	-	(74,731)	-
Net loss - diluted	$(10,469)	$(13,499)	$(23,286)	$(19,953)

Denominator:
Weighted average shares outstanding, basic	139,237,805	82,990,664	137,416,593	82,577,953

Dilutive effect of warrants	-	-	181,942	-

Weighted average shares outstanding, diluted	139,237,805	82,990,664	137,598,535	82,577,953

Net (loss) income per share, basic	$(0.08)	$(0.16)	$0.37	$(0.24)

Net loss per share, diluted	$(0.08)	$(0.16)	$(0.17)	$(0.24)

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 13. Net Income (Loss) Per Share, continued

Potential dilutive securities, which include stock options, warrants and restricted stock units have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2020 as the effect would be to reduce the net loss per share. Therefore, for this period the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.

The number of shares underlying outstanding dilutive securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Stock options	11,399,635	11,584,747	11,399,635	11,584,747
Private Warrants	4,233,333	-	-	-
XL Legacy Warrants	6,117	2,507,338	6,117	2,507,338
Restricted stock units	322,225	-	322,225	-
Total	15,961,310	14,092,085	11,727,977	14,092,085

Note 14. Retirement Plan

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

In connection with the acquisition of World Energy, XL Fleet adopted the World Energy 401(k) plan whose features are the same as those of the XL Fleet 401(k) plan except that (i) Participants are allowed to contribute, subject to IRS limitations on total annual contributions from 1% to 100% of eligible earnings and (ii) the safe harbor non-elective contribution is equal to 3% of employee’s compensation.

Note 15. Subsequent Event

Minority investment in eNow: On July 15, 2021, XL Fleet purchased $3 million in convertible notes in eNow. Additionally, XL Fleet has the right to acquire eNow at a pre-determined valuation and has a right of first refusal with respect to competing offers to acquire eNow, which expire if unexercised as of December 31, 2021. XL Fleet and eNow have also entered into a development and supply agreement pursuant to which XL Fleet is the exclusive provider of high voltage batteries and associated power systems for use in eNow eTRUs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our financial condition and results of operations. This discussion and analysis should be read together with our results of operations and financial condition and the audited and unaudited consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (SEC) on March 31, 2021, as amended in our filing on Form 10-K/A filed with the SEC on May 17, 2021, which, as so amended, we refer to as the Annual Report. In addition to historical financial information, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q and under “Risk Factors” in Item 1A of the Annual Report and in Part II, Item 1A under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 17, 2021.

Certain figures, such as interest rates and other percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our consolidated financial statements or in the associated text. Amounts in Item 2 are presented in millions, except share and per share amounts. Certain other amounts that appear in this section may similarly not sum due to rounding.

As used in this discussion and analysis, references to “XL,” “the Company,” “we,” “us” or “our” refer only to XL Fleet Corp. and its consolidated subsidiaries.

Overview

We are a leading provider of fleet electrification solutions for commercial vehicles in North America, offering our systems for vehicle electrification (“Drive Systems”) and through our XL Grid offerings, providing infrastructure solutions such as charging stations to enable customers to effectively plug in their electrified vehicles. XL Fleet has over 4,400 electrified powertrain systems sold and having driven over 160 million miles by over 235 fleets as of June 30, 2021. Our vision is to become a world leader in fleet electrification solutions, with a mission of accelerating the adoption of fleet electrification systems through cost effective, customer tailored and comprehensive solutions.

In over 10 years of operations, we believe that we have built one of the largest end-use commercial fleet customer bases of any Class 2-6 vehicle electrification company in North America. Our fleet electrification solutions for commercial vehicles provide the market with cost-effective hybrid and plug-in hybrid solutions with on-board telematics that are available for sale and deployment across a broad range of popular vehicle chassis from the world’s leading OEMs. We launched our infrastructure division in December 2020 and with the acquisition of World Energy Efficiency Services, LLC (“World Energy”) in May 2021, we are able to offer comprehensive solutions to commercial fleets to sustainably transform their operations. Through the capabilities we acquired with World Energy, we are able to provide turnkey energy efficiency, renewable technology, electric vehicle charging stations and other energy solutions throughout New England, which adds capability and capacity to our XL Grid division. We believe we are positioned to capitalize on our market leadership as we expand our product offering into additional propulsion technologies including full battery electric, heavier vehicles such as Class 7-8 vehicles, and additional vehicle models in Class 2-6. Our agreement with and investment in eNow, Inc. in July 2021 gives us access to electrification of the Class 8 refrigerated trailer market and we have begun work on a number of full EV Drive Systems (“XL ELECTRIC™”) including our announced agreement with Curb Tender for Class 6 refuse applications. We currently sell most of our Drive Systems through a network of commercial vehicle upfitters, which we estimate has the capacity to process over 100,000 commercial vehicles a year. We are also developing systems and solutions for application on vehicles outside of North America and expect such international sales to commence in 2022.

Our current electrified Drive Systems are comprised of an electric motor that is mounted onto the vehicle’s drive shaft, an inverter motor controller, and a lithium-ion battery pack to store energy to be used for propulsion. We deploy our electrified Drive Systems (XLH™ and XLP™) onto the chassis of vans, pickups, shuttle buses, delivery trucks, and many other commercial vehicles produced by OEMs such as Ford, GMC, Chevrolet and Isuzu. This technology can be installed as the vehicles are being manufactured by industry standard second stage manufacturers, known as upfitters, in less than one day, with no negative impact on the vehicles’ operational performance or factory warranties and with reduced maintenance cost. Our electrified powertrain systems capture and store energy during braking and subsequently deploy that energy into the driveline during acceleration, operating in parallel with the existing OEM drive train. In addition, our plug-in hybrid system offers the ability to supplement this energy via a connection with an AC electricity source, including a level 1 or level 2 charger. Our systems enable vehicles to burn less fuel and emit less CO2, resulting in increases of up to a 25-50% MPG improvement and up to a 20-33% reduction in GHG emissions. To date, vehicles deploying our electrification solutions have driven over 160 million miles.

With our acquisition of World Energy, we became a provider of energy efficiency, renewable technology, electric vehicle charging station and other energy solutions to customers across the New England region. By leveraging our comprehensive solutions in combination with utility incentive programs, project management and financing, we assist companies throughout all aspects of the fleet vehicle electrification process. We provide full-service electric vehicle charger installations, including the assessment of a location’s electrical infrastructure, site layout of the charging area plan and equipment installation. We believe that the availability of robust electric vehicle charging and infrastructure solutions is critical to meeting the long-term fleet electrification goals of our customers which in turn will translate into growth opportunities for the Company.

Recent Developments

Acquisition of World Energy: On May 17, 2021 (“Closing Date”), we acquired 100% of the membership interests of World Energy for $8.1 million in cash paid on the Closing Date, inclusive of an estimated $0.1 million dollar adjustment for closing date networking capital. In addition, we are obligated to issue shares of the Company’s common stock valued at $7.0 million. The purchase price is subject to an additional earn out payment of $1.0 million payable if World Energy achieves its targeted 2021 revenue. With respect to the share component of the purchase price, 231,002 shares were issued at the Closing Date, with the balance issuable in three installments on the 6, 24 and 30 month anniversary of the Closing Date, provided that the senior executives of World Energy remain employed with us. World Energy provides turnkey energy efficiency, renewable technology, electric vehicle charging stations and other energy solutions throughout New England. We completed the acquisition to further the strategy of our XL Grid business to provide a suite of charging and power solutions to support fleet electrification.

Minority investment in eNow: On July 15, 2021, we purchased $3 million in convertible notes in eNow, Inc. (“eNow”), a provider of solar and battery power systems that enable fully-electric transport refrigeration units (“eTRUs”) for Class 8 commercial trailers. Additionally, we have the right to acquire eNow at a pre-determined valuation and have a right of first refusal with respect to competing offers to acquire eNow, which expire if unexercised as of December 31, 2021. XL Fleet and eNow have also entered into a Development and Supply Agreement pursuant to which we are the exclusive provider of high voltage batteries for use in eNow eTRUs.

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

Consistent with the actions taken by governmental authorities, we have taken appropriately cautious steps to protect our workforce and support community efforts. As part of these efforts, and in accordance with applicable government directives, beginning in late March 2020, we implemented work from home policies where practical at our facilities. Effective June 30, 2021 all 150 employees were working full-time from one of our five offices or from home. Current COVID policies include universal facial covering requirements if not vaccinated, rearranging facilities to follow social distancing protocols, employees self-screening before going into the office, enhanced cleaning procedures, ability to go mask-free if proof of vaccination is provided to Human Resources, and strict quarantine protocols for any suspected or confirmed employee cases. However, the COVID-19 pandemic and the continued precautionary actions taken related to COVID-19 have adversely impacted, and are expected to continue to adversely impact, our operations, our contractors and the automotive original equipment manufacturers.

We have experienced, and expect to continue to experience, reduced operations and production line shutdowns at vehicle OEMs due to COVID-19, limitations on travel by our personnel and personnel of our customers, and future delays or shutdowns of vehicle OEMs or our suppliers.

The COVID-19 pandemic and the protocols and procedures we have implemented in response to the pandemic have caused some delays in operational activities. The full impact of the COVID-19 pandemic on its business and results of operations subsequent to June 30, 2021 will depend on future developments, such as the ultimate duration and scope of the outbreak and its impact on its operations and impact on its customers and industry partners.

As the COVID-19 pandemic continues to evolve, we believe the extent of the impact to our business, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the COVID-19 pandemic, the pandemic’s impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Those primary drivers are beyond our knowledge and control, and as a result, at this time we are unable to predict the cumulative impact, both in terms of severity and duration, that the COVID-19 pandemic will have on our business, operating results, cash flows and financial condition, but it could be material if the current circumstances continue to exist for a prolonged period of time. Although we have made our estimates based upon current information, actual results could materially differ from the estimates and assumptions developed by management. Accordingly, it is reasonably possible that the estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, and if so, we may be subject to future impairment losses related to long-lived assets as well as changes to recorded reserves and valuations. In addition, we believe that the impact of the global microchip shortage that the entire vehicle industry is currently experiencing will adversely impact our operating results in fiscal year 2021.

Public Company Costs

As a consequence of the Merger, we are an NYSE-listed company, which required us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.

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

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section entitled “Risk Factors—Risks Related to our Business and Industry” and in Part II, Item 1A under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 17, 2021.

We are a leader in fleet electrification which represents a very large market opportunity as the commercial fleet industry transforms to more sustainable operations in the coming decades. To capitalize on this opportunity, we have a strategy to leverage our existing products and sales channels to market while also expanding our product line through new product development and expanding our capability to market and sell those products. Key factors affecting our operating results include our ability to increase sales of our current product offerings, expand our product offerings in the future and to realize customer demand for such product offerings. We believe that the size of our sales opportunity pipeline and committed backlog are important indicators of future performance. There are challenges and risks to our plan to capture these opportunities, such as:

●	system architecture design choices must provide adequate functionality and value for customers;

●	component sourcing agreements must deliver targets for cost reduction while maintaining high quality and reliability;

●	design, development and validation of new product systems must be on time and on budget to meet the opportunity in the market and capacity to develop and commercialize these new products will have to be increased;

●	sales and marketing efforts must be effective in forging the relationships to deliver these products to market and generate demand from the end users and channel partners. We will need to increase our capabilities in market segment analysis and understanding as it relates to system requirements and functionality.

●	OEMs and principal equipment component suppliers must be able to provide ample supply throughout the year to meet our sales goals. We have experienced interruptions in OEM vehicle supply amid a worldwide microchip shortage which caused the OEMs to stop taking fleet orders for much of the first half of the year 2021 and possibly through the second half of 2021. Some of our customers will not purchase our electric propulsion systems without OEM vehicle chassis on which to install those systems. This has had and may continue to have an adverse impact on our operating results in fiscal year 2021 and may continue to do so in 2022; This is causing a prolonged disruption to sales of our electrified Drive Systems. We have flexibility to also provide our Drive Systems as a retrofit for existing fleet vehicles and a good portion of our second quarter 2021 Drive System shipments were for retrofits. We will continue to develop new sales opportunities through creative access to new vehicles for our customers as well as providing retrofits where applicable. We re-entered the California market with CARB approval in June 2021 for our Transit HEV systems and we expect additional EOs from CARB for other applications over the coming months. We have seen positive signs in terms of increased budgets from municipal customers, but we believe the OEM chip shortage is hindering the rebound in that area of the market, despite budget availability.

●	energy-efficiency upgrades must translate into bottom-line savings for our clients; and

●	our success will depend on our ability to make it easier, cheaper and simpler for companies to electrify their fleets.

Key Components of Statements of Operations

Research and Development Expense

Research and development expenses consist primarily of costs incurred for the discovery and development of our electrified powertrain offerings and assessment of charging infrastructure technologies, which include:

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

Selling, General and Administrative Expense

Selling, general and administrative expenses consist of personnel-related expenses for our corporate, executive, finance, sales, marketing and other administrative functions, expenses for outside professional services, including legal, audit and accounting services, as well as expenses for facilities, depreciation, amortization, travel, sales and marketing. Personnel-related expenses consist of salaries, benefits and share-based compensation. We expect our selling, general and administrative expenses to increase for the foreseeable future as we scale headcount with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC that may include legal, audit, additional insurance expenses, investor relations activities and other administrative and professional services.

Other (Income) Expense, Net

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The consolidated statements of operations for the three months ended June 30, 2021 and 2020 are presented below:

	Three Months Ended June 30,		$ Change	% Change
	2021	2020
(In thousands)
Revenues	$3,694	$1,912	1,782	93.2
Cost of revenues	2,732	1,868	864	46.3
Gross profit	962	44	918	2,086.4
Operating expenses:
Research and development	2,809	637	2,172	341.0
Selling, general and administrative expenses	10,822	3,003	7,819	260.4
Loss from operations	(12,669)	(3,596)	(9,073)	252.3
Other (income) expense:
Interest expense, net	10	1,729	(1,719)	(99.4)
Loss on asset disposal	21	-	21	-
Change in fair value of obligation to issue shares of common stock to sellers of World Energy	514	-	514	-
Change in fair value of warrant liability	(2,726)	-	(2,726)	-
Change in fair value of convertible notes payable derivative liability	-	8,174	(8,174)	(100.0)
Other income	(19)	-	(19)	-
Net (loss) income	$(10,469)	$(13,499)	3,030	(22.4)

Revenues

Revenues increased by $1.8 million, or 93.2%, to $3.7 million in the three months ended June 30, 2021 from $1.9 million for the three months ended June 30, 2020. The increase was primarily due to the addition of energy infrastructure solutions revenues, which through the May 17, 2021 acquisition of World Energy, became part of our XL Grid platform generating $2.4 million of revenue across over 70 unique projects. This increase was partially offset by a net decrease of $0.6 million in revenues from the sale of our Drive Systems. Interruptions in OEM vehicle supply amid a worldwide microchip shortage has caused OEMs to stop taking fleet orders for much of the first half of the year 2021 and some OEMs are telling large fleets they will receive zero new vehicles in 2021.

Cost of Revenues

Cost of revenues increased by $0.9 million, or 46.3%, to $2.7 million in the three months ended June 30, 2021 from $1.9 million for the three months ended June 30, 2020. Cost of revenues increased by $1.4 million for energy infrastructure projects completed (associated with our recent acquisition), $0.1 million for write-offs and allowances for Drive Systems inventory and $0.1 million for overhead allocation for Drive Systems. These increases were offset by a decrease in the costs of revenue of $0.7 million of Drive Systems, due to a decrease in sales.

Gross Profit (Loss)

Gross profit increased by $0.9 million, to $1.0 million in the three months ended June 30, 2021 from $0.0 million for the three months ended June 30, 2020. The gross profit increased by $1.0 million on the sales of infrastructure projects. This is offset by a decrease of $0.1 million for gross profit on the sale of Drive Systems.

Research and Development

Research and development expenses increased by $2.2 million, or 341.0%, to $2.8 million in the three months ended June 30, 2021 from $0.6 million for the three months ended June 30, 2020. The increase was primarily due to additional employee compensation costs of $1.0 million, professional service expenses of $0.3 million, facilities and production costs of $0.1 million and technology expenses of $0.1 million. The increase was primarily due to the hiring of 21 additional engineering staff to support sales growth and to further develop and broaden our Drive Systems product lines.

Selling, General and Administrative

Selling, general, and administrative expenses increased by $7.8 million, or 260.4%, to $10.8 million in the three months ended June 30, 2021 from $3.0 million for the three months ended June 30, 2020. The increase consisted principally of an increase in legal, accounting and other professional fees incurred in connection with meeting SEC and other financial reporting responsibilities in the amount of $3.0 million, and an increase in headcount of about 27 employees attributable to the responsibilities of becoming a public company and to build out our human resource infrastructure in the amount of $2.5 million,. The aforementioned legal, accounting and other professional fees consist of consulting fees of $2.1 million and legal fees of $0.9 million. Additionally, with the acquisition of World Energy, selling, general, and administrative expenses in the period increased by approximately $0.9 million compared to the comparable period in the prior year, consisting principally of employee compensation, benefits and professional fees.

Other (Income) Expense

Interest expense, net decreased by $1.7 million, or 99.4%, to $0.0 million in the three months ended June 30, 2021 from $1.7 million for the three months ended June 30, 2020 primarily due to the Company repaying or converting substantially all debt prior to December 31, 2020. The change in fair value of obligation to issue shares of common stock to sellers of World Energy of $514 for the three months ended June 30, 2021 was due to an increased stock price from the date of the acquisition. The change in fair value of warrant liability of $2.7 million for the three months ended June 30, 2021 was principally due to a decrease in the fair value of our Common Stock.

Comparison of the Six Months Ended June 30, 2021 and 2020

The consolidated statements of operations for the six months ended June 30, 2021 and 2020 are presented below:

	Six Months Ended June 30,		$ Change	% Change
	2021	2020
(In thousands)
Revenues	$4,369	$3,144	1,225	39.0
Cost of revenues	4,123	3,152	971	30.8
Gross profit (loss)	246	(8)	254	(3,175.0)
Operating expenses:
Research and development	4,221	1,651	2,570	155.7
Selling, general and administrative expenses	18,780	5,494	13,286	241.8
Loss from operations	(22,755)	(7,153)	(15,602)	218.1
Other (income) expense:
Interest expense, net	21	3,025	(3,004)	(99.3)
Loss on extinguishment of debt	-	1,038	(1,038)	(100.0)
Loss on asset disposal	21	-	21	-
Change in fair value of obligation to issue shares of common stock to sellers of World Energy	514	-	514	-
Change in fair value of warrant liability	(74,731)	-	(74,731)	-
Change in fair value of convertible notes payable derivative liability	-	8,737	(8,737)	(100.0)
Other income	(25)	-	(25)	-
Net income (loss)	$51,445	$(19,953)	71,398	(357.8)

Revenues

Revenues increased by $1.2 million, or 39.0%, to $4.4 million in the six months ended June 30, 2021 from $3.1 million for the six months ended June 30, 2020. The increase was primarily due to the addition of energy infrastructure solutions revenues, which through the acquisition of World Energy, became part of our XL Grid platform generating $2.4 million of revenue across over 70 unique projects. This increase was partially offset by a net decrease of $1.2 million in revenues from the sale of our Drive Systems. Interruptions in OEM vehicle supply amid a worldwide microchip shortage has caused OEMs to stop taking fleet orders for much of the first half of the year 2021 and some OEMs are telling large fleets they will receive zero new vehicles in 2021. This is causing a prolonged disruption to sales of our electrified Drive Systems. We have flexibility to also provide our Drive Systems as a retrofit for existing fleet vehicles and a good portion of our second quarter 2021 Drive System shipments were for retrofits. We will continue to develop new sales opportunities through creative access to new vehicles for our customers as well as providing retrofits where applicable. We re-entered the California market with CARB approval in June 2021 for our Transit HEV systems and we expect additional EOs from CARB for other applications over the coming months. We have seen positive signs in terms of increased budgets from municipal customers, but we believe the OEM chip shortage is hindering the rebound in that area of the market, despite budget availability.

Cost of Revenues

Cost of revenues increased by $1.0 million, or 30.8%, to $4.1 million in the six months ended June 30, 2021 from $3.2 million for the six months ended June 30, 2020. Cost of revenues increased by $1.4 million for energy infrastructure projects completed (associated with our recent acquisition), $0.3 million for write-offs and allowances for Drive Systems inventory and $0.2 million for overhead allocation for Drive Systems. These increases were offset by a decrease in the costs of revenue of $0.9 of Drive Systems, due to a decrease in sales.

Gross Profit (Loss)

Gross profit increased by $0.3 million, to $0.3 million in the six months ended June 30, 2021 from $0.0 million for the six months ended June 30, 2020. The gross profit increased by $1.0 million on the sales of infrastructure projects. This is offset by a decrease of $0.8 million for gross profit on the sale of Drive Systems.

Research and Development

Research and development expenses increased by $2.6 million, or 155.7%, to $4.2 million in the six months ended June 30, 2021 from $1.7 million for the six months ended June 30, 2020. The increase was primarily due to additional employee compensation costs of $1.2 million, professional service expenses of $0.4 million, facilities and production costs of $0.3 million and technology expenses of $0.1 million. The increase was primarily due to the hiring of 21 additional engineering staff to support unit sales growth and to further develop and broaden our Drive Systems product lines.

Selling, General and Administrative

Selling, general, and administrative expenses increased by $13.3 million, or 241.8%, to $18.8 million in the six months ended June 30, 2021 from $5.5 million for the six months ended June 30, 2020. The increase consisted principally of an increase in legal, accounting and other professional fees incurred in connection with meeting SEC and other financial reporting responsibilities in the amount of $5.3 million, and an increase in headcount of about 27 employees attributable to the responsibilities of becoming a public company and to build out our human resource infrastructure in the amount of $4.2 million. The aforementioned legal, accounting and other professional fees consist of consulting fees of $3.5 million and legal fees of $1.8 million. Additionally, with the acquisition of World Energy, selling, general, and administrative expenses in the six-month period increased by approximately $0.9 million compared to the comparable period in the prior year, consisting principally of employee compensation and benefits and professional fees.

Other (Income) Expense

Interest expense, net decreased by $3.0 million, or 99.3%, to $0.0 million in the six months ended June 30, 2021 from $3.0 million for the six months ended June 30, 2020 primarily due to the Company repaying or converting substantially all debt prior to December 31, 2020. We incurred a loss on extinguishment of $1.0 million in connection with the amendment of certain convertible notes for the six months ended June 30, 2020. There was no loss on extinguishment of debt for the six months ended June 30, 2021. The change in fair value of obligation to issue shares of common stock to sellers of World Energy of $514 for the six months ended June 30, 2021 was due to an increased stock price from the date of the acquisition. The change in fair value of warrant liability of $74.7 million for the six months ended June 30, 2021 was principally due to a decrease in the fair value of our Common Stock.

Liquidity and Capital Resources

As of June 30, 2021, we had working capital of $389.4 million, including cash, cash equivalents and restricted cash of $384.8 million. We had net income of $51.4 million (a net loss of $23.3 million after adjusting for a non-cash gain of $74.7 million to recognize the change in fair value of warrant liability) for the six months ended June 30, 2021 and incurred a net loss of $20.0 million for the six months ended June 30, 2020.

During the six months ended June 30, 2021, 7,441,020 public warrants were exercised, which resulted in the issuance of 7,441,020 shares of the Company's Common Stock, generating cash proceeds of approximately $85.6 million.

We expect to continue to incur net losses in the short term, as we continue to execute on our strategic initiatives to optimize our production for scale, invest in the sales and channel teams, and expand our products and services. Based on our current liquidity, we believe that no additional capital will be needed to execute our current business plan over the next 12 months.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows:

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in)
Operating activities	$(20,544)	$(7,824)
Investing activities	$(9,886)	$(127)
Financing activities	$85,439	$9,472
Net change in cash and cash equivalents	$55,009	$1,521

Cash Flows Used in Operating Activities

The net cash used in operating activities for the six months ended June 30, 2021 was $20.5 million. Sources consisted of net income of $51.4 million (a net loss of $23.3 million after adjusting for a non-cash gain of $74.7 million to recognize the change in fair value of warrant liability), a decrease in accounts receivable of $6.6 million, an increase in accrued expenses and other current liabilities of $2.2 million, and noncash items in the aggregate of $2.5 million. The sources of operating cash were offset by a change in the fair value of warrant liabilities of $74.7 million, an increase of inventory of $7.5 million and a decrease in accounts payable of $0.9 million. The net cash used in operating activities for the six months ended June 30, 2020 was $7.8 million which consisted of a net loss of $20.0 million, offset principally by a change in the fair value of warrant liabilities of $9.8 million, an increase of debt discount amortization of $1.8 million, an increase of $0.3 million to stock-based compensation, and noncash items in the aggregate of $0.6.

Cash Flows Used in Investing Activities

The net cash used in investing activities for the six months ended June 30, 2021 was $9.9 million which consisted of a payment to acquire the membership interests of World Energy of $8.1 million and purchases of equipment of $1.8 million including $0.7 million towards the purchase of electric buses. The net cash used in investing activities for the six months ended June 30, 2020 was $0.1 million which consisted of the purchase of R&D equipment.

Cash Flows Provided by Financing Activities

The net cash provided by financing activities for the six months ended June 30, 2021 was $85.4 million, substantially all of which consisted of proceeds from the exercise of public warrants. The net cash provided by financing activities for the six months ended June 30, 2020 was $9.5 million which consisted of proceeds from the issuance of subordinated convertible promissory notes of $8.9 million, and proceeds from the paycheck protection program of $1.1 million.

Related Parties

We are party to a noncancelable lease agreement for office, research and development, and vehicle development and installation facilities with a holder of more than 5% of our Common Stock. The lease term extends through February 28, 2022. Pursuant to the terms of the lease agreement, we currently pay monthly rent installments of $19,473 for this property. The lease includes a rent escalation clause, and rent expense is being recorded on a straight-line basis. Rent expense under the operating lease was $0.1 million and $0.1 million for the three months ended June 30, 2021 and 2020 and $0.1 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively.

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

While our significant accounting policies are described in the notes to our historical financial statements included elsewhere in this Quarterly Report on Form 10-Q (see Note 2 in the accompanying unaudited condensed consolidated financial statements), we believe that the following accounting policies require a greater degree of judgment and complexity: revenue recognition, business combinations and convertible notes derivative accounting. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Revenue Recognition: Our revenue is derived from the sales of hybrid electric powertrain systems and turnkey energy efficiency, renewable technology, electric vehicle charging stations and other energy solutions (“XL Grid”). Our Drive Systems products are marketed and sold to end-user fleet customers and channel partners in the United States and Canada. The Company’s XL Grid solutions are marketed and sold to municipalities, corporations and other businesses and principally funded through energy tax credits and rebates provided by public and private utilities. Sales of products and services are subject to economic conditions and may fluctuate based on changes in the industry, trade policies and financial markets.

Revenue is recognized upon transfer of control to the customer, which occurs when we have a present right to payment, legal title has passed to the customer, the customer has the significant risks and rewards of ownership, and where acceptance is not a formality, the customer has accepted the product or service. As it relates to our Drive Systems, in general, transfer of control is upon shipment of the equipment as the terms are free on board shipping point, or equivalent and we have no other promised goods or services in our contracts with customers. In limited instances, we provide installation services to end-user fleet customers related to the purchased hybrid electric powertrain equipment. When provided, the installation services are not distinct within the context of the contract due to the fact that the end-use fleet customer is purchasing a completed modification to our vehicles and therefore, the installation services involve significant integration to integrate the hybrid electric powertrain equipment with the customer’s vehicle. As a result, the hybrid electric powertrain equipment and installation services represent a single performance obligation within these contracts with customers. We have elected to treat shipping and handling activities related to contracts with channel partner customers as costs to fulfill the promise to transfer the associated equipment and not as a separate performance obligation.

As for revenue recognition with XL Grid, in general, transfer of control is upon the acceptance and certification of project completion by both the end-customer and the utility who is funding the credits and rebates, representing a single performance obligation to us. Due to the short-term nature of projects (typically two to three weeks), we recognize revenues from all activities at a point in time, when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and we have the right to payment for the transferred asset. We also assess multiple contracts entered into by the same customer in close proximity to determine if the contracts should be combined for revenue recognition purposes. During the duration of a project, all direct material and labor costs and those indirect costs related to the project are capitalized, and customer deposits are treated as liabilities. Once a project has been completed and the energy efficiency upgrades have been deemed to meet client specifications, capitalized costs are charged to earnings.

For the XL Grid customers, we provide limited-assurance-type warranties for our equipment and work performed under our contracts. The warranty period typically extends for 3 years following transfer of control of the equipment. The warranties solely relate to correction of product defects during the warranty period, which is consistent with similar warranties offered by competitors. Therefore, we have determined that this warranty is outside the scope of ASC 606 and will continue to be accounted for under ASC 460, Guarantees. At the time of purchase of the equipment, customers may purchase from us an extended warranty for our equipment. The extended warranty commences upon the end of the assurance-based warranty period and is considered a separate performance obligation that represents a stand-ready obligation to perform warranty services after the assurance-type warranty expires. The transaction price allocated to the extended warranty is recognized ratably over the extended warranty period.

Pertaining to our revenue from the sale of XL Grid solutions, we provide limited-assurance-type warranties for a term of one year for installation work performed under our contracts. Warranties for equipment resold to customers are provided by the original equipment manufacturers.

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

Emerging Growth Company Status

We are an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”). Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We may elect not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time we are no longer considered to be an emerging growth company. At times, we may elect to early adopt a new or revised standard. See Note 2 of the accompanying unaudited condensed consolidated financial statements herein and Note 3 of the audited consolidated financial statements in our Annual Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three and six months ending June 30, 2021 and 2020.

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

We will remain an emerging growth company under the JOBS Act until December 31, 2021.

New and Recently Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are applicable to us as of the specified effective date. As of June 30, 2021, there are no new accounting pronouncements not yet adopted that will have an impact on our financial position or results of operation.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and our Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021.

Based on this evaluation, including the presence of a material weakness as discussed below and the continuation of the material weaknesses described in our Annual Report, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2021.

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

Changes in Internal Control Over Financial Reporting

On April 19, 2021 we hired our Chief Financial Officer who during the quarter ended June 30, 2021 provided further segregation of duties and brought public company experience and additional monitoring controls into the accounting and finance functions. Otherwise, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2021, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, see Legal Proceedings in Note 12, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

There have not been any material changes to the risk factors disclosed in our Annual Report for the year ended December 31, 2020 other than those disclosed in our Part II, Item 1A under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 17, 2021 and those disclosed below.

Our XL Grid business depends in part on support from gas and electric utilities for energy efficiency, and a decline in such support could harm our business.

Our XL Grid energy efficiency services business depends in large part on government legislation and policies that support energy efficiency projects and that enhance the economic feasibility of our energy efficiency services for customers. Several of the states in which we operate support our customers’ investments in energy efficiency through legislation and regulations that provide financial incentives for customers to procure our energy efficiency services.

Our customers frequently depend on these programs to help justify the costs associated with, and to finance energy efficiency projects. If any of these incentives are adversely amended, eliminated or not extended beyond their current expiration dates, or if funding for these incentives is reduced, it could adversely affect our ability to complete projects for our existing customers and obtain project commitments from new customers.

Failure of our subcontractors to properly perform their services in a timely manner could cause delays in the delivery of our XL Gird energy efficiency projects which could damage our reputation, have a negative impact on our relationships with our customers and adversely affect our growth.

Our success depends on our ability to provide quality, reliable energy efficiency services in a timely manner, which in part requires the proper removal and installation of lighting, mechanical and electrical systems by our subcontractors upon which we depend. Substantially all of our energy efficiency solutions are installed by subcontractors. Any delays, malfunctions, inefficiencies or interruptions in our energy efficiency services caused by improper installation by our subcontractors could cause us to have difficulty retaining current customers and attracting new customers. Such delays could also result in additional costs that could affect the profit margin of our projects. In addition, our brand, reputation and growth could be negatively impacted.

Our XL Grid energy efficiency activities and operations are subject to numerous health and safety laws and regulations, and if we violate such regulations, we could face penalties and fines.

We are subject to numerous health and safety laws and regulations in each of the jurisdictions in which we operate. These laws and regulations require us to obtain and maintain permits and approvals and implement health and safety programs and procedures to control risks associated with our energy efficiency projects. If our compliance programs are not successful, we could be subject to penalties or to revocation of our permits, which may require us to curtail or cease operations of the affected projects. Violations of laws, regulations and permit requirements may also result in criminal sanctions or injunctions.

Our costs of complying with current and future health and safety laws, regulations and permit requirements, and any liabilities, fines or other sanctions resulting from violations of them, could adversely affect our business, financial condition and operating results.

Our XL Grid energy efficiency retrofitting process often involves responsibility for the removal and disposal of components containing hazardous materials and at times requires that our subcontractors work in hazardous conditions, either of which could give rise to a claim against us.

When we retrofit a customer’s facility, we typically assume responsibility for removing and disposing of its existing lighting fixtures. Certain components of these fixtures contain trace amounts of mercury and other hazardous materials. Older components may also contain trace amounts of polychlorinated biphenyls, or PCBs. We utilize licensed and insured hazardous wastes disposal companies to remove and/or dispose of such components. Failure to properly handle, remove or dispose of the components containing these hazardous materials in a safe, effective and lawful manner could give rise to liability for us, or could expose our workers or other persons to these hazardous materials, which could result in claims against us. A successful personal injury claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages and could materially adversely affect our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 17, 2021, the Company acquired 100% of the membership interests of World Energy for $8.1 million in cash paid on the Closing Date, inclusive of an estimated $0.1 million dollar adjustment for closing date net working capital. In addition, the Company is obligated to issue shares of the Company’s common stock initially valued at $7.0 million. The purchase price is subject to an additional earn out payment of $1.0 million payable if World Energy achieves its targeted 2021 revenue. With respect to the share component of the purchase price, 231,002 shares were issued at the Closing Date, with the balance issuable in three installments on the 6, 24 and 30 month anniversaries of the Closing Date, provided that certain of these shares would be forfeited if certain the senior executives of World Energy do not remain employed with the Company on the issuance date.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description	Included	Form	Filing Date

10.1#	Employment Offer Letter, dated as of April 9, 2021, by and between XL Fleet Corp. and Cielo Hernandez.	By Reference	8-K	April 20, 2021
10.2*	Membership Interest Purchase Agreement	Herewith
10.3*	eNow Purchase Agreement	Herewith
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32.1^*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
32.2^*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
101.INS*	Inline XBRL Instance Document.	Herewith
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.	Herewith
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Herewith
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Herewith
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.	Herewith
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Herewith
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Herewith

*	Filed herewith
#	Indicates management contract or compensatory plan or arrangement.
^	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XL FLEET CORP.

Date: August 12, 2021	By:	/s/ Dimitri N. Kazarinoff
	Name:	Dimitri N. Kazarinoff
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Cielo Hernandez
	Name:	Cielo Hernandez
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)