Form 10-Q
period 2021-09-30
XL Fleet Corp.
filed 2021-11-15
CIK 1772720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

As of November 10, 2021, 139,418,820 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

TABLE OF CONTENTS

		PAGE
PART I – FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 (unaudited)	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3	Defaults Upon Senior Securities	43
Item 4	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that relate to future events or our future financial performance regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions of XL Fleet Corp.’s (the “Company”) management team. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or similar expressions. The forward-looking statements are based on business plans prepared by, and are the responsibility of, XL Fleet Corp.’s management.

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our financial and business performance, including financial projections and business metrics;

●	our ability to pursue sales opportunities during the ongoing global microchip shortage and in the face of other global supply chain constraints;

●	our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;

●	the implementation, market acceptance and success of our business model;

●	our growth may not be sustainable and depends on our ability to attract and retain customers;

●	our ability to scale in a cost-effective manner;

●	developments and projections relating to our competition and industry;

●	our ability to realize the anticipated benefits of the acquisition of World Energy Efficiency Services, LLC or future acquisition targets;

●	the impact of health epidemics, including the novel coronavirus (“COVID-19”) pandemic, on our business and supply chain and the actions we may take in response thereto;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	our ability to obtain funding for our operations;

●	our business, expansion plans and opportunities; and

●	the outcome of any known and unknown litigation and regulatory proceedings.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are more fully described in Item 1A under the heading “Risk Factors.” and elsewhere in this Quarterly Report on Form 10-Q and the risk factors set forth in Part I, Item 1A Risk Factors, within our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021, as amended in our filing on Form 10-K/A filed with the SEC on May 17, 2021, which, as so amended, we refer to as the Annual Report and the risk factors set forth in Part II, Item 1A under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 17, 2021 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on August 13, 2021. These factors are not exhaustive. Other sections of this Quarterly Report on Form 10-Q, such as the description of our business set forth in Item 1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 describe additional factors that could adversely affect the business, financial condition or results of operations of the XL Fleet Corp. and its consolidated subsidiaries. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to XL Fleet Corp. or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. XL Fleet Corp. undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

ii

Part I - Financial Information

Item 1. Financial Statements

XL Fleet Corp.

Unaudited Condensed Consolidated Balance Sheets

September 30, 2021 and December 31, 2020

	As of
	September 30,	December 31,
(In thousands, except share and per share amounts)	2021	2020
		(audited) (restated)
Assets
Current assets:
Cash and cash equivalents	$366,748	$329,641
Restricted cash	150	150
Accounts receivable, net	2,822	10,559
Inventory, net	18,104	3,574
Prepaid expenses and other current assets	1,210	1,396
Total current assets	389,034	345,320
Property and equipment, net	3,201	579
Intangible assets, net	1,773	593
Right-of-use asset	4,471	-
Investment in convertible note	3,000	-
Goodwill	8,841	489
Other assets	80	32
Total assets	$410,400	$347,013
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$86	$110
Accounts payable	3,197	4,372
Lease liability, current	880	-
Accrued expenses and other current liabilities	12,954	4,601
Total current liabilities	17,117	9,083
Long-term debt, net of current portion	37	98
Deferred revenue	706	305
Lease liability, non-current	3,526	-
Warrant liabilities	13,582	143,295
Contingent consideration	1,006	924
New market tax credit obligation(1)	4,372	4,412
Total liabilities	40,346	158,117

Commitments and contingencies (Note 13)

Stockholders’ equity
Common stock, $0.0001 par value; 350,000,000 shares authorized at September 30, 2021 and December 31, 2020; 139,403,914 and 131,365,254 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	14	13
Additional paid-in capital	454,327	317,084
Accumulated deficit	(84,287)	(128,201)
Total stockholders’ equity	370,054	188,896
Total liabilities and stockholders’ equity	$410,400	$347,013

(1)	Held by variable interest entity

See notes to unaudited condensed consolidated financial statements.

XL Fleet Corp.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share and share amounts)	2021	2020	2021	2020
				(restated)
Revenues	$3,200	$6,328	$7,569	$9,472
Cost of revenues	2,510	5,561	6,633	8,713
Gross profit	690	767	936	759
Operating expenses:
Research and development	3,217	1,646	7,438	3,297
Selling, general, and administrative expenses	12,742	5,304	31,522	10,798
Loss from operations	(15,269)	(6,183)	(38,024)	(13,336)
Other (income) expense:
Interest expense, net	14	1,266	35	4,291
Loss on extinguishment of debt	-	-	-	1,038
Loss on asset disposal	24	-	45	-
Change in fair value of obligation to issue shares of common stock to sellers of World Energy	(532)	-	(18)	-
Change in fair value of warrant liability	(7,229)	-	(81,960)	-
Change in fair value of convertible notes payable derivative liability	-	(5,172)	-	3,565
Other income	(15)	-	(40)	-
Net (loss) income	$(7,531)	$(2,277)	$43,914	$(22,230)
Net (loss) income per share, basic	$(0.05)	$(0.03)	$0.32	$(0.27)
Net (loss) income per share, diluted	$(0.05)	$(0.03)	$0.30	$(0.27)
Weighted-average shares outstanding, basic	139,392,170	83,299,127	138,082,355	82,820,099
Weighted-average shares outstanding, diluted	139,392,170	83,299,127	148,469,108	82,820,099

See notes to unaudited condensed consolidated financial statements.

XL Fleet Corp.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2021 and 2020

	For the Three and Nine Months Ended September 30, 2021
			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
(In thousands, except share amounts)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	131,365,254	$13	$317,084	$(128,201)	$188,896
Exercise of warrants	233,555	-	-	-	-
Exercise of Public warrants	7,441,020	1	85,554	-	85,555
Settlement of warrant liability upon exercise of warrants	-	-	47,162	-	47,162
Settlement of warrant liability upon call of warrants	-	-	591	-	591
Proceeds from PIC shares recapitalization	-	-	75	-	75
Exercise of stock options	65,875	-	16	-	16
Stock-based compensation expense	-	-	442	-	442
Net Income	-	-	-	61,914	61,914
Balance at March 31, 2021	139,105,704	$14	$450,924	$(66,287)	$384,651
Exercise of stock options	29,870	-	7	-	7
Issuance of shares in business combination with World Energy	231,002	-	1,439	-	1,439
Stock-based compensation expense	-	-	754	-	754
Net loss	-	-	-	(10,469)	(10,469)
Balance at June 30, 2021	139,366,576	$14	$453,124	$(76,756)	$376,382
Exercise of stock options	37,338	-	9	-	9
Stock-based compensation expense	-	-	1,194	-	1,194
Net loss	-	-	-	(7,531)	(7,531)
Balance at September 30, 2021	139,403,914	$14	$454,327	$(84,287)	$370,054

	For the Three and Nine Months Ended September 30, 2020
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	80,400,727	$8	$53,887	$(67,595)	$(13,700)
Exercise of warrants	2,584,637	-	34	-	34
Exercise of stock options	5,300	-	-	-	-
Stock-based compensation expense	-	-	52	-	52
Net loss	-	-	-	(6,454)	(6,454)
Balance at March 31, 2020	82,990,664	$8	$53,973	$(74,049)	$(20,068)
Stock-based compensation expense	-	-	225	-	225
Net loss	-	-	-	(13,499)	(13,499)
Balance at June 30, 2020 (restated)	82,990,664	$8	$54,198	$(87,548)	$(33,342)
Exercise of warrants	1,064,524	-	850	-	850
Exercise of stock options	85,705	-	21	-	21
Stock-based compensation expense	-	-	386	-	386
Net loss	-	-	-	(2,277)	(2,277)
Balance at September 30, 2020 (restated)	84,140,893	$8	$55,455	$(89,825)	$(34,362)

See notes to unaudited condensed consolidated financial statements.

XL Fleet Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
(In thousands)	2021	2020
		(restated)
Operating activities:
Net income (loss)	$43,914	$(22,230)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	2,390	663
Bad debt expense	204	-
Depreciation and amortization expense	1,074	474
Contingent consideration	(23)	679
Change in fair value of obligation to issue shares of common stock to sellers of World Energy	(18)	-
Fair value change of derivative liability	(81,960)	3,565
Loss on extinguishment of debt	-	1,038
Loss on disposal of assets	45	-
Change in operating right-of-use assets	7	-
Interest on finance leases	25	-
Debt discount	(40)	3,143
Changes in operating assets and liabilities:
Accounts receivable, net	10,883	(5,240)
Inventory, net	(13,248)	(2,313)
Prepaid expenses and other current assets	286	1
Other assets	(23)	(152)
Accounts payable	(2,269)	3,416
Accrued expenses and other current liabilities	4,420	3,869
Deferred revenue	118	-
Net cash used in operating activities	(34,215)	(13,087)
Investing activities:
Payments to acquire net assets of World Energy, net of cash acquired	(8,188)	-
Purchase of convertible note	(3,000)	-
Purchases of property and equipment	(2,917)	(162)
Net cash used in investing activities	(14,105)	(162)
Financing activities:
Proceeds from the issuance of subordinated convertible promissory notes	-	8,100
Proceeds from paycheck protection program	-	1,100
Repayments of revolving line of credit	-	(646)
Repayments of debt	(85)	(513)
Repayments under financing leases	(150)	-
Proceeds from revolving line of credit	-	2,500
Proceeds from the exercise of warrants	-	884
Proceeds from recapitalization of PIC shares	75	-
Proceeds from exercise of stock options	32	21
Proceeds from exercise of Public Warrants	85,555	-
Net cash provided by financing activities	85,427	11,446
Net increase in cash and cash equivalents and restricted cash:	37,107	(1,803)
Cash, cash equivalents, and restricted cash at beginning of period	329,791	3,536
Cash, cash equivalents, and restricted cash at end of period	$366,898	$1,733
Supplemental disclosure of cash flow information:
Cash paid for interest	$35	$156
Supplemental disclosures of noncash investing and financing information:
Settlement of warrant liability upon exercise of Public Warrants	$47,162	$-
Settlement of warrant liability upon call of warrants	$591	$-
Reduce derivative liability for extinguishment of convertible notes payable	$-	$(1,349)
Increase derivative liability for issuance of convertible notes payable	$-	$5,638
Equipment financing	$271	$-

See notes to unaudited condensed consolidated financial statements.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Note 1. Organization and Description of Business

Description of Business: XL Fleet Corp. and its subsidiaries (“XL Fleet” or the “Company”) is a provider of fleet electrification solutions for commercial vehicles in North America, offering solutions for vehicle electrification (“Drive Systems”) and infrastructure solutions such as vehicle charging stations through its XL Grid programs, as further described below. XL Fleet has over 4,400 electrified powertrain systems sold and driven over 173 million miles by over 240 fleets, as of September 30, 2021. XL Fleet’s vision is to become the world leader in commercial fleet electrification solutions, with a mission of accelerating the adoption of fleet electrification systems through cost effective, customer tailored and comprehensive solutions.

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

Purchase of eNow Convertible Note: On July 15, 2021, XL Fleet purchased a minority interest in eNow Inc. (“eNow”), a developer of solar and battery power systems that will enable fully-electric transport refrigeration units (eTRUs) for Class 8 commercial trailers. In connection with this investment, XL Fleet entered into a development and supply agreement with eNow (See Note 5).

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

(Dollars in thousands, except share and per share data)

Note 1. Organization and Description of Business, continued

COVID-19 Worldwide Pandemic, continued:

Consistent with the actions taken by governmental authorities, the Company has taken appropriately cautious steps to protect its workforce and support community efforts. As part of these efforts, and in accordance with applicable government directives, beginning in late March 2020, the Company implemented work from home policies where practical at its facilities. Effective September 30, 2021, all 150 employees were working full-time from one of the Company’s five offices or from home. Current COVID-19 policies include universal facial covering requirements if not vaccinated, rearranging facilities to follow social distancing protocols, employees self-screening before going into the office, enhanced cleaning procedures, ability to go mask-free if proof of vaccination is provided to Human Resources, and strict quarantine protocols for any suspected or confirmed employee cases. However, the COVID-19 pandemic and the continued precautionary actions taken related to COVID-19 have adversely impacted, and are expected to continue to adversely impact, its operations, its contractors and the automotive original equipment manufacturers.

The Company has experienced, and expects to continue to experience, reduced operations and production line shutdowns at vehicle OEMs due to COVID-19, limitations on travel by the Company’s personnel and personnel of the Company’s customers, and future delays or shutdowns of vehicle OEMs or the Company’s suppliers.

The COVID-19 pandemic and the protocols and procedures the Company has implemented in response to the pandemic have caused some delays in operational activities. The full impact of the COVID-19 pandemic on its business and results of operations subsequent to September 30, 2021 will depend on future developments, such as the ultimate duration and scope of the outbreak and its impact on its operations and impact on its customers and industry partners.

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

(Dollars in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies, continued

Use of estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of expenses during the reporting period. The Company’s most significant estimates and judgments involve deferred income taxes, valuation of share-based compensation, including the fair value of common stock, the valuation of warrant liability, the fair value of investment in convertible note, and the valuation of business combinations, including the fair values and useful lives of acquired assets and assumed liabilities and the fair value of purchase consideration. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.

Concentration of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and trade receivables. At times, such cash may be in excess of the FDIC limit. At September 30, 2021 and December 31, 2020, the Company had cash in excess of the $250 federally insured limit. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

With respect to trade receivables, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited. As of September 30, 2021, two customers accounted for approximately 48% and 21% of accounts receivable. As of December 31, 2020, one customer accounted for approximately 82% of accounts receivable. For the three months ended September 30, 2021 and 2020, two customers and two customers accounted for approximately 80% and 73% of revenues, respectively. For the nine months ended September 30, 2021 and 2020, two customers and two customers accounted for approximately 56% and 69% of revenues, respectively.

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

Restricted cash held at both September 30, 2021 and December 31, 2020, consists of $150 for a bank deposit required for a letter of credit which is reserved for the Company’s California lease.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets to the total amount shown in the condensed consolidated statements of cash flows:

	As of September 30,
	2021	2020
Cash and cash equivalents	$366,748	$1,583
Restricted cash	150	150
Total cash, cash equivalents, and restricted cash	$366,898	$1,733

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies, continued

Accounts receivable, net: Accounts receivable are stated at the gross invoice amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is maintained at a level considered adequate to provide for potential account losses on the balance based on management’s evaluation of the anticipated impact of current economic conditions, changes in the character and size of the balance, past and expected future loss experience, among other pertinent factors. As of September 30, 2021 and December 31, 2020, the Company’s allowance for doubtful accounts was $517 and $0, respectively.

Inventory, net: Inventory is comprised of raw materials, work in process and finished goods. Inventory is stated at the lower of cost or net realizable value. Cost of raw material inventories include the purchase and related costs incurred in bringing the products to their present location and condition. The Company uses consistent methodologies to evaluate inventory for net realizable value and periodically reviews inventories for obsolescence and any inventories identified as slow moving or obsolete are initially reserved for and then written-off. As of September 30, 2021 and December 31, 2020, the Company’s inventory reserve for obsolescence was $195 and $58, respectively.

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

See Note 9 for additional information on assets and liabilities measured at fair value.

The Company believes its valuation methods are appropriate and consistent with other market participants, however the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies, continued

Fair value measurements, continued:

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, contingent consideration liability, long-term debt and warrant liability. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value because of the short-term nature of those instruments.

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

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

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

(Dollars in thousands, except share and per share data)

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

(Dollars in thousands, except share and per share data)

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

The fair value of stock options issued for the nine months ended September 30, 2021 and 2020 was measured with the following assumptions:

	For the Nine Months Ended September 30,
	2021	2020
Expected volatility	78.1 – 88.2%	80.0 – 80.1%
Expected term (in years)	6.25	6.25
Risk-free interest rate	0.4 – 1.9%	0.1 – 0.2%
Expected dividend yield	0.0%	0.0%

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

(Dollars in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies, continued

Warrant Liabilities: The Company evaluated the Public Warrants (“Public Warrants”) and Private Warrants (“Private Warrants”) (collectively, “Warrants”, which are discussed in Note 9) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to such warrants (“Warrant Agreement”) related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants met the definition of a derivative as contemplated in ASC 815, the Warrants were initially recorded at fair value as derivative liabilities on the Unaudited Condensed Consolidated Balance Sheets and measured at fair value at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Unaudited Condensed Consolidated Statement of Operations in the period of change.

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

(Dollars in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies, continued

Recent accounting pronouncements issued and adopted: In February 2016, the FASB issued a new accounting standard, ASC Topic 842, Leases (“ASC 842”), related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most significant among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted ASC 842 effective January 1, 2021 and as a result, the Company recorded a ROU asset and lease liability (See Note 7).

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

Note 3. Revenue

The following table represents the Company’s revenues for the three and nine months ended September 30, 2021 and 2020, respectively, disaggregated, by sales channel.

Disaggregation of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue from the sale of Drive Systems:
Revenue direct to customers	$366	$959	$1,138	$2,020
Revenue through channel partners	189	5,369	1,374	7,452

Revenue from the sale of XL Grid solutions – which are sold direct to customers	2,645	-	5,057	-
Total revenue	$3,200	$6,328	$7,569	$9,472

Remaining performance obligations: At September 30, 2021 and December 31, 2020, there was approximately $239 and $305 in deferred revenue related to unsatisfied extended warranty performance obligations. During the three and nine months ended September 30, 2021, the Company recognized revenue of $2 from the December 31, 2020 deferred revenue balance.

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

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Note 3. Revenue, continued

Costs to obtain a contract: Sales commissions paid to internal sales personnel, as well as associated payroll taxes and retirement plan contributions (together, sales commissions and associated costs) that are incremental to the acquisition of customer contracts, are capitalized as contract acquisition cost on the balance sheet when the period of benefit is determined to be greater than one year. In instances where an extended warranty is sold, the period of benefit would extend beyond 12 months and therefore, the practical expedient would not be met for those contracts and require capitalization of the related costs to obtain those contracts. The Company has elected to allocate the capitalized commissions to performance obligations on a relative basis (i.e., in proportion to the transaction price allocated to each performance obligation) to determine the period of amortization. As a result, substantially all of the commission is allocated to the combined equipment and installation performance obligation and is amortized upon transfer of control of this performance obligation, which typically occurs in the same period in which commission liability is incurred. Total commission expense recognized during the three months ended September 30, 2021 and 2020 was $198 and $13, respectively, and $397 and $46 during the nine months ended September 30, 2021 and 2020, respectively. The amount of capitalized commissions as of September 30, 2021 and December 31, 2020 was not material.

Warranties: The Company accrues estimated warranty costs at the time of sale related to its assurance- type warranties. In general, for the sales of Drive Systems, manufactured products are warranted for the shorter of three years or 75,000 miles against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. For the XL Grid solutions, projects are warranted for one year. The amount of the accrued warranty liability is estimated based on historical claims rates and warranty fulfillments costs adjusted for any expected changes in fulfillment costs.

The following is a roll-forward of the Company’s accrued warranty liability:

	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2020	2021
Balance at the beginning of the period	$1,735	$1,009
Acquisition date accrual for World Energy acquisition	25	-
Accrual for warranties issued	126	912
Warranty fulfillment charges	(285)	(186)
Balance at the end of the period	$1,601	$1,735

The warranty liability is included in accrued expenses and other current liabilities on the Unaudited Condensed Consolidated Balance Sheets.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Note 4. Business Combination

World Energy

On May 17, 2021, the Company acquired all of the issued and outstanding membership interests of World Energy, a privately-held, Massachusetts-based entity, and retained two of its principals and all of World Energy’s employees. World Energy is a direct-install energy efficiency services company (“ESCO”), serving commercial, industrial and institutional customers. World Energy enables utilities to meet their energy savings mandates by developing and executing energy efficiency projects. The acquisition of World Energy expands the Company’s ability to deliver a comprehensive suite of energy savings services that enhances XL Grid’s solutions portfolio to include commercial and industrial EV charging, solar, and energy management services.

The total purchase price consideration, as adjusted, is $12,461 for the acquisition of World Energy. During the three months ended September 30, 2021, the Company remitted to the sellers of World Energy additional cash of $76 in connection with the finalization of working capital adjustments. The as adjusted purchase price consisted of the following components:

Cash of $8,496, as adjusted, consisting of the contractual purchase price of $8,000, plus working capital adjustments of an aggregate of $496.

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

Adjustments to the initial purchase accounting for the acquisition will be completed, as needed, up to one year from the acquisition date as the Company obtains additional information regarding facts and circumstances that existed as of the acquisition date.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Note 4. Business Combination, continued

World Energy, continued

The following details the preliminary allocation of the purchase price consideration:

Cash	$8,000
Working capital adjustments	496
Fair value of 231,002 shares issued at closing	1,439
Fair value of the earnout	1,000
Portion of deferred obligation to issue shares of common stock	1,526
Total consideration	12,461

Less the fair value of assets acquired less liabilities assumed	(4,109)
Goodwill	$8,352

Included in assets acquired was cash of $308.

In connection with the acquisition of World Energy, the Company incurred an additional obligation to issue shares of its common stock to the three sellers, two of which also entered into employment agreements with the Company. Pursuant to the terms of the agreement, the Company is obligated to issue 448,050 shares of its common stock, with an aggregate fair value of approximately $2,800 as of September 30, 2021, issuable in three equal installments on the sixth, twenty-fourth and the thirtieth monthly anniversaries of the closing date, provided that seller/employee is employed by the Company at the date of issuance. If the seller/employee is not employed at such issuance date, the shares attributable to that seller/employee are forfeited. The Company determined that under relevant accounting guidance that this obligation to issue shares would be accounted for as compensation and not as purchase price consideration.

Accordingly, the fair values of each of the three compensation share obligations are accreted as compensation over each relevant compensation period, and for the three and nine months ended September 30, 2021, the Company recorded as selling, general and administration expense, compensation costs of $573 and $1,000, respectively.

The initial transaction with World Energy included an outstanding PPP loan of $507 that was incorporated in the liabilities assumed. During the third quarter of 2021, the PPP loan was forgiven in full which resulted in an additional payment to the sellers of World Energy. Consequently, the fair value of assets acquired less liabilities assumed was adjusted by the entire amount of the PPP loan that was forgiven, with a corresponding reduction in goodwill.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Note 4. Business Combination, continued

World Energy, continued

The Company has accounted for this acquisition as a business combination under ASC Topic 805 “Business Combinations.” The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The fair values of the assets acquired and liabilities assumed by major class were recognized as follows:

Amount
Cash	$308
Accounts receivable	3,350
Inventory, net	1,282
Prepaid expenses and other current assets	100
Property and equipment, net	173
Intangible assets, net	1,560
Right-of-use asset	145
Goodwill	8,352
Other assets	12
Accounts payable	(1,096)
Lease liability, current	(56)
Accrued expenses and other current liabilities	(1,297)
Deferred revenue	(283)
Lease liability, non-current	(89)
Total purchase consideration	$12,461

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

(Dollars in thousands, except share and per share data)

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

Since the merger was consummated on May 17, 2021, the results of the merger are fully incorporated into the condensed consolidated financial information for the three months ended September 30, 2021.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2021	2020
Revenues	$10,971	$15,318	$21,003
Net (loss) income	$(1,630)	$44,741	$(22,194)
Per share amounts: Net (loss) income per share – basic	$(0.02)	$0.32	$(0.27)
Net loss per share – diluted	$(0.02)	$0.31	$(0.27)

The above pro forma information includes pro forma adjustments to remove the effect of the following non-recurring transactions:

1.)	Non-recurring merger expenses of $498 were added back for the nine months ended September 30, 2021.

2.)	Elimination of interest expense associated with debt that was repaid in the acquisition of World Energy of $37 for the nine months ended September 30, 2021, and $23 and $64 for the three and nine months ended September 30, 2020, respectively.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Note 5. Purchase of Convertible Note

On July 15, 2021, XL Fleet made an investment of $3,000 into eNow, a developer of solar and battery power systems that will enable fully-electric transport refrigeration units (“eTRUs”) for Class 8 commercial trailers. In exchange for the investment, eNow issued to the Company a convertible debenture (the “eNow Convertible Note”) dated July 15, 2021 (the “Issuance Date”) in the original principal amount of $3,000. The eNow Convertible Note bears interest at the rate of 8% per annum. The eNow Convertible Note is classified as an available-for-sale security. As discussed below, XL Fleet has an option to purchase eNow. If XL Fleet does not exercise this option, under certain circumstances the eNow Convertible Note would be converted on such date into Series B preferred stock. Interest on the outstanding principal sum of the eNow Convertible Note commences accruing on the Issuance Date and is computed on the basis of a 365-day year.

Pursuant to the terms of the eNow Convertible Note agreement, XL Fleet has the right to acquire eNow at a pre-determined valuation and has a right of first refusal with respect to competing offers to acquire eNow, which, if unexercised, will expire on December 31, 2021. In addition to the terms described above, on July 15, 2021 (“Effective Date”), XL Fleet entered into a Development and Supply Agreement (the “Development and Supply Agreement”) with eNow, whereby XL Fleet is made the exclusive provider of high voltage batteries and associated power systems for use in eNow eTRUs. For additional details, see analysis of the fair value of the investment in the eNow Convertible Note in Note 9.

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at September 30, 2021 and December 31, 2020:

	As of
	September 30,	December 31,
	2021	2020
Accrued warranty costs	$1,601	$1,735
Accrued compensation and related benefits	3,385	1,001
Contingent purchase price consideration – Quantum	1,911	926
Deferred purchase price consideration – World Energy	1,503	-
Accreted contingent compensation to sellers – World Energy	1,000	-
Accrued financing fees	-	723
Professional fees	940	-
Accrued expenses, other	2,614	216
	$12,954	$4,601

Note 7. ROU Assets and Lease Liabilities

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

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Note 7. ROU Assets and Lease Liabilities, continued

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

The Company’s operating leases are comprised primarily of office space and R&D and manufacturing facilities. Finance leases are comprised primarily of vehicle leases. Balance sheet information related to our leases is presented below (ASC 842 was adopted on January 1, 2021):

	September 30, 2021	January 1, 2021	December 31, 2020
Operating leases:
Right-of-use assets	$3,219	$3,481	$–
Lease liability, current	433	469	–
Lease liability, non-current	2,841	3,012	–
Finance leases:
Right-of-use assets	1,252	897	–
Lease liability, current	446	265	–
Lease liability, non-current	685	632	–

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Note 7. ROU Assets and Lease Liabilities, continued

Other information related to leases is presented below:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Other information:
Operating lease cost	$222	$617

As of September 30,
2021
Operating cash flows from operating leases	$561
Weighted-average remaining lease term – operating leases (in months)	86.8
Weighted-average discount rate – operating leases	9.6%

As of September 30, 2021, the annual minimum lease payments of our operating lease liabilities were as follows:

For The Years Ending December 31,
2021 (excluding the nine months ended September 30, 2021)	$214
2022	673
2023	633
2024	597
2025	613
Thereafter	1,891
Total future minimum lease payments, undiscounted	4,621
Less: imputed interest	(1,347)
Present value of future minimum lease payments	$3,274

Note 8. Note Payable

Paycheck Protection Program Loan

In March 2021, World Energy entered into a Promissory Note (the “PPP Note”) with Boston Private Bank & Trust Company as the lender (the “Lender”), pursuant to which the Lender agreed to make a loan to the Company under the Paycheck Protection Program (the “PPP Loan”) offered by the U.S. Small Business Administration (the “SBA”) in a principal amount of $507 pursuant to Title 1 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). This loan was forgiven by the SBA during July 2021 (See Note 4).

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Note 9. Fair Value Measurements

Mark-to-Market Measurement

The investment in the eNow Convertible Note was valued based upon a revenue multiple enterprise valuation. The contingent consideration related to the acquisition of Quantum Fuel Systems LLC (“Quantum”) was valued based upon the present value of the expected contingent consideration. The fair value of obligation to issue shares of common stock to the sellers of World Energy was based on the closing price of XL’s Common Stock on the reporting date.

The Public Warrants were traded under the symbol XL.WS and the fair values were based upon the closing price of the Public Warrants at each measurement date. The Private Warrants were valued using a Black-Scholes model, pursuant to the inputs provided in the table below:

	Mark-to-Market Measurement at	Mark-to-Market Measurement at
	September 30,	December 31,
Input	2021	2020
Risk-free rate	0.81%	0.36%
Remaining term in years	4.23	4.98
Expected volatility	87.9%	95.4%
Exercise price	$11.50	$11.50
Fair value of common stock	$6.16	$23.73

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of September 30, 2021
	Level I	Level II	Level III	Total

Asset:
Investment in eNow Convertible Note	$-	$-	$3,000	$3,000

Liability:.
Private Warrants	$-	$-	$13,582	$13,582
Contingent consideration -– Quantum	$-	$-	$1,911	$1,911
Earnout – World Energy	$-	$-	$1,000	$1,000
Fair value of obligation to issue shares of common stock to sellers of World Energy	$-	$-	$1,509	$1,509

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Note 9. Fair Value Measurements, continued

	Fair Value Measurements as of December 31, 2020
	Level I	Level II	Level III	Total

Liability:
Public Warrants	$62,100	$-	$-	$62,100
Private Warrants	$-	$-	$81,195	$81,195
Contingent consideration -– (Quantum)	$-	$-	$1,849	$1,849

During the nine months ended September 30, 2021, 7,441,020 Public Warrants were exercised, which resulted in the issuance of 7,441,020 shares of the Company’s Common Stock, generating cash proceeds of $85,555 and 225,647 Public Warrants were called at $0.01 per warrant. No Public Warrants remain outstanding as of September 30, 2021.

The following is a roll forward of the Company’s Level 3 instruments:

	As of September 30, 2021
	Asset	Liability
Balance, January 1, 2021	$-	$83,044
Obligation to issue shares of common stock to sellers of World Energy	-	1,526
Fair value adjustment – Quantum contingent consideration	-	62
Fair value adjustments – Warrant liability	-	(67,612)
Fair value adjustments – World Energy	-	(18)
Purchase of eNow Convertible Note at fair value	3,000	-
Earnout – World Energy	-	1,000
Balance, September 30, 2021	$3,000	$18,002

Note 10. Warrants

Legacy XL Common Stock Warrants:

During the nine months ended September 30, 2021, 243,000 Legacy XL Warrants were exercised, which resulted in the issuance of 233,555 shares of the Company’s common stock, in a cashless exercise.

A summary of the warrant activity for the nine months ended September 30, 2021 was as follows:

		Weighted Average
Warrants	Shares	Exercise Price
Outstanding at January 1, 2021	249,117	$0.76
Issued	-	-
Exercised	(243,000)	0.76
Outstanding at September 30, 2021	6,117	$0.76
Exercisable at September 30, 2021	6,117	$0.76

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Note 11. Share-Based Compensation Expense

Share-based compensation expense for stock options, restricted stock awards and restricted stock units for the three months ended September 30, 2021 and 2020 was $1,194 and $386, respectively, and $2,390 and $663 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was $9,507 of unrecognized compensation cost related to stock options which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 3.3 years.

Stock Options

During the nine months ended September 30, 2021, the Company issued 776,116 options to certain employees and board members that will vest over a period of one to four years.

A summary of stock option award activity for the nine months ended September 30, 2021 was as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2020	10,975,224	$0.57	7.6
Granted	776,116	8.56
Exercised	(133,083)	0.24
Cancelled or forfeited	(559,102)	0.65
Outstanding at September 30, 2021	11,059,155	$1.01	6.8
Exercisable at September 30, 2021	7,374,132	$0.39	6.0

The aggregate intrinsic value of stock options outstanding as of September 31, 2021 was $53,038. The aggregate intrinsic value of stock options exercisable as of September 31, 2021 was $38,998. Cash received from options exercised for the nine months ended September 30, 2021 and 2020 was $32 and

$21, respectively.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Note 11. Share-Based Compensation Expense, continued

Restricted Stock Awards

The fair value of restricted stock awards is estimated by the fair value of the Company’s Common Stock at the date of grant. Restricted stock activity during the nine months ended at September 30, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested, at beginning of period	446,332	$0.24
Granted	-	-
Vested	-	-
Cancelled or forfeited	-
Non-vested, at end of period	446,332	$0.24

Restricted Stock Units

During the nine months ended September 30, 2021, the Company issued 476,050 restricted stock units to certain employees and board members that will vest over a period of one to four years.

The fair value of restricted stock unit awards is estimated by the fair value of the Company’s Common Stock at the date of grant. Restricted stock activity during the nine months ended at September 30, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested, at beginning of period	-	$-
Granted	476,050	7.08
Vested	-	-
Cancelled or forfeited	(4,319)	6.49
Non-vested, at end of period	471,731	$7.08

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Note 12. Related Party Transactions

Operating lease: In March 2012, the Company entered into a noncancelable lease agreement for office, research and development, and vehicle development and installation facilities with an investor of the Company. The lease term has been extended through February 29, 2022. The lease includes a rent escalation clause, and rent expense is being recorded on a straight-line basis.

Rent expense under the operating lease for the three months ended September 30, 2021 and 2020 was

$58 and $58, respectively, and $173 and $173 for the nine months ended September 30, 2021 and 2020, respectively.

Future minimum lease payments for this lease are as follows:

2021 (Three months)	$58
2022	39
Total	$97

Note 13. Commitments and Contingencies

Sponsorship Commitment: On February 24, 2021, the Company agreed to a sponsorship agreement with several entities related to the UBS Arena, Belmont Park and the NY Islanders Hockey Club. Pursuant to that Agreement, the Company was designated an “Official Electric Transportation Partner of UBS Arena” with various associated marketing and branding rights, including the development of electric vehicle charging stations. Through September 30, 2021, the Company has incurred costs of approximately $700 related to the development of the electric vehicle charging stations. The sponsorship agreement has a term of three years with a sponsor fee of approximately $500 per year, of which $250 was paid in March, 2021. One of the directors of XL Fleet is a co-owner of the NY Islanders Hockey Club.

Equipment Purchase: On March 1, 2021, the Company entered into an agreement with Creative Bus Sales, Inc. to purchase six low floor electric transit buses to be delivered in 2022 for a total purchase price of $4,191. In connection with this agreement, on March 2, 2021, the Company made a nonrefundable down-payment of $780. These buses will be deployed in the Company’s XL Grid business unit to support the Company’s electrification-as-a-service strategy.

Purchase Commitments: The Company has entered into firm commitments to purchase batteries and motors from major suppliers. As of September 30, 2021, these purchase obligations consisted of an obligation of $7,800 to purchase batteries by December 2021, an obligation of $2,100 to purchase motors by July 2022 and an open ended commitment of $2,700 to purchase batteries. In light of the lack of OEM chassis availability reducing demand for the Company’s Drive Systems, the Company and the $7,800 battery supplier are negotiating an amendment to this agreement to provide the Company with an additional reasonable period of time to consume the remaining battery commitment.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Note 13. Commitments and Contingencies, continued

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

On September 20, 2021, the Laidlaw Complaint was filed in the Delaware Court of Chancery against certain of the Company’s current officers and directors, and the Company’s sponsor, Pivotal Investment Holdings II LLC. The Laidlaw Complaint alleges various breaches of fiduciary duty, and aiding and abetting breaches of fiduciary duty, for purported actions relating to the negotiation and approval of the December 21, 2020 merger and organization of legacy XL to become XL Fleet Corp., and purportedly materially misleading statements made in connection with the merger. The Company believes that the allegations asserted in the Laidlaw Complaint are without merit, and the Company intends to vigorously defend the lawsuit.

On October 19, 2021, the Janmohamed Complaint was filed in the Delaware Court of Chancery against certain of the Company’s current officers and directors, and the Company’s sponsor, Pivotal Investment Holdings II LLC. The Janmohamed Complaint alleges various breaches of fiduciary duty, and aiding and abetting breaches of fiduciary duty, for purported actions relating to the negotiation and approval of the December 21, 2020 merger and organization of legacy XL to become XL Fleet Corp., and purportedly materially misleading statements made in connection with the merger. The Company believes that the allegations asserted in the Janmohamed Complaint are without merit, and the Company intends to vigorously defend the lawsuit.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Note 14. Net (Loss) Income Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2021, and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income	$(7,531)	$(2,277)	$43,914	$(22,230)

Denominator:
Weighted average shares outstanding, basic	139,392,170	83,299,127	138,082,355	82,820,099

Dilutive effect of options, warrants, and restricted stock units	-	-	10,386,753	-

Weighted average shares outstanding, diluted	139,392,170	83,299,127	148,469,108	82,820,099

Net (loss) income per share, basic	$(0.05)	$(0.03)	$0.32	$(0.27)

Net (loss) income per share, diluted	$(0.05)	$(0.03)	$0.30	$(0.27)

Potential dilutive securities, which include stock options, warrants and restricted stock units have been excluded from the computation of diluted net loss per share for the three months ended September 30, 2021 and the three and nine months ended September 30, 2020 as the effect would be to reduce the net loss per share. Therefore, for this period the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.

The number of shares underlying outstanding dilutive securities which have been excluded from the computation of diluted net loss per share above, are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	11,059,155	10,793,122	173,166	10,793,122
Private Warrants	4,233,333	-	4,233,333	-
XL Legacy Warrants	6,117	2,139,593	-	2,139,593
Restricted stock units	471,731	-	-	-
Total	15,770,336	12,932,715	4,406,499	12,932,715

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Note 15. Retirement Plan

The Company has adopted a 401(k) plan to provide all eligible employees a means to accumulate retirement savings on a tax-advantaged basis. The 401(k) plan requires participants to be at least 21 years old. In addition to the traditional 401(k), eligible employees are given the option of making an after- tax contribution to a Roth 401(k) or a combination of both. Plan participants may make before tax elective contributions up to the maximum percentage of compensation and dollar amount allowed under the Internal Revenue Code. Participants are allowed to contribute, subject to IRS limitations on total annual contributions from 1% to 90% of eligible earnings. The plan provides for automatic enrollment at a 3% deferral rate of an employee’s eligible wages. The Company provides for safe harbor matching contributions equal to 100% on the first 3% of an employee’s eligible earnings deferred and an additional 50% on the next 2% of an employee’s eligible earnings deferred. Employee elective deferrals and safe harbor matching contributions are 100% vested at all times.

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

Note 16. Subsequent Event

Management has reviewed material events subsequent of the period ended September 30, 2021 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

Hiring of CEO: On November 1, 2021, the Company entered into an executive employment agreement with Eric Tech (the “Employment Agreement”), pursuant to which Mr. Tech will become the Company’s CEO effective December 1, 2021. Pursuant to the Employment Agreement, Mr. Tech will receive an annual base salary of $600, and an annual cash bonus with a target of 80% of base salary. Mr. Tech will also receive an initial equity grant of stock options valued at $1,260 and restricted stock units valued at $540. The stock option and the restricted stock units will vest over four years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our financial condition and results of operations. This discussion and analysis should be read together with our results of operations and financial condition and the audited and unaudited consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (SEC) on March 31, 2021, as amended in our filing on Form 10-K/A filed with the SEC on May 17, 2021, which, as so amended, we refer to as the Annual Report. In addition to historical financial information, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q and under “Risk Factors” in Item 1A of the Annual Report and in Part II, Item 1A under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 17, 2021 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on August 13, 2021.

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

As used in this discussion and analysis, references to “XL,” “the Company,” “we,” “us” or “our” refer only to XL Fleet Corp. and its consolidated subsidiaries. References to Legacy XL refer to XL Hybrids, Inc., a wholly owned subsidiary of XL Fleet Corp.

Overview

We are a provider of fleet electrification solutions for commercial vehicles in North America, offering our systems for vehicle electrification (“Drive Systems”) and through our XL Grid offerings, providing infrastructure solutions such as charging stations to enable customers to effectively plug in their electrified vehicles. XL Fleet has over 4,400 electrified powertrain systems sold and having driven over 173 million miles by over 240 fleets as of September 30, 2021. Our vision is to become a world leader in fleet electrification solutions, with a mission of accelerating the adoption of fleet electrification systems through cost effective, customer tailored and comprehensive solutions.

In over 10 years of operations, we believe that we have built a large customer base deploying Class 2-6 vehicles across North America. Our fleet electrification solutions for commercial vehicles provide the market with cost-effective hybrid and plug-in hybrid solutions with on-board telematics that are available for sale and deployment across a broad range of popular vehicle chassis from the world’s leading OEMs. We launched our infrastructure division in December 2020 and with the acquisition of World Energy Efficiency Services, LLC (“World Energy”) in May 2021, we are able to offer comprehensive solutions to commercial fleets to sustainably transform their operations.

Through the capabilities we acquired with World Energy, we are able to provide turnkey energy efficiency, renewable technology, electric vehicle charging stations and other energy solutions throughout New England, which adds capability and capacity to our XL Grid division. We believe we are positioned to capitalize on our market leadership as we seek to expand our product offering into additional propulsion technologies including full battery electric, heavier vehicles such as Class 7-8 vehicles, and additional vehicle models in Class 2-6. Our agreement with and investment in eNow, Inc. in July 2021 gives us access to electrification of the refrigerated semi-trailer market and we are continuing to develop a number of full EV Drive Systems (“XL ELECTRIC™”) including our announced agreement with Curb Tender for Class 6 refuse applications. We currently sell most of our Drive Systems through a network of commercial vehicle upfitters, which we estimate has the capacity to process over 100,000 commercial vehicles a year. We are also developing systems and solutions for application on vehicles outside of North America and expect such international sales to commence in 2022.

Our current electrified Drive Systems are comprised of an electric motor that is mounted onto the vehicle’s drive shaft, an inverter motor controller, and a lithium-ion battery pack to store energy to be used for propulsion. We deploy our electrified Drive Systems (XLH™ and XLP™) onto the chassis of vans, pickups, shuttle buses, delivery trucks, and many other commercial vehicles produced by OEMs such as Ford, RAM, GMC, Chevrolet and Isuzu. This technology can be installed as the vehicles are being manufactured by industry standard second stage manufacturers, known as upfitters, in less than one day, with no negative impact on the vehicles’ operational performance or factory warranties and with reduced maintenance cost. Our electrified powertrain systems capture and store energy during braking and subsequently deploy that energy into the driveline during acceleration, operating in parallel with the existing OEM drive train. In addition, our plug-in hybrid system offers the ability to supplement this energy via a connection with an AC electricity source, including a level 1 or level 2 charger. Our systems enable vehicles to burn less fuel and emit less CO2, resulting in increases of up to a 25-50% MPG improvement and up to a 20-33% reduction in GHG emissions. To date, vehicles deploying our electrification solutions have driven over 176 million miles.

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

Recent Developments

Acquisition of World Energy: On May 17, 2021 (“Closing Date”), we acquired 100% of the membership interests of World Energy for total consideration of $12.5 million, consisting of cash of $8.0 million, a working capital adjustment of $0.5 million, the fair value of shares issued at closing of $1.5 million, the fair value of the earnout of $1.0 million and the portion of deferred obligation to issue shares of common stock of $1.5 million. With respect to the share component of the purchase price, 231,002 shares were issued at the Closing Date, with an additional 244,956 shares issuable in three equal installments on the 6, 24 and 30 month anniversary of the Closing Date.

In addition to the above, we are obligated to issue an additional 448,050 shares in equal installments on the 6, 24 and 30 month anniversary of the Closing Date to the former owners. These shares are contingent upon their continued employment with us, and as such were considered compensation expense and are being amortized over the service period.

World Energy provides turnkey energy efficiency, renewable technology, electric vehicle charging stations and other energy solutions throughout New England. We completed the acquisition to further the strategy of our XL Grid business to provide a suite of charging and power solutions to support fleet electrification.

Minority investment in eNow: On July 15, 2021, we purchased $3 million in convertible notes in eNow, Inc. (“eNow”), a developer of solar and battery power systems that will enable fully-electric transport refrigeration units (“eTRUs”) for Class 8 commercial trailers. Additionally, we have the right to acquire eNow at a pre-determined valuation and have a right of first refusal with respect to competing offers to acquire eNow, which expire if unexercised as of December 31, 2021. If the option to purchase expires unexercised, under certain circumstances the eNow Convertible Note would be converted on such date into Series B preferred stock. XL Fleet and eNow have also entered into a Development and Supply Agreement pursuant to which we are the exclusive provider of high voltage batteries for use in eNow eTRUs.

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

Consistent with the actions taken by governmental authorities, we have taken appropriately cautious steps to protect our workforce and support community efforts. As part of these efforts, and in accordance with applicable government directives, beginning in late March 2020, we implemented work from home policies where practical at our facilities. Effective September 30, 2021 all 150 employees were working full-time from one of our five offices or from home. Current COVID policies include universal facial covering requirements if not vaccinated, rearranging facilities to follow social distancing protocols, employees self-screening before going into the office, enhanced cleaning procedures, ability to go mask-free if proof of vaccination is provided to Human Resources, and strict quarantine protocols for any suspected or confirmed employee cases. However, the COVID-19 pandemic and the continued precautionary actions taken related to COVID-19 have adversely impacted, and are expected to continue to adversely impact, our operations, our contractors and the automotive original equipment manufacturers.

We have experienced, and expect to continue to experience, significantly reduced operations and production line shutdowns at vehicle OEMs due to COVID-19, which reduced chassis deliveries to fleet customers. Both ourselves and OEM manufacturers have also and continue to be impacted by supply chain shortages. We are experiencing limitations on travel by our personnel and personnel of our customers.

The COVID-19 pandemic and the protocols and procedures we have implemented in response to the pandemic have caused some delays in operational activities. The full impact of the COVID-19 pandemic on its business and results of operations subsequent to September 30, 2021 will depend on future developments, such as the ultimate duration and scope of the outbreak and its impact on its operations and impact on its customers and industry partners.

As the COVID-19 pandemic continues to evolve, we believe the extent of the impact to our business, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the COVID-19 pandemic, the pandemic’s impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Those primary drivers are beyond our knowledge and control, and as a result, at this time we are unable to predict the cumulative impact, both in terms of severity and duration, that the COVID-19 pandemic will have on our business, operating results, cash flows and financial condition, but it could be material if the current circumstances continue to exist for a prolonged period of time. Although we have made our estimates based upon current information, actual results could materially differ from the estimates and assumptions developed by management. Accordingly, it is reasonably possible that the estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, and if so, we may be subject to future impairment losses related to long-lived assets as well as changes to recorded reserves and valuations. In addition, we believe that the impact of the global microchip shortage that the entire vehicle industry is currently experiencing will adversely impact our operating results in fiscal years 2021 and 2022.

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

Leadership Transition

On November 1, 2021, the Company announced that it had entered into a new Executive Employment Agreement with Eric Tech, pursuant to which Mr. Tech agreed to serve as the Company’s Chief Executive Officer effective as of December 1, 2021.

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section entitled “Risk Factors—Risks Related to our Business and Industry” and in Part II, Item 1A under the heading “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 17, 2021 and Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 13, 2021.

We are a provider in fleet electrification which represents a very large market opportunity as the commercial fleet industry transforms to more sustainable operations in the coming decades. To capitalize on this opportunity, we have a strategy to leverage our existing products and sales channels to market while also expanding our product line through new product development and expanding our capability to market and sell those products. Key factors affecting our operating results include our ability to increase sales of our current product offerings, expand our product offerings in the future and to realize customer demand for such product offerings. We believe that the size of our sales opportunity pipeline and committed backlog are important indicators of future performance. There are challenges and risks to our plan to capture these opportunities, such as:

●	system architecture design choices must provide adequate functionality and value for customers;

●	component sourcing agreements must deliver targets for cost reduction while maintaining high quality and reliability;

●	design, development and validation of new product systems must be on time and on budget to meet the opportunity in the market and capacity to develop and commercialize these new products will have to be increased;

●	sales and marketing efforts must be effective in forging the relationships to deliver these products to market and generate demand from the end users and channel partners. We will need to increase our capabilities in market segment analysis and understanding as it relates to system requirements and functionality.

●	OEMs and principal equipment component suppliers must be able to provide ample supply throughout the year to meet our sales goals. We have experienced interruptions in OEM vehicle supply amid a worldwide microchip shortage. This has resulted in very limited OEM deliveries of new chassis to our commercial customers during 2021. We are expecting some increase in deliveries in 2022, but still likely there will be a significant adverse impact on vehicle deliveries on account of the microchip shortage. Some of our customers will not purchase our electric propulsion systems without OEM vehicle chassis on which to install those systems. This has had and continues to have an adverse impact on our operating results in fiscal year 2021 and is expected to continue in 2022; This is causing a prolonged disruption to sales of our electrified Drive Systems. We have flexibility to also provide our Drive Systems as a retrofit for existing fleet vehicles and a good portion of our 2021 Drive System shipments were for retrofits. Our efforts to enhance Drive Systems revenues include helping our fleet customers obtain new chassis as well as providing retrofits where applicable. We re-entered the California market with the California Air Resources Board (CARB) approval in June 2021 for our Ford Transittm HEV systems, we have four active executive orders (EOs) and we expect additional EOs from CARB for other applications over the coming months. We have seen positive signs in terms of increased budgets from municipal customers, but we believe the OEM chip shortage is hindering the rebound in that area of the market, despite budget availability.

●	energy-efficiency upgrades must translate into bottom-line savings for our clients; and

●	our success will depend on our ability to make it easier, cheaper and simpler for companies to electrify their fleets.

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

Other (Income) Expense, Net

Other income and expense consists of interest expense net of interest income, loss on extinguishment of debt, change in fair value of obligations to issue shares of common stock to sellers of World Energy, change in fair value of warrant liability, change in fair value of convertible notes payable derivative liabilities, and loss on asset disposal.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial position and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate estimates, which include estimates related to stock-based compensation expense, warrant valuation and reported amounts of revenues and expenses during the reported period. We base our estimates on historical experience and other market- specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The consolidated statements of operations for the three months ended September 30, 2021 and 2020 are presented below:

	Three Months Ended		$	%
	September 30,		Change	Change
	2021	2020
(In thousands)

Revenues	$3,200	$6,328	(3,128)	(49.4)
Cost of revenues	2,510	5,561	(3,051)	(54.9)
Gross profit	690	767	(77)	(10.0)
Operating expenses:
Research and development	3,217	1,646	1,571	95.4
Selling, general and administrative expenses	12,742	5,304	7,438	140.2
Loss from operations	(15,269)	(6,183)	(9,086)	147.0
Other (income) expense:
Interest expense, net	14	1,266	(1,252)	(98.9)
Loss on asset disposal	24	-	24	-
Change in fair value of obligation to issue shares of common stock to sellers of World Energy	(532)	-	(532)	-
Change in fair value of warrant liability	(7,229)	-	(7,229)	-
Change in fair value of convertible notes payable derivative liability	-	(5,172)	5,172	(100.0)
Other income	(15)	-	(15)	-
Net (loss) income	$(7,531)	$(2,277)	(5,254)	230.7

Revenues

Revenues decreased by $3.1 million, or 49.4%, to $3.2 million in the three months ended September 30, 2021 from $6.3 million for the three months ended September 30, 2020. The decrease was primarily due to a net decrease of $5.7 million in revenues from the sale of our Drive Systems. Interruptions in OEM vehicle supply amid a worldwide microchip shortage has caused OEMs to stop taking fleet orders for much of the first nine months of the year in 2021 and some OEMs are telling large fleets they will receive zero new vehicles in 2021. This decrease was partially offset by the addition of energy infrastructure solutions revenues, of $2.6 million across over 106 projects.

Cost of Revenues

Cost of revenues decreased by $3.1 million, or 54.9%, to $2.5 million in the three months ended September 30, 2021 from $5.6 million for the three months ended September 30, 2020. The decrease was primarily attributable to a net decrease in the costs of revenue of $4.8 million of Drive Systems, due to a decrease in sales. This decrease was partially offset by an increase in the cost of revenues of $1.7 million for energy infrastructure projects completed.

Gross Profit (Loss)

Gross profit decreased by $0.1 million, to $0.7 million in the three months ended September 30, 2021 from $0.8 million for the three months ended September 30, 2020. The gross profit decreased by $1.0 million for gross profit on the sale of Drive Systems. This is offset by an increase of $0.9 million on the sales of infrastructure projects.

Research and Development

Research and development expenses increased by $1.6 million, or 95.4%, to $3.2 million in the three months ended September 30, 2021 from $1.6 million for the three months ended September 30, 2020. The increase was primarily due to additional employee compensation costs of $0.9 million, professional service expenses of $0.3 million, facilities and production costs of $0.3 million and technology expenses of $0.1 million. The increase was primarily due to the hiring of 29 additional engineering staff to support sales growth and to further develop and broaden our Drive Systems product lines as well as the opening of a new research and development facility in Wixom, MI in the second quarter of 2021.

Selling, General and Administrative

Selling, general, and administrative expenses increased by $7.4 million, or 140.2%, to $12.7 million in the three months ended September 30, 2021 from $5.3 million for the three months ended September 30, 2020. The increase consisted principally of an increase in legal, accounting and other professional fees incurred in connection with meeting SEC and other financial reporting responsibilities in the amount of $0.5 million, and an increase in headcount of about 46 employees attributable to the responsibilities of becoming a public company and to build out our human resource infrastructure in the amount of $3.6 million. The aforementioned increase in legal, accounting and other professional fees consist of an increase in consulting fees of $1.2 million and a decrease in legal fees of $0.6 million. Additionally, with the acquisition of World Energy, selling, general, and administrative expenses in the period increased by approximately $1.5 million compared to the comparable period in the prior year, consisting principally of employee compensation, benefits and professional fees.

Other (Income) Expense

Interest expense, net decreased by $1.3 million, or 98.9%, to $0.0 million in the three months ended September 30, 2021 from $1.3 million for the three months ended September 30, 2020 primarily due to the Company repaying or converting substantially all debt prior to December 31, 2020. The negative change in fair value of obligation to issue shares of common stock to sellers of World Energy of $0.5 million for the three months ended September 30, 2021 was due to a decrease in the stock price from the date of the acquisition. The change in fair value of warrant liability of $7.2 million for the three months ended September 30, 2021 was principally due to a decrease in the fair value of our Common Stock.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The consolidated statements of operations for the nine months ended September 30, 2021 and 2020 are presented below:

	Nine Months Ended		$	%
	September 30,		Change	Change
	2021	2020
(In thousands)		(restated)
Revenues	$7,569	$9,472	(1,903)	(20.1)
Cost of revenues	6,633	8,713	(2,080)	(23.9)
Gross profit (loss)	936	759	177	23.3
Operating expenses:
Research and development	7,438	3,297	4,141	125.6
Selling, general and administrative expenses	31,522	10,798	20,724	191.9
Loss from operations	(38,024)	(13,336)	(24,688)	185.1
Other (income) expense:
Interest expense, net	35	4,291	(4,256)	(99.2)
Loss on extinguishment of debt	-	1,038	(1,038)	(100.0)
Loss on asset disposal	45	-	45	-
Change in fair value of obligation to issue shares of common stock to sellers of World Energy	(18)	-	(18)	-
Change in fair value of warrant liability	(81,960)	-	(81,960)	-
Change in fair value of convertible notes payable derivative liability	-	3,565	(3,565)	(100.0)
Other income	(40)	-	(40)	-
Net income (loss)	$43,914	$(22,230)	66,144	297.5

Revenues

Revenues decreased by $1.9 million, or 20.1%, to $7.6 million in the nine months ended September 30, 2021 from $9.5 million for the nine months ended September 30, 2020. The decrease was principally due to a net decrease of $7.0 million in revenues from the sale of our Drive Systems. Interruptions in OEM vehicle supply amid a worldwide microchip shortage has caused OEMs to stop taking fleet orders for much of the first half of the year 2021 and some OEMs are telling large fleets they will receive zero new vehicles in 2021. This is causing a prolonged disruption to sales of our electrified Drive Systems. We have flexibility to also provide our Drive Systems as a retrofit for existing fleet vehicles. We will continue to develop new sales opportunities through innovative access to new vehicles for our customers as well as providing retrofits where applicable. We re- entered the California market with CARB approval in June 2021 for our Ford Transit HEV systems, we have been approved for four additional CARB EOs and we expect additional EOs from CARB for other applications over the coming months. We have seen positive signs in terms of increased budgets from municipal customers, but we believe the OEM chip shortage is hindering the rebound in that area of the market, despite budget availability. This decrease was partially offset by the addition of energy infrastructure solutions revenues of $5.1 million across over 185 projects.

Cost of Revenues

Cost of revenues decreased by $2.1 million, or 23.9%, to $6.6 million in the nine months ended September 30, 2021 from $8.7 million for the nine months ended September 30, 2020. The decrease was primarily attributable to a net decrease in the costs of revenue of $5.8 million of Drive Systems, due to a decrease in sales. This decrease was partially offset by an increase in cost of revenues of $3.0 million for energy infrastructure projects completed, $0.5 million for write-offs and allowances for Drive Systems inventory and $0.3 million for overhead allocation for Drive Systems.

Gross Profit (Loss)

Gross profit increased by $0.2 million, to $0.9 million in the nine months ended September 30, 2021 from $0.8 million for the nine months ended September 30, 2020. The gross profit increased by $2.1 million on the sales of infrastructure projects. This is offset by a decrease of $1.2 million for gross profit on the sale of Drive Systems.

Research and Development

Research and development expenses increased by $4.1 million, or 125.6%, to $7.4 million in the nine months ended September 30, 2021 from $3.3 million for the nine months ended September 30, 2020. The increase was primarily due to additional employee compensation costs of $2.1 million, professional service expenses of $0.7 million, facilities and production costs of $1.4 million and technology expenses of $0.2 million. The increase was primarily due to the hiring of 29 additional engineering staff to support unit sales growth and to further develop and broaden our Drive Systems product lines as well as the opening of a new research and development facility in Wixom, MI in the second quarter of 2021.

Selling, General and Administrative

Selling, general, and administrative expenses increased by $20.7 million, or 191.9%, to $31.5 million in the nine months ended September 30, 2021 from $10.8 million for the nine months ended September 30, 2020. The increase consisted principally of an increase in legal, accounting and other professional fees incurred in connection with meeting SEC and other financial reporting responsibilities in the amount of $5.8 million, and an increase in headcount of about 46 employees attributable to the responsibilities of becoming a public company and to build out our human resource infrastructure in the amount of $7.6 million. The aforementioned increase in legal, accounting and other professional fees consist of increases in consulting fees of $4.8 million and legal fees of $1.1 million. Additionally, with the acquisition of World Energy, selling, general, and administrative expenses in the nine-month period increased by approximately $2.4 million compared to the comparable period in the prior year, consisting principally of employee compensation and benefits and professional fees.

Other (Income) Expense

Interest expense, net decreased by $4.3 million, or 99.2%, to $0.0 million in the nine months ended September 30, 2021 from $4.3 million for the nine months ended September 30, 2020 primarily due to the Company repaying or converting substantially all debt prior to December 31, 2020. We incurred a loss on extinguishment of $1.0 million in connection with the amendment of certain convertible notes for the nine months ended September 30, 2020. There was no loss on extinguishment of debt for the nine months ended September 30, 2021. The negative change in fair value of obligation to issue shares of common stock to sellers of World Energy of $18 for the nine months ended September 30, 2021 was due to a decrease in the stock price from the date of the acquisition. The change in fair value of warrant liability of $82.0 million for the nine months ended September 30, 2021 was principally due to a decrease in the fair value of our Common Stock.

Liquidity and Capital Resources

As of September 30, 2021, we had working capital of $371.9 million, including cash, cash equivalents and restricted cash of $366.9 million. We had net income of $43.9 million (a net loss of $38.1 million after adjusting for a non-cash gain of $82.0 million to recognize the change in fair value of warrant liability) for the nine months ended September 30, 2021 and incurred a net loss of $22.2 million for the nine months ended September 30, 2020.

During the nine months ended September 30, 2021, 7,441,020 public warrants were exercised, which resulted in the issuance of 7,441,020 shares of the Company’s Common Stock, generating cash proceeds of approximately $85.6 million.

We expect to continue to incur net losses in the short term, as we continue to execute on our strategic initiatives to optimize our production for scale, invest in the sales and channel teams, and expand our products and services. Based on our current liquidity, we believe that no additional capital will be needed to execute our current business plan over the next 12 months.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Net cash provided by (used in)
Operating activities	$(34,215)	$(13,087)
Investing activities	$(14,105)	$(162)
Financing activities	$85,427	$11,446
Net change in cash and cash equivalents	$37,107	$(1,803)

Cash Flows Used in Operating Activities

The net cash used in operating activities for the nine months ended September 30, 2021 was $34.2 million. Sources consisted of net income of $43.9 million (a net loss of $38.1 million after adjusting for a non-cash gain of $82.0 million to recognize the change in fair value of warrant liability), a decrease in accounts receivable of $10.9 million, an increase in accrued expenses and other current liabilities of $4.4 million, and noncash items in the aggregate of $3.6 million. The sources of operating cash were offset by a change in the fair value of warrant liabilities of $82.0 million, an increase of inventory of $13.2 million and a decrease in accounts payable of $2.3 million. The net cash used in operating activities for the nine months ended September 30, 2020 was $13.1 million which consisted of a net loss of $22.2 million, offset principally by a change in the fair value of warrant liabilities of $3.6 million, an increase of debt discount amortization of $3.1 million, an increase of $0.7 million to stock-based compensation, and additional noncash items in the aggregate of $2.2 million.

Cash Flows Used in Investing Activities

The net cash used in investing activities for the nine months ended September 30, 2021 was $14.1 million which consisted of a payment to acquire the membership interests of World Energy of $8.2 million, an investment in the eNow Convertible Note of $3.0 million and purchases of equipment of $2.9 million including $0.8 million towards the purchase of electric buses. The net cash used in investing activities for the nine months ended September 30, 2020 was $0.2 million which consisted of the purchase of R&D equipment.

Cash Flows Provided by Financing Activities

The net cash provided by financing activities for the nine months ended September 30, 2021 was $85.4 million, substantially all of which consisted of proceeds from the exercise of public warrants. The net cash provided by financing activities for the nine months ended September 30, 2020 was $11.4 million which consisted of proceeds from the issuance of subordinated convertible promissory notes of $8.1 million, and proceeds from the paycheck protection program of $1.1 million.

Related Parties

We are party to a noncancelable lease agreement for office, research and development, and vehicle development and installation facilities with a holder of more than 5% of our Common Stock. The lease term extends through February 28, 2022. Pursuant to the terms of the lease agreement, we currently pay monthly rent installments of $19,473 for this property. The lease includes a rent escalation clause, and rent expense is being recorded on a straight-line basis. Rent expense under the operating lease was $0.1 million and $0.1 million for the three months ended September 30, 2021 and 2020 and

$0.2 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Emerging Growth Company Status

We are an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”). Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We may elect not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time we are no longer considered to be an emerging growth company. At times, we may elect to early adopt a new or revised standard. See Note 2 of the accompanying unaudited condensed consolidated financial statements herein and Note 3 of the audited consolidated financial statements in our Annual Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three and nine months ending September 30, 2021 and 2020.

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

New and Recently Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are applicable to us as of the specified effective date. As of September 30, 2021, there are no new accounting pronouncements not yet adopted that will have an impact on our financial position or results of operation.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and our Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021.

Based on this evaluation, including the presence of a material weakness as discussed below and the continuation of the material weaknesses described in our Annual Report, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, see Legal Proceedings in Note 13, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

There have not been any material changes to the risk factors disclosed in our Annual Report for the year ended December 31, 2020 other than those disclosed in our Part II, Item 1A under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 17, 2021 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on August 13, 2021 and the risk factors set out below.

Recent and pending management changes could disrupt our operations and impair our ability to attract and retain key personnel.

We have experienced recent changes to our senior management team, including the announced departure of Dimitri Kazarinoff and appointment of Eric Tech as our Chief Executive Officer effective as of December 1, 2021. Changes in our senior management and uncertainty regarding pending changes may disrupt our operations, impact partner relationships, and impair our ability to recruit and retain other needed personnel. Any such disruption or impairment could have an adverse effect on our business.

Our product development efforts are subject to counterparty risks

We often develop products as part of co-development agreements where our counterparty bears some of the product development and engineering costs and, among other obligations, may be responsible for supplying critical components or designs, providing access to key customers or technologies, or developing the more fulsome product or platform (a chassis or vehicle, for example) that incorporates or makes use of our products.  In some instances, we’ve made investments in those counterparties to provide them with additional working capital and provide us with greater returns upon the expected commercial success of the integrated product offering.  Among other initiatives, we are currently developing an electric drivetrain for use in Curbtender medium duty refuse vehicles, and a battery pack and associated power systems for use in eTRUs in refrigerated trailers for eNow. Our reliance on these and other counterparties subjects our product development efforts, the expected commercial success of those products, and any investment we’ve made in those counterparties to the risks facing those businesses, including their own financial wellbeing and liquidity, the effectiveness of their salesforce, the quality of their customer relationships, the stability of their workforce, the capability of their engineering teams, the adequacy of their own technology and manufacturing ability, and other risks that may be unforeseeable from the perspective of a co-developer.  Should these businesses and/or product offerings fail to achieve the commercial success we anticipate, our own revenues may be impacted and our investments may be impaired.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description	Included	Form	Filing Date
10.1	Membership Interest Purchase Agreement	By Reference	10-Q	August 13, 2021
10.2	eNow Purchase Agreement	By Reference	10-Q	August 13, 2021
10.3+	Executive Employment Agreement, dated November 1, 2021 by and between the Company and Eric Tech.	By Reference	8-K	November 1, 2021
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Herewith
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Herewith
32.1^*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
32.2^*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
101.INS*	Inline XBRL Instance Document	Herewith
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Herewith
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	Herewith
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	Herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Herewith
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Herewith

*	Filed herewith
+	Indicates a management contract or compensatory plan or arrangement.

^	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XL FLEET CORP.

Date: November 15, 2021	By:	/s/ Dimitri N. Kazarinoff
	Name:	Dimitri N. Kazarinoff
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Cielo Hernandez
	Name:	Cielo Hernandez
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)