Form 10-K
period 2021-12-31
XL Fleet Corp.
filed 2022-03-01
CIK 1772720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange of $8.33 per share as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $916 million.

As of February 25, 2022, 141,409,508 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2022 annual meeting of stockholders are deemed to be incorporated by reference into Part III of this report.

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

Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	our financial and business performance, including financial projections and business metrics;

●	our ability to pursue sales opportunities during the ongoing global microchip shortage and in the face of other global supply chain constraints;

●	our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;

●	the implementation, market acceptance and success of our business model;

●	our ability to scale;

●	developments and projections relating to our competition and industry;

●	our ability to realize the anticipated benefits of the acquisition of World Energy Efficiency Services, LLC or future acquisition targets;

●	the impact of health epidemics, including the novel coronavirus (“COVID-19”) pandemic, on our business and supply chain and the actions we may take in response thereto;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	our ability to obtain funding for our operations;

●	our business, expansion plans and opportunities; and

●	the outcome of any known and unknown litigation and regulatory proceedings.

The uncertainties underlying these statements and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report on Form 10-K are more fully described in Item 1A under the heading “Risk Factors.” The risks described under the heading “Risk Factors” are not exhaustive. Other sections of this Annual Report on Form 10-K, such as the description of our business set forth in Item 1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 describe additional factors that could adversely affect the business, financial condition or results of operations of the Company. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ii

PART I

Unless the context provides otherwise, all references in this Annual Report on Form 10-K to “XL Fleet”, “XL”, the “Company”, “we”, “our” and “us” refer to XL Fleet Corp and its consolidated subsidiaries.

Item 1. Business.

Corporate History and Background

On December 21, 2020 (the “Closing Date”), Pivotal Investment Corporation II, a special purpose acquisition company incorporated on March 20, 2019 (“Pivotal”), consummated a business combination pursuant to that certain Agreement and Plan of Reorganization, dated as of September 17, 2020 (the “Merger Agreement”), by and among Pivotal, PIC II Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of Pivotal (“Merger Sub”), and XL Hybrids, Inc., a Delaware corporation (“Legacy XL”). Pursuant to the terms of the Merger Agreement, a business combination between Pivotal and Legacy XL was affected through the merger of Merger Sub with and into Legacy XL, with Legacy XL surviving as the surviving company and as a wholly-owned subsidiary of Pivotal (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). On the Closing Date, and in connection with the closing of the Business Combination (the “Closing”), Pivotal Investment Corporation II changed its name to XL Fleet Corp.

Company Overview

We are a provider of fleet electrification solutions for commercial vehicles in North America, offering our systems for vehicle electrification (our “Power Drive” business) and through our energy efficiency and infrastructure solutions business, including charging stations to enable customers to effectively plug in their electrified vehicles (our “XL Grid” business). XL Fleet has sold over 4,450 electrified powertrain systems that have been driven over 181 million miles by over 245 fleet customers, as of December 31, 2021.

In over 10 years of operations, we believe that we have built a large customer base deploying Class 2-5 vehicles across North America. Our fleet electrification solutions for commercial vehicles provide the market with cost-effective hybrid solutions with on-board telematics that are available for sale and deployment across a broad range of popular vehicle chassis from the world’s leading OEMs. We launched our XL Grid business in December 2020 and with the acquisition of World Energy Efficiency Services, LLC (“World Energy”) in May 2021, we are able to offer comprehensive solutions to commercial fleets to sustainably transform their operations.

With the acquisition of World Energy, we became a provider of energy efficiency, renewable technology, electric vehicle charging station and other energy solutions to customers across the New England region. By leveraging our comprehensive solutions in combination with project management and utility incentive and financing programs, we assist companies throughout all aspects of the fleet vehicle electrification process. We provide full-service electric vehicle charger installations, including the assessment of a location’s electrical infrastructure, site layout of the charging area plan and equipment installation. We believe that the availability of robust electric vehicle charging and infrastructure solutions is critical to meeting the long-term fleet electrification goals of our customers which in turn will translate into growth opportunities for the Company.

We are currently conducting a strategic review which includes assessing our product and service offerings, strategy, processes and growth opportunities. While this strategic review is ongoing, the Company will be narrowing its focus in 2022 to concentrate on those areas of our Power Drive business that we believe to be the most profitable, both in the short- and long-term. As part of this refocusing effort, in February of 2022, we eliminated 51 full-time positions across the organization.

Market Opportunity

Within the last two years, there has been substantial disruption in the electrification of municipal and commercial fleets and renewed emphasis on decarbonization across many commercial sectors. Federal and regional mandates and incentive programs are increasing the adoption rate of fleet electrification, particularly in fully-electric offerings. These disruptive forces have led to the emergence and growth of more fully electric OEM vehicle offerings, reductions in the availability of fossil fuel powered OEM vehicle chassis and the continuation of the microchip shortage. In light of these and other factors, we are re-assessing the risks and market opportunities for our Power Drives business. Based upon that assessment, we have taken actions during the first quarter of 2022 to scale back our Power Drive business.

We believe, however, that these same disruptions have the ability to create more demand for our energy efficiency, infrastructure and vehicle charging business. With commercial and municipal fleets increasingly migrating to electric vehicles, we believe that organizations will require enhancements to their energy infrastructures in charging stations and electrical distribution to recharge those vehicles. Furthermore, organizations will need to invest significantly in energy efficient solutions within their footprint to both free up kilowatt hour capacity for vehicle charging and to meet increasing broad commitments to reduce their carbon footprint. All of these electrification, distribution and efficiencies initiatives will create demand for service providers who can assist fleet operators with implementation of solutions and navigation through the complex and rapidly changing mandate and incentive landscape.

Our Technology and Products

Our XL Grid energy efficiency and infrastructure services business is primarily project driven where we identify efficiency measures and infrastructure enhancements that commercial and municipal customers can implement to improve efficiency and expand capacity for fleet electrification. Many of our projects are partially funded through incentives provided by regional electric utilities. Typical energy efficiency projects address improvements in heating, ventilation or air conditioning (“HVAC”) equipment, and the upgrade of lighting. Infrastructure projects consist principally of the design and build out of facilities and infrastructure to provide on-site vehicle charging. An essential component of our XL Grid offering is the technology assessment, regulatory and project management services we provide to assist the customer with maximizing the return on its investment.

Our electrified Power Drives systems are comprised of an electric motor that is mounted onto the vehicle’s drive shaft, an inverter motor controller, and a lithium ion battery pack to store energy to be used for propulsion. No other significant modifications to the vehicle are required, and no changes are made to the internal combustion engine or transmission. We deploy our electrified Power Drives systems (XLH™ and XLP™) onto the chassis of vans, pickups, shuttle buses, delivery trucks, and many other commercial vehicles produced by leading OEMs such as Ford, RAM, GMC, Chevrolet and Isuzu. This technology can be installed as the vehicles are being manufactured by industry standard second stage manufacturers, known as upfitters, in less than one day, with no negative impact on the vehicles’ operational performance or factory warranties and with reduced maintenance cost. Our electrified powertrain systems capture and store energy during braking and subsequently deploy that energy into the driveline during acceleration, operating in parallel with the existing OEM drive train. Our systems enable vehicles to burn less fuel and emit less CO2. To date, vehicles deploying our electrification solutions have driven over 181 million miles.

The Power Drive system allows the vehicle to continue leveraging its internal combustion engine, while an electric motor mounted on the driveshaft provides an electric assist during acceleration that reduces strain on the engine and lowers the amount of fuel consumed. During deceleration, that motor serves as a generator that captures energy through a process called regenerative braking, which stores that energy in the system’s battery pack. When the vehicle accelerates, that power is transferred into the driveline once again, and the process repeats. This allows our systems to operate in parallel with the OEM drivetrain, maintain factory vehicle warranties, and regenerate energy automatically to help power the vehicle.

We have begun leveraging the technology and know-how of our Power Drive business into related electrification initiatives. We have been awarded a contract with the US Military to develop a retrofit kit for a tactical vehicle. This kit, if adopted by the US Military, has the potential to be fitted to over 60,000 vehicles in service today providing a significant fuel saving. We also have in the prototype stage a fully-electric Class 6 refuse vehicle developed in partnership with Curb Tender.

Industry and Competition

Within our XL Grid business, we generally compete against local, regional and national competitors. Typically national competitors are much larger, operate across the United States and often internationally, and offer products and services that extend beyond those that we offer. These competitors often target customers that are national and international in scope, whereas we are principally targeting commercial and municipal organizations within our Northeast regional footprint. Competitors who operate nationally include Ameresco, AECO and Willdan, as well as separate divisions of many of the regional public utility companies.

There has been substantial growth in the electric vehicle sector, which when combined with the reduced availability of OEM chassis for us to install Power Drives, represents significant competition. For example, nearly all traditional OEMs and many new market entrants have accelerated and expanded their own electric vehicle lineups.

We expect that in our Power Drives business, our potential customers will see electric vehicle manufacturers as our competitors. These competitors include current manufacturers such as Lion Electric Company, Hyliion, Inc., GreenPower Motor Company, Lightning eMotors, XOS, Inc., Nikola Motor Company and Proterra, Inc.

Customers

In our XL Grid business, our customers have traditionally been small and medium sized businesses, as well as municipalities, such as schools and offices. The XL Grid service is scalable, so customers may include facilities in multiple locations throughout the U.S. that can benefit from energy efficiency improvements, especially in lighting and HVAC. Given the growth that we expect to see in charging stations and energy infrastructure projects, we anticipate that our customer pool may be larger than the small and medium sized businesses that we have traditionally served. We believe that there will be substantial new capital flowing into EV charging installation and customer-sited energy storage and energy generation infrastructure projects.

Customers for our Power Drive systems are generally commercial and government operators of large service and delivery fleets. Our end-use customers most often purchase our systems from upfitters, OEM dealerships or other participants in our sales channels, who are our direct customers. Our end-use customer base is comprised of Fortune 500 corporate enterprises, public utilities, and municipalities of all sizes. In our 11-year existence, we have served over 245 end-use customers deploying over 4,450 systems. These systems have combined use in real world applications in excess of 181 million miles as of December 31, 2021.

Partnerships and Suppliers

In our XL Grid business, we purchase lighting and infrastructure equipment from major national and international equipment suppliers. We rely on a skilled group of sub-contractors to install and implement our energy efficiency and infrastructure solutions.

 In our Power Drive business, we rely on an established upfitter partner network with locations throughout the U.S. and Canada to support the installation of our product via the industry standard ship-thru and upfit processes. We, or our upfitters, arrange for the customers’ purchase of the vehicle chassis in which our products are installed. This requires advance planning and coordination between us and the OEM to schedule chassis production and specifications of each vehicle to ensure conformance with the specifications of our products.

We rely on third-party suppliers for the provision and development of many of the key components and materials used in our electrified powertrain solutions. While we obtain components from multiple, redundant suppliers whenever possible, some of the components used in our vehicles are purchased from a single source or a limited number of sources. We are reliant upon a single source, Parker Hannifin Corporation, for the supply of motor components operating under a three-year non-exclusive supply agreement with volume and pricing commitments. In the case of batteries, we rely on more than one supplier.

Strategy and Value Proposition

We are currently conducting a strategic review of the risks and market opportunities of our businesses. Based upon our initial indications, we are taking actions in the first quarter of 2022 to narrow our operational focus and concentrate efforts and resources on the most profitable areas of the business. As part of this process, we will be strategically reducing some aspects of our Power Drive product lines and limiting those offerings to those platforms and applications that we believe are most scalable and provide the most substantial return on investment. As part of this realignment, we have recently taken actions to align our team and resources with our short-term needs. In February 2022, the Company eliminated 51 full-time positions across the organization. The severance charges related to this reduction were approximately $1.3 million. We will continue to invest in and grow the energy efficiency and infrastructure offerings of our XL Grid business.

Our goal is to leverage our core competencies in electrification and energy efficiency to deliver to customers cost effective solutions that help them to realize their goals in electrification and decarbonization of operations.

 Manufacturing and Production

We produce our electrification systems and energy efficiency and infrastructure equipment from components manufactured by third party suppliers. We also rely on system installation support from certified upfitters as required to meet demand volume. Our production team capabilities include receiving, warehousing, production/kitting, delivery, install/upfit training and system/component level troubleshooting. Our support functions, including supply chain, quality, and engineering operate remotely with daily contact with the production team.

Sales and Marketing

We maintain a sales and marketing team designed to promote, sell and communicate to our core target customers throughout the U.S. and Canada.

Research and Development

We conduct vehicle electrification research and development in support of our Power Drive offerings at our 3 locations: our corporate headquarters in Boston, MA, the Southern California Technical Center in Foothill Ranch, CA and at our Michigan Technical Center in Wixom, MI. These facilities are equipped with prototyping and testing capabilities to support product development. As needed, we supplement testing with outside test facilities to support product development along with ensuring compliance to applicable standards and regulations such as Federal Motor Vehicle Safety Standards (“FMVSS”). To support development, these facilities have engineering and support staff. As part of our strategic reduction of our Power Drive business, we will be terminating research and development activities in Boston, MA in the first half of 2022.

We have begun leveraging the technology and know-how of our Power Drive business into related electrification initiatives. We are developing a prototype for the US Military of a kit that can be retrofitted to tactical vehicles in the field. This development started in 2021 and will continue throughout 2022. Development is being conducted according to the required US Military standards. We also have in the prototype stage a fully-electric Class 6 refuse vehicle developed in partnership with Curb Tender.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property, and we rely on a combination of patents, know-how, copyrights, trademarks, trade secrets and non-disclosure agreements to establish and protect our intellectual property. As of December 31, 2021, we had 27 issued patents, including one international patent from China. In addition, as of December 31, 2021, we had 14 patent applications that were published (or awaiting publication) and are under examination at the U.S. Patent Office. We also have four provisional patent application that have been filed with the U.S. Patent Office. In addition to the above, eleven trademarks have been assigned to us.

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

Facilities

We currently operate five separate leased facilities across the U.S., strategically positioned across the East coast, Midwest and West coast in order to best leverage proximity to customers, partners and employee talent pools.

Our headquarters is located in Brighton, MA, a neighborhood of Boston. This flagship facility houses members of the executive leadership team, along with the engineering, sales & marketing, finance, human resources, service and supply chain functions. The facility includes a mixture of upper floor offices and lower floor automotive engineering equipment, including vehicle lifts and a dynamometer which enables the team to conduct extensive system and emissions testing on-site. Our lease was extended to August 31, 2022.

In 2021 our production team moved into a new leased facility in Quincy, IL. It is strategically located near OEM and key upfitter partner headquarters facilities. This facility is predominantly responsible for receiving material inventory and completing and shipping finished kits to customers. Site capabilities include receiving, warehousing, production/kitting, delivery, install/upfit training and basic system/component level troubleshooting. Our lease expires on April 30, 2026.

We also operate a facility in Foothill Ranch, CA which houses members of the engineering team that were brought into the business through the 2019 acquisition of Quantum Fuel’s electrification division. This team includes expertise in electrical, mechanical and systems engineering and is responsible for new product development, testing and component integration. Our lease expires on February 28, 2025, with the option to extend for an additional 60-month term.

Effective February 2021 we opened a location in Wixom, MI, which will serve as a fleet electrification technology center to support the design, development, testing and validation of a wide range of commercial vehicle electrification solutions. The facility includes a component test lab including vibration capability, a vehicle chassis dynamometer, an electronics lab and battery testing equipment. Our lease expires in February 2024.

We lease a facility in Worcester, MA that houses members of the World Energy team. The lease expires in September 2023.

In addition, roughly 10 percent of our employees work remotely on a regular basis across a range of functions for whom frequent travel is required, including sales & marketing, service and quality. Throughout the COVID-19 pandemic, the majority of our employees have worked remotely unless required to be at a facility to perform their core functions.

Employees

As of December 31, 2021, we had 177 full time employees, including 34 employees at World Energy Efficiency Services. We have not experienced any work stoppages, do not include any labor unions and consider our relationship with employees to be very good.

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

Environmental standards applicable to us are established by the laws and regulations of the countries in which we operate, standards adopted by regulatory agencies and the permits and licenses that we hold. Each of these sources is subject to periodic modifications and increasingly stringent requirements. Violations of these laws, regulations or permits and licenses may result in substantial civil and criminal fines, penalties, orders to cease the violating operations or to conduct or pay for corrective works. In some instances, violations may also result in the suspension or revocation of permits and licenses.

Vehicle Safety and Testing Regulation

The vehicles containing our systems are subject to, and required to comply with, numerous regulatory requirements established by the National Highway Traffic Safety Administration (“NHTSA”), including applicable Federal Motor Vehicle Safety Standards (“FMVSS”). The OEMs must self-certify that its vehicles meet or are exempt from all applicable FMVSSs before a vehicle can be imported into or sold in the U.S.

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

CARB Emissions Compliance and Certification

Our hybrid and plug-in hybrid systems are fitted to vehicles that have been certified to meet the requirements of U.S. Environmental Protection Agency (the “EPA”) and California Air Resources Board (“CARB”). The OEMs are responsible for ensuring compliance with the appropriate regulations for the base vehicle for emissions, fuel economy and on-board diagnostics.

CARB classifies the XL hybrid and plug-in system as an aftermarket fit system / device. As such, CARB requires that an Executive Order (“EO”) is obtained for the sale of the system intended for use on a vehicle to be operated in the state of California. In order to obtain the EO, we are required to submit an application to CARB for each vehicle group or family, which is required for each model year. The vehicle models included in a group or family are determined by the level of commonality of vehicle systems on both the base vehicle and the hybrid or plug-in hybrid systems that are fitted.

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

In 2021 we have obtained 7 EOs for hybrid systems covering 2021 and 2022 Model Years, and in February 2022 received an EO for the sale of our battery electric Ford F-600 platform. We are in the process of conducting testing against CARB issued test orders for future products to be introduced into the California market. EOs issued by CARB to us are public record and are available to view on the CARB database for aftermarket, performance, and add-on parts. EOs also include requirements to collect data from vehicles in the field (in-use data).

We have obtained our first EO for our first battery electric vehicle. This is based on the conversion of a 2021MY vehicle. An application has been filed for a 2022 MY vehicle and an EO is expected to be issued by March 31, 2022.

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

Our battery portfolio has leveraged three commercially available Lithium-ion batteries. Further, we have developed a hybrid battery and a plug-in hybrid pack with industry partners. The commercially available batteries were designed and tested by the suppliers, while the developed packs went under stringent testing to comply with Society of Automotive Engineers International J2929 Standard, “Safety Standard for Electric and Hybrid Vehicle Propulsion Battery Systems Utilizing Lithium Based Rechargeable Cells.”

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

All XL developed batteries have been tested and meet the requirements for USDOT Federal Regulations Title 49 Part 173.185 General Requirements for Shipments and Packaging; Lithium Cells and Batteries issued by the Pipeline and Hazardous Materials Safety Administration. Testing was performed following the United Nations (“UN”) Recommendations on the Transport of Dangerous Goods; Manual of Tests and Criteria Section 38.3.

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

Beginning on March 8, 2021, two putative class action complaints were filed in the federal district court for the Southern District of New York against us and certain of our current officers and directors. The cases were consolidated as In re XL Fleet Corp. Securities Litigation, Case No 1:21-cv-02171, a lead plaintiff was appointed, and an amended consolidated complaint was filed on July 20, 2021. The amended complaint alleges that certain public statements made by the defendants between September 18, 2020 and March 31, 2021 violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Our motion to dismiss the amended complaint was denied on February 17, 2022. The Company believes that the allegations asserted in the securities class action are without merit, and we intend to vigorously defend the action. There can be no assurance, however, that we will be successful. At this time, we are unable to estimate potential losses, if any, related to this action.

On September 20, 2021, and October 19, 2021, two class actions were filed in the Delaware Court of Chancery against certain of the Company’s current officers and directors, and the Company’s sponsor, Pivotal Investment Holdings II LLC. The actions were consolidated as In re XL Fleet (Pivotal) Stockholder Litigation, C.A. No. 2121-0808, and an amended consolidated class action complaint was filed on January 31, 2022. The amended complaint alleges various breaches of fiduciary duty, and aiding and abetting breaches of fiduciary duty, for purported actions relating to the negotiation and approval of the December 21, 2020 merger and organization of Legacy XL to become XL Fleet Corp., and purportedly materially misleading statements made in connection with the merger. The Company believes that the allegations asserted in the action are without merit, and the Company intends to vigorously defend the lawsuit.

The Company has received requests for information including a subpoena, from the Securities and Exchange Commission (“SEC”) related to, among other things, the Company’s business combination with XL Hybrids, Inc. and the related PIPE financing, the Company’s sales pipeline and revenue projections, purchase orders, suppliers, CARB approvals, fuel economy from our Power Drive products, customer complaints, and disclosures and other matters in connection with the foregoing. According to the subpoena, the investigation is a fact-finding inquiry and does not mean that the SEC has concluded that there is a violation of the law. We intend to provide the requested information and cooperate fully with the SEC investigation.

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

Risks Related to our Business and Industry

●	We are an early stage company with a history of losses, and we expect to incur significant expenses and continuing losses.

●	We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

●	We rely on a limited number of customers for a large portion of our revenues, and the loss of one or more such customers could have a material adverse impact on our business, financial condition and results of operations.

●	Our business model requires further market penetration to drive growth and failure to expand would have a material adverse effect on our operating results and business and could result in substantial liabilities that exceed our resources.

●	If we fail to manage our growth effectively, including failing to attract and integrate qualified personnel, we may not be able to develop, produce, market and sell our electrified powertrain solutions successfully.

●	Our success will depend on our ability to economically source and coordinate the installation of electrified powertrain solutions at scale, and our ability to develop and produce electrified powertrain solutions of sufficient quality and appeal to customers on schedule and at scale is unproven.

●	If we are unable to successfully produce our electrified powertrain solutions, our business will be harmed.

●	We are dependent on vehicle OEMs, upfitters and body builders to bring our electrified powertrain solutions to market, which is subject to risks.

●	Our future growth in Power Drive sales is dependent upon the fleet industry’s willingness to adopt hybrid vehicles (“xEVs”).

●	We, the OEMs and our suppliers are subject to substantial regulation, and unfavorable changes to, or failure by us, the OEMs or our suppliers to comply with, these regulations could substantially harm our business and operating results.

●	We are highly dependent on the services of Eric Tech, our Chief Executive Officer, and if we are unable to retain Mr. Tech, attract and retain key employees and hire qualified management, technical and vehicle engineering personnel, our ability to compete could be harmed.

●	Future product recalls could materially adversely affect our business, prospects, financial condition and operating results.

●	Vehicles equipped with our electrified powertrain solutions will make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame.

●	We are or may be subject to risks associated with strategic alliances or acquisitions and may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.

●	Our electrified powertrain solutions could face competition from original equipment manufacturers and other providers of electrification solutions that enter the commercial vehicle electrification market.

●	The performance characteristics of our electrified powertrain solutions, including fuel economy and emissions levels, may vary, including due to factors outside of our control.

●	Our suppliers may rely on complex machinery for our component production, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.

●	Our manufacturing operations are dependent upon third-party suppliers, including, in certain cases, single-source suppliers, making us vulnerable to supply shortages.

●	Increased warranty claims could materially adversely affect our business, prospects, financial condition and operating results.

●	Our electrified powertrain solutions rely on software and hardware that is highly technical, and if these systems contain errors, bugs or vulnerabilities, or if we are unsuccessful in addressing or mitigating technical limitations in our systems, our business could be adversely affected.

●	If our electrified powertrain solutions fail to perform as expected, our ability to develop, market and sell our electrified powertrain solutions could be harmed.

●	Developments in alternative technology or improvements in the internal combustion engine may adversely affect the demand for our electrified powertrain solutions.

●	Our assumptions regarding the ability of our electrified powertrain solutions to limit carbon intensity and reduce GHG emissions and contribute to global decarbonization may be inaccurate.

●	We will incur increased costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives.

●	Our management has limited experience in operating a public company.

●	We are subject to governmental export and import control laws and regulations. Our failure to comply with these laws and regulations could have an adverse effect on our business, prospects, financial condition and operating results.

●	Our intellectual property applications for registration may not issue or be registered, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

●	Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Business Combination or other ownership changes.

●	We may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans and other incentives for which we may apply. As a result, our business, prospects, financial condition and operating results may be adversely affected.

●	We have been, and may in the future be, adversely affected by the global COVID-19 pandemic, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm our business prospects, financial condition and operating results.

Risks Related to Ownership of Our Securities

●	Concentration of ownership among our existing executive officers, directors and their respective affiliates may prevent new investors from influencing significant corporate decisions.

●	Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our common stock, par value $0.0001 (“Common Stock”).

●	Our charter contains anti-takeover provisions that could adversely affect the rights of our stockholders.

●	If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our Common Stock adversely, the price and trading volume of our Common Stock could decline.

●	We may issue additional Common Stock or preferred stock, including under our equity incentive plan. Any such issuances would dilute the interest of our stockholders and likely present other risks.

●	We are subject to legal proceedings including an SEC investigation, stockholder fiduciary duty suits, and shareholder class actions, and we may be subject to legal proceedings in the future including product liability, patent, copyright or trademark infringements, or trade secret misappropriation claims, which may be time-consuming and expensive, hinder execution of our business and growth strategy or negatively affect the price of our Common Stock.

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

Our growth in the Power Drives business is highly dependent upon the adoption of xEVs by the commercial and municipal fleet industry. If the market for xEVs and our electrified powertrain solutions does not develop at the rate or in the manner or to the extent that we expect, or if critical assumptions we have made regarding the efficiency of our electrified powertrain solutions are incorrect or incomplete, our business, prospects, financial condition and operating results will be harmed. The fleet market for xEVs is characterized by rapidly changing technologies, price competition, numerous competitors including OEMs, evolving government regulation and industry standards and uncertain customer demands and behaviors.

Factors that may influence the fleet market adoption of xEVs vehicles include:

●	perceptions about xEV quality, safety, design, performance, reliability and cost, especially if adverse events or accidents occur that are linked to the quality or safety of xEVs;

●	the availability of fully-electric vehicles, which some customers may prefer due to incentives and/or a preference to do without a combustion motor entirely;

●	the perceived willingness of vehicle OEMs to honor factory warranties on vehicles equipped with our powertrain solutions;

●	perceptions about vehicle safety in general, including the use of advanced technology, such as vehicle electronics, batteries and regenerative braking systems;

●	the decline of vehicle efficiency and/or range resulting from deterioration over time in the ability of the battery to hold a charge;

●	changes or improvements in the fuel economy of internal combustion engines, the vehicle and the vehicle controls or competitors’ electrified systems;

●	the availability of service, charging and fueling and other associated costs for xEVs;

●	volatility in the cost of energy, electricity, oil and gasoline could affect buying decisions;

●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy, including new regulations mandating zero tailpipe emissions compared to overall carbon reduction;

●	the availability of tax and other governmental incentives to purchase and operate xEVs or future regulation requiring increased use of nonpolluting trucks; and

●	macroeconomic factors.

As an example, travel restrictions and social distancing efforts in response to the COVID-19 pandemic have negatively impacted and will continue to negatively impact the commercial fleet industry, for an unknown, but potentially lengthy, period of time. Additionally, we may become subject to regulations that may require us to alter the design of our electrified powertrain solutions, which could negatively impact customer interest in our products.

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

We incurred net income of approximately $28.8 million (a net loss of approximately $61.3 million after adjusting for the favorable change in fair value of warrant liability of approximately $90.1 million) for the year ended December 31, 2021 and net losses of approximately $60.6 million and $14.9 million for the years ended December 31, 2020 and 2019, respectively. We believe that we will continue to incur operating and net losses through the near future. We are currently conducting a review of the risks and opportunities of our current business and expect to adjust our future strategy based upon the findings of this analysis. Our future net income or loss will be dependent upon the determination and implementation of this future strategy. We expect the rate at which we will incur future losses will be impacted by the following:

●	Costs which may be incurred in connection with the realignment of our business strategy, product offerings, research and development;

●	Costs to develop our electrified powertrain solutions;

●	Investment in and utilization of inventories of parts and components;

●	Expansion of our product and service offerings in our XL Grid energy efficiency and infrastructure offerings;

●	Increase in our general and administrative functions to support our public company obligations; and

●	Acquisition and integration of other businesses.

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

We depend on a limited number of customers for a significant portion of our revenue. For the fiscal year ended December 31, 2021, we had two customers that accounted for 78% of our revenue. The loss of these customers could have a significant impact on our revenues and harm our business, results of operations and cash flows.

We may not be able to further penetrate the fleet or energy efficiency/infrastructure markets or enter into new markets in the future.

Our success, and our ability to increase revenue and operate profitably, depends in part on our ability to expand our customer base into markets and products in which we can operate profitably. We are currently evaluating the risk and opportunities within our current businesses and based upon this evaluation may modify our future strategy. For our current businesses, for example, our success will in part be based upon further penetrating the fleet markets comprised of corporations, municipalities and public utilities along with expansion into new markets. And, in our XL Grid business, success will in part be based upon growing the base of energy efficiency and infrastructure customers, both in our current Northeast region, but also more broadly. If we are unable to meet our customers’ performance requirements or industry specifications limiting expansion into existing or new markets, our business, prospects, financial condition and operating results would be materially adversely affected.

We may be unable to adequately control the costs associated with our operations.

We are in the process of a strategic review to evaluate our offerings, processes, and growth opportunities to ensure that we are charting the proper strategic direction. As a preliminary result of this strategic review, we have decided to narrow our operational focus to more effectively and judiciously execute on our strategy moving forward. We are focusing our effort and resources on what we consider to be the most profitable areas of our business and reducing some aspects of our hybrid offering. As part of this plan to narrow our focus, we have taken some actions to align our team and resources to better reflect our near-term needs. As part of this, we have eliminated 51 full-time positions across the organization in February to ensure that we are operating efficiently. We will require capital to develop our business, including developing and producing our electrified powertrain solutions, our energy efficiency and infrastructure business and any new businesses that we may enter into. We expect to incur expenses which will impact our profitability, including research and development expenses, raw material procurement costs, sales and distribution expenses as we manage our brand and market our products and services, and general and administrative expenses as we scale our operations and incur costs as a public company. Our ability to become profitable in the future will depend on our ability to deliver products and solutions that meet customer and market demands in a profitable manner and manage our expenses efficiently. If we are unable deliver these profitable solutions, our margins, profitability and prospects would be materially and adversely affected.

Our business model requires further market penetration to drive growth and failure to expand would have a material adverse effect on our operating results and business and could result in substantial liabilities that exceed our resources.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected. Our future results depend on the successful implementation of our management’s growth strategies – including the launch of new products and services - and are based on assumptions and events over which we have only partial or no control. These initiatives and products may not generate as much revenue, cost more to bring to market, and create greater liabilities than we anticipate. We will continue to encounter risks and difficulties frequently experienced by early stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the capital-intensive nature of our business, we may sustain substantial operating expenses without generating sufficient revenues to cover expenditures.

We may require continued capital investment.

We expect to have sufficient capital for the next 12 months for the design, development and manufacture of our products. However, we may require additional capital investment in the future to fund operations, continue research and development and improve infrastructure. There can be no assurance that we will have access to the capital we need on favorable terms when required or at all. If we cannot raise additional funds when we need them, our financial condition and business could be materially adversely affected.

If we fail to manage our growth effectively, including failing to attract and integrate qualified personnel, we may not be able to develop, produce, market and sell our products and services successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. While the Company intends to narrow our focus in the Power Drive business in 2022 to concentrate on those areas of that business that we consider to be the most profitable, we intend to grow our operations in those remaining areas. We expect our future growth to include:

●	expanding the management team;

●	hiring and training new personnel;

●	forecasting production and revenue;

●	controlling expenses and investments in anticipation of expanded operations;

●	implementing and enhancing administrative infrastructure, systems and processes; and

●	acquiring other businesses.

Over the long-term, we intend to continue to hire additional personnel as needed for our current and future business. Because we operate in evolving technology fields, such as vehicle electrification, energy efficiency and vehicle charging, individuals with sufficient training may not be available to hire, and as a result, we will need to expend significant time and expense training any newly hired employees.

Competition for individuals with this experience is intense, and we may not be able to attract, integrate, train, motivate or retain additional highly qualified personnel. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business, prospects, financial condition and operating results.

Our success within our Power Drives business will depend on our ability to economically source and coordinate the installation of electrified powertrain solutions at scale, and our ability to develop and produce electrified powertrain solutions of sufficient quality and appeal to customers on schedule and at scale is unproven.

Our Power Drives business depends in large part on our ability to execute our plan to develop, produce, assemble, market, sell, install and service our electrified powertrain solutions. In particular, we rely on Parker Hannifin Corporation to supply all of our motors. We further rely on other third parties to supply batteries, wire harnesses and inverters, each of which are used in our electrified powertrain solutions. We currently source all components and assemble them into systems which are sent to our upfitter partners. These upfitter partners then install and commission our electrified powertrain solutions. While these arrangements can lower operating costs and enable rapid increases in installations, they also reduce our direct control over installation. Such diminished control may have an adverse effect on the quality or quantity of products or services, or our flexibility to respond to changing conditions.

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

Any delay in the financing, design, production and launch of our electrified powertrain solutions could materially damage our brand, business, prospects, financial condition and operating results. There are often delays in the design, production and commercial release of new products, and to the extent these delays postpone the launch of new electrified powertrain solutions, our growth prospects could be adversely affected as we may fail to grow our market share. We integrate electrified solutions into OEM vehicles, and if the OEM makes unexpected changes to the function of the vehicle, this could significantly delay the development and therefore launch of our electrified powertrain solutions. We will rely on upfitter partners to install our electrified powertrain solutions, and if they are not able to produce product at scale or meet our specifications, we may need to expand our production capabilities, which would cause us to incur additional costs. Furthermore, we rely on third-party suppliers for the provision and development of many of the key components and materials used in our electrified powertrain solutions, and to the extent they experience any delays, we may need to seek alternative suppliers. If we experience delays by our suppliers, we could experience delays in delivering on our timelines.

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

Because we do not manufacture complete vehicles, we are dependent on vehicle OEMs and body builders to provide vehicle chassis for our electrified powertrain solutions. We rely on upfitters for the installation of our electrified powertrain solutions. Reliance on OEMs, body builders and upfitters for the production and installation of our electrified powertrain solutions is subject to risks with respect to operations that are outside our control. By way of example, the current global microchip shortage significantly limited the availability of chassis from several vehicle OEMs in the current year. If OEMs or body builders are not able to produce vehicle chassis and provide them to us or upfitters, or a change in governmental regulations or policies occurs, we would need to develop our own vehicle on which to install our electrified powertrain solutions. Either case could have a negative impact on our ability to sell our electrified powertrain solutions at anticipated prices or margins or in expected timeframes. Additionally, we may permit returns of vehicles installed with our electrified powertrain solutions, which may result in significant additional costs to us if we are required to convert the vehicles back to their original form. There is risk of potential disputes with our upfitters, and we could be affected by negative publicity related to our upfitter partners whether or not such publicity is related to their collaboration with us. Our ability to successfully build a premium brand could also be adversely affected by perceptions about the quality of our upfitter partners’ workmanship. In addition, although we are involved in each step of the supply chain, production and installation processes, because we also rely on our upfitter partners and suppliers to meet our quality standards, there can be no assurance that the final product will meet expected quality standards.

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

Our electrified powertrain solutions, and the sale of motor vehicles in general, are subject to substantial regulation under international, federal, state and local laws. OEMs and our suppliers also are currently, or may in the future, become subject to such regulations. Our energy efficiency and infrastructure business is subject to regulation and funding for projects can be through rebates and incentives, which evolve over time and are complex. We continue to evaluate requirements for licenses, approvals, certificates and governmental authorizations necessary to manufacture, sell or service our electrified powertrain solutions in the jurisdictions in which we plan to operate and intend to take such actions necessary to comply. We may experience difficulties in obtaining or complying with various licenses, approvals, certifications and other governmental authorizations necessary to manufacture, sell or service our electrified powertrain solutions in any of these jurisdictions. If we, OEMs or our suppliers are unable to obtain or comply with any of the licenses, approvals, certifications or other governmental authorizations necessary to carry out our operations in the jurisdictions in which they currently operate, or those jurisdictions in which they plan to operate in the future, our business, prospects, financial condition and operating results could be materially adversely affected. We expect to incur significant costs in complying with these regulations. Regulations related to the vehicle industry are evolving and we face risks associated with changes to these regulations, including but not limited to:

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

We distribute our electrified powertrain solutions through a network of upfitters, OEMs and OEM dealers, some of which may not be well-capitalized and may be of a lower credit quality. This direct customer network subjects us to the risk of non-payment for our electrified powertrain solutions. We sell our energy efficiency services to both commercial and municipal customers, and in many cases funding is provided under utility provided incentives. There is credit risk in collecting from these customers. In addition, during periods of economic downturn in the global economy, our exposure to credit risks from our direct customers may increase, and our efforts to monitor and mitigate the associated risks may not be effective. In the event of non-payment by one or more direct customers, our business, financial condition and results of operations could be materially adversely affected.

We may need to raise additional funds, which may not be available to us on favorable terms or at all. If we cannot raise additional funds when we need them, our business, prospects, financial condition and operating results could be negatively affected.

The design, production, sale and servicing of our electrified powertrain solutions and other businesses we may enter into is capital-intensive. We may raise additional funds through the issuance of equity, equity related or debt securities or through obtaining credit from government or financial institutions. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our business, prospects, financial condition and operating results could be materially adversely affected.

If we are unable to establish and maintain confidence in our long-term business prospects among customers and analysts and within our industry, or are subject to negative publicity, then our financial condition, operating results, business prospects and access to capital may suffer materially.

Customers may be less likely to purchase our products and services if they are not convinced that our business will succeed or that our service and support and other operations will continue in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies and other parties in our products, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as customer unfamiliarity with our electric powertrain solutions, any delays in scaling production, delivery and service operations to meet demand, competition and uncertainty regarding the future of our products or our other services and our production and sales performance compared with market expectations.

If we are unable to address the service requirements of our customers, our business, prospects, financial condition and operating results may be materially and adversely affected.

With further market penetration and expansion into new markets, we may increase our servicing network of our electrified powertrain solutions. Servicing xEVs is different than servicing traditional vehicles and requires specialized skills, including high voltage training and servicing techniques. We partner with upfitters to perform some or all of the servicing on our electrified powertrain solutions, and will need to expand our service network. There can be no assurance that we will be able to enter into an acceptable arrangement with any such third-party provider. Our customers will also depend on our customer support team to resolve technical and operational issues relating to the integrated software underlying our electrified powertrain solutions. Our ability to provide effective customer support is largely dependent on our ability to attract, train and retain qualified personnel with experience in supporting customers on platforms such as ours. As we continue to grow, additional pressure may be placed on our customer support team, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. We also may be unable to modify the future scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our operating results. If we are unable to successfully address the service requirements of our customers or establish a market perception that we do not maintain high-quality support, we may be subject to claims from our customers, including loss of revenue or damages, and our business, prospects, financial condition and operating results may be materially and adversely affected.

We are highly dependent on the services of Eric Tech, our Chief Executive Officer, and if we are unable to retain Mr. Tech, attract and retain key employees and hire qualified management, technical and vehicle engineering personnel, our ability to compete could be harmed.

Our success depends, in part, on our ability to retain our key personnel. We are highly dependent on the services of Eric Tech, our Chief Executive Officer. Mr. Tech is the source of many of the ideas and execution driving our company. If Mr. Tech were to discontinue his service to us due to death, disability or any other reason, we would be significantly disadvantaged. The unexpected loss of or failure to retain one or more of our key employees could adversely affect our business.

Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel. Experienced and highly skilled employees are in high demand and competition for these employees can be intense, and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our global business strategy. We do not maintain, and we do not expect to maintain in the future, key man life insurance policies with respect to Eric Tech. Any failure by our management team and our employees to perform as expected may have a material adverse effect on our business, prospects, financial condition and operating results.

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

In 2019 we experienced two recalls that were subsequently remediated. During 2021, we incurred additional warranty claims for our electrified powertrain solutions. In the future, we may voluntarily or involuntarily initiate a recall if any of our products (including the batteries we design, develop and include in our systems) prove to be defective or noncompliant with applicable federal motor vehicle safety standards. Such recalls involve significant expense and diversion of management attention and other resources, which could adversely affect our brand image, as well as our business, prospects, financial condition and operating results.

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

Vehicles equipped with our electrified powertrain solutions make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame.

The battery packs within our electrified powertrain solutions make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While the battery pack is designed to contain any single cell’s release of energy without spreading to neighboring cells, a field or testing failure of our vehicles or other battery packs that we produce could occur, which could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications or any future incident involving lithium-ion cells, such as a vehicle or other fire, even if such incident does not involve our vehicles, could seriously harm our business and reputation.

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

Our financial condition and results of operations for fiscal 2022 and future periods may be adversely affected by the recent COVID-19 outbreak or other outbreak of infectious disease or similar public health threat.

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

Additionally, we have experienced and may continue to experience demand uncertainty as a result of COVID-19. This demand uncertainty is expected to continue into fiscal year 2022, with delays in the government response and postponements and reductions of orders of our products by both commercial and municipal departments. In addition, we believe that the impact of the global microchip shortage that the entire industry is currently experiencing will adversely impact our operating results in fiscal year 2021. Given the uncertainty related to vaccination speed and rates and potential impacts of new variants of COVID- 19, there continues to be pandemic related risk to our results. The extent to which these impacts on demand may continue, and the effect they may have on our business and operating results, will depend upon future developments that are highly uncertain and cannot be accurately predicted.

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

Our electrified powertrain solutions are facing competition from original equipment manufacturers and other providers of electrification solutions that have entered the commercial vehicle electrification market.

The vehicle electrification market has expanded significantly since we were founded in 2009. We are facing increasing competition in the commercial vehicle electrification market from leading OEMs in addition to companies such as Hyliion, Workhorse Group Inc. (“Workhorse”), Nikola and Lordstown. Because we source all of our components from third party suppliers, some of which under non-exclusive contracts, it is possible that competitors may enter the market in the future. If these companies or other OEMs or providers of electrification solutions continue to expand into the commercial markets, we will face increased direct competition, which could have a material adverse effect on our product prices, market share, revenue and profitability.

The performance characteristics of our electrified powertrain solutions, including fuel economy and emissions levels, may vary, including due to factors outside of our control.

The performance characteristics of our electrified powertrain solutions may vary due to factors outside of our control. For instance, the estimated fuel savings and fuel economy of vehicles installed with our electrified powertrain solutions may vary depending on factors including, but not limited to, drive cycle, speed, terrain, hardware efficiency, payload, vehicle and weather conditions. In addition, greenhouse gas (“GHG”) emissions of vehicles installed with our electrified powertrain solutions may also vary due to external factors, including the type of fuel, drive cycle, the efficiency and certification of the engine and where the engine is being operated. Additionally, the total emissions generated is subject to how the electricity used to charge our plug in products is generated, which is also outside of our control. These external factors, as well as any operation of our electrified powertrain solutions other than as intended, may result in emissions levels or fuel consumption that are greater than we expect. Due to these factors, there can be no guarantee that the operators of vehicles using our electrified powertrain solutions will realize the expected fuel savings and fuel economy and GHG emission reductions.

We have identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences.

Prior to becoming a public company, we had not been required to document and test our internal controls over financial reporting nor had management been required to certify the effectiveness of our internal controls and our auditors had not been required to opine on the effectiveness of our internal control over financial reporting. Similarly, we had not been subject to the SEC’s internal control reporting requirements. Following the Business Combination in December 2020, we became subject to these requirements. As of December 31, 2020, we had identified material weaknesses in internal control over financial reporting. These material weaknesses related to the accounting for equity instruments, insufficient technical accounting resources and lack of segregation of duties. During 2021, we took steps to remediate these weaknesses through, among other things, (1) the hiring of a Chief Financial Officer; (2) the hiring of a Certified Public Accountant as the controller who had experience with public company reporting and technical accounting; (3) the hiring of a Senior Director of SOX Compliance with experience in internal control environments and design; (4) hiring third party professionals to perform a comprehensive assessment of the Company’s internal controls, including design and gap assessments; and (5) the hiring of additional finance personnel to enable processes with appropriate segregation of duties.

In the course of preparing the financial statements for the year ended December 31, 2021, we identified material weaknesses in internal control over financial reporting, which relate to the ineffective design and implementation of Information Technology General Controls (“ITGC”) as well as the lack of properly designed management review controls to compensate for these deficiencies. The Company’s ITGC deficiencies included improperly designed controls pertaining to user access rights and segregation of duties over systems that are critical to the Company’s system of financial reporting. The Company’s management review controls include the review and approval of journal entries, account reconciliations, accounting estimates, and other technical accounting matters. The Company did not maintain sufficient evidence of these review control activities. The ITGC deficiencies, combined with a lack of properly designed and implemented management review controls to compensate for these deficiencies, represent material weaknesses in the Company’s internal control over financial reporting as there is a reasonable possibility that a material misstatement with respect to the Company’s significant accounts and disclosures will not be prevented or detected on a timely basis. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. These deficiencies could result in misstatements to our financial statements that would be material and would not be prevented or detected on a timely basis.

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

Increased warranty claims could materially adversely affect our business, prospects, financial condition and operating results.

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

Our electrified powertrain solutions may contain defects in design and production that may cause them not to perform as expected or may require repair. There can be no assurance that we will be able to detect and fix any defects in our electrified powertrain solutions. We may experience recalls in the future, which could adversely affect our brand and could adversely affect our business, prospects, financial condition and operating results. Our electrified powertrain solutions may not perform consistent with customers’ expectations or consistent with other vehicles which may become available or are consistent with other vehicles which may become available. Any product defects or any other failure of our electrified powertrain solutions and software to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, negative publicity, product liability claims and significant warranty and other expenses and could have a material adverse impact on our business, prospects, financial condition and operating results. Additionally, problems and defects experienced by other electrified powertrain fleet solutions could by association have a negative impact on perception and customer demand for our electrified powertrain solutions.

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

Our assumptions regarding the ability of our electrified powertrain solutions to limit carbon intensity and reduce GHG emissions and contribute to global decarbonization may be inaccurate.

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

As a public company, we are incurring and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and the NYSE. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs will increase our net loss. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board advisors or as executive officers.

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

In March 2021, an entity published an article containing certain allegations against us. This article and the public response to such article, as well as other negative publicity, have adversely affected our brand and reputation as well as our stock price, which makes it difficult for us to attract and retain employees, partners and customers, reduces confidence in our products and services, harms investor confidence and the market price of our securities, invites legislative and regulatory scrutiny and has resulted in various legal proceedings. As a result, customers, potential customers, partners and potential partners may in the future fail to award us additional business or cancel or seek to cancel existing contracts or otherwise, direct future business to our competitors, and investors may invest in our competitors instead.

We have been named a defendant in stockholder class actions, and the Securities and Exchange Commission has sent us requests for information, including a subpoena for documents. These, and potential similar or related lawsuits or investigations, could result in substantial legal fees, fines, penalties or damages and may divert management’s time and attention from our business.

Beginning on March 8, 2021, two putative class action complaints were filed in the federal district court for the Southern District of New York against us and certain of our current officers and directors. The cases were consolidated as In re XL Fleet Corp. Securities Litigation, Case No. 1:21-cv-02171, a lead plaintiff was appointed, and an amended consolidated complaint was filed on July 20, 2021. The amended complaint alleges that certain public statements made by the defendants between September 18, 2020 and March 31, 2021 violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Our motion to dismiss the amended complaint was denied on February 17, 2022. We believe that the allegations asserted in the securities class action are without merit, and we intend to vigorously defend the lawsuit. There can be no assurance, however, that we will be successful. At this time, we are unable to estimate potential losses, if any, related to the lawsuit.

On September 20, 2021, and October 19, 2021, two class action complaints were filed in the Delaware Court of Chancery against certain of our current officers and directors, and the company’s sponsor, Pivotal Investment Holdings II LLC. The actions were consolidated and a consolidated amended complaint was filed on January 31, 2022, alleging various breaches of fiduciary duty, and aiding and abetting breaches of fiduciary duty, for purported actions relating to the negotiation and approval of the December 21, 2020 merger and organization of Legacy XL to become XL Fleet Corp., and purportedly materially misleading statements made in connection with the merger. We believe that the allegations asserted in the action are without merit, and we intend to vigorously defend the lawsuit.

The Company has received requests for information, including a subpoena, from the Securities and Exchange Commission (“SEC”) related to, among other things, the Company’s business combination with XL Hybrids, Inc. and the related PIPE financing, the Company’s sales pipeline and revenue projections, purchase orders, suppliers, CARB approvals, fuel economy from our Power Drive products, customer complaints, and disclosures and other matters in connection with the foregoing.  According to the subpoena, the investigation is a fact-finding inquiry and does not mean that the SEC has concluded that there is a violation of the law. We intend to provide the requested information and cooperate fully with the SEC investigation.

These legal proceedings and any other similar or related legal proceedings or investigations are subject to inherent uncertainties, and the actual costs to be incurred relating to these matters will depend upon many unknown factors. The outcome of these legal proceedings is uncertain, and we could be forced to expend significant resources in the defense of these actions, and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities, which could result in delays of our testing or our development and commercialization efforts. In addition, we may incur substantial legal fees and costs in connection with these matters. We are also generally obligated, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these and similar actions. We are not currently able to estimate the possible cost to us from these matters, as these actions are currently at an early stage and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. Decisions adverse to our interests in these actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position. In addition, the uncertainty of the currently pending litigation could lead to increased volatility in our stock price.

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

We have incurred losses during our history and do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards of approximately $128.2 million and $75.0 million, respectively.

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

Our product development efforts are subject to counterparty risks

We often develop products as part of co-development agreements where our counterparty bears some of the product development and engineering costs and, among other obligations, may be responsible for supplying critical components or designs, providing access to key customers or technologies, or developing the more fulsome product or platform (a chassis or vehicle, for example) that incorporates or makes use of our products. In some instances, we’ve made investments in those counterparties to provide them with additional working capital and provide us with greater returns upon the expected commercial success of the integrated product offering. Among other initiatives, we are currently developing an electric drivetrain for use in Curbtender medium duty refuse vehicles. Our reliance on these and other counterparties subjects our product development efforts, the expected commercial success of those products, and any investment we’ve made in those counterparties to the risks facing those businesses, including their own financial wellbeing and liquidity, the effectiveness of their salesforce, the quality of their customer relationships, the stability of their workforce, the capability of their engineering teams, the adequacy of their own technology and manufacturing ability, and other risks that may be unforeseeable from the perspective of a co-developer. Should these businesses and/or product offerings fail to achieve the commercial success we anticipate, our own revenues may be impacted and our investments may be impaired.

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

Our executive officers, directors and their respective affiliates as a group beneficially own approximately 13.2% of our outstanding Common Stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation (“Certificate of Incorporation”) and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

As of December 31, 2021, we have options, RSUs and warrants outstanding to purchase up to an aggregate of 14,583,380 shares of our Common Stock, including, Private Placement Warrants to purchase 4,233,333 shares and options, RSUs and warrants to purchase up to 10,350,047 shares. We also had the ability to initially issue up to 11,003,180 shares of Common Stock under the XL Fleet Corp. 2020 Equity Incentive Plan (the “2020 Plan”). Pursuant to the 2020 Plan, the number of shares available for issuance automatically increases annually on the first day of each fiscal year during the period beginning with the fiscal year immediately following the fiscal year during which the 2020 Plan is first approved by the our stockholders, and ending on the second day of fiscal year 2030, in an amount equal to the lesser of: (a) 5% of the number of outstanding shares of Common Stock on such date; and (b) an amount determined by the plan administrator. We may issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

General Risk Factors

Recent management changes could disrupt our operations and impair our ability to attract and retain key personnel.

We have experienced recent changes to our senior management team, including the announced departure of Dimitri Kazarinoff effective December 1, 2021 and appointment of Eric Tech as our Chief Executive Officer effective as of December 1, 2021. In addition, the Company’s Chief Financial Officer, Cielo Hernandez, resigned as of January 31, 2022. Changes in our senior management and uncertainty regarding pending changes may disrupt our operations, impact partner relationships, and impair our ability to recruit and retain other needed personnel. Any such disruption or impairment could have an adverse effect on our business.

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

As a result, included on our consolidated balance sheet as of December 31, 2021 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our private warrants. There are no public warrants outstanding as of December 31, 2021. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Our Certificate of Incorporation provides, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in the Certificate of Incorporation.

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

Our Certificate of Incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Notwithstanding the foregoing, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

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

As a public company, we are required to comply with Section 404 of the Sarbanes Oxley Act of 2002 (“SOX”), which requires, among other things, that companies maintain disclosure controls and procedures to ensure timely disclosure of material information, and that management review the effectiveness of those controls on a quarterly basis. Because we ceased to be an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) with our transition to large accelerated filer status as of December 31, 2021, we are also now subject to Section 404(b) of SOX, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting for the first time in this Annual Report on Form 10-K, among other additional requirements. Effective internal controls are necessary for us to provide reliable financial reports and to help prevent fraud, and our management and other personnel devote a substantial amount of time to these compliance requirements. These rules and regulations also increase our legal and financial compliance costs and make some activities more time-consuming and costly.

Industry disruptions and changes in practice could impact our operating results.

A work stoppage or slowdown, including due to the COVID-19 pandemic, at one or more of our or our outsourcing partners’, suppliers and vehicle OEMs has occurred in the past due to the COVID-19 pandemic and could again in the future have a material adverse effect on our business. The Company expects to continue to experience production line shutdowns / slowdowns at vehicle OEMs, and some of our customers will not purchase our electric propulsion systems without OEM vehicle chassis on which to install those systems. Also, a significant disruption in the supply of a key component due to a work stoppage at one of our suppliers could have a material adverse effect on our business. We also believe that the impact of the global microchip shortage that the entire industry is currently experiencing will adversely impact our operating results in fiscal year 2022. Lastly, Ford’s recent cancellation of the eQVM program industry wide is adversely impacting upfitter partners’ ability and willingness to install ours systems. This will continue to have an adverse impact on our operating results in fiscal year 2022.

Our business and operations could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact the price of our Common Stock.

Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the price of our Common Stock or other reasons may in the future cause us to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of director’s attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and shareholder activism. Further, the price of our Common Stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Property

As of December 31, 2021, we lease space in Brighton, MA for our office, engineering, sales and marketing, finance, human resources, service and supply chain functions under an agreement that was extended to August 31, 2022, with monthly rent of $19,473.

Our production team resides at a leased facility in Quincy, IL with a monthly rent of $5,000. Our lease on this property expired on December 31, 2021 and a new property was leased with an expiration date of October 25, 2026 with a monthly rent of $8,040, with two successive options to renew for additional terms of three years each.

Our facility in Foothill Ranch, CA which houses members of the engineering team that were brought into the business through the 2019 acquisition of Quantum Fuel’s electrification division has a monthly rent of $32,956. The lease expires in February 2025, with the option to extend for an additional 60-month term.

Our facility in Wixom, Michigan opened on February 1, 2021 and hosts an electrification technology center that is in close proximity to the leading automotive OEMs. The facility has a monthly rent of $12,338. The lease expires on February 29, 2024.

We lease a facility in Worcester, MA that houses members of the World Energy team. The lease expires in September 2023.

We believe our current facilities are sufficient for our current needs and will be adequate, or that suitable additional or substitute space will be available on commercially reasonable terms, for the foreseeable future.

Item 3. Legal Proceedings.

For a description of our material pending legal proceedings, see Legal Proceedings in Note 21, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K and incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Common Stock is currently listed on the NYSE under the symbol “XL.”

(b)	Holders

As of February 25, 2022, there were approximately 85 holders of record of our Common Stock. This figure does not include shareholders whose certificates are held in the name of their broker-dealers or other nominees.

(c)	Dividends

We have not paid any cash dividends on our Common Stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of the Common Stock in the foreseeable future.

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

(f)	Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our financial condition and results of operations. This discussion and analysis should be read together with our results of operations and financial condition and the audited and unaudited consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this Annual Report on Form 10-K.

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

Overview

We are a provider of fleet electrification solutions for commercial vehicles in North America, offering our systems for vehicle electrification (our “Power Drive” business) and through our energy efficiency and infrastructure solutions business, including charging stations to enable customers to effectively plug in their electrified vehicles (our “XL Grid” business).

In over 10 years of operations, we believe that we have built a large customer base deploying Class 2-5 vehicles across North America. Our fleet electrification solutions for commercial vehicles provide the market with cost-effective hybrid and plug-in hybrid solutions with on-board telematics that are available for sale and deployment across a broad range of popular vehicle chassis from the world’s leading OEMs. We launched our XL Grid Business in December 2020 and with the acquisition of World Energy Efficiency Services, LLC (“World Energy”) in May 2021, we are able to offer comprehensive solutions to commercial fleets to sustainably transform their operations.

Through the capabilities we acquired with World Energy, we are able to provide turnkey energy efficiency, renewable technology, electric vehicle charging stations and other energy solutions throughout New England, which adds capability and capacity to our XL Grid division. We currently sell most of our Power Drives through a network of commercial vehicle upfitters.

Our current electrified Power Drives systems are comprised of an electric motor that is mounted onto the vehicle’s drive shaft, an inverter, motor controller, and a lithium ion battery pack to store energy to be used for propulsion. No other significant modifications to the vehicle are required, and no changes are made to the internal combustion engine or transmission. We deploy our electrified Power Drives systems (XLH™) onto the chassis of vans, pickups, shuttle buses, delivery trucks, and many other commercial vehicles produced by leading OEMs such as Ford, RAM, GMC, Chevrolet and Isuzu. This technology can be installed as the vehicles are being manufactured by industry standard second stage manufacturers, known as upfitters, in less than one day, with no negative impact on the vehicles’ operational performance or factory warranties and with reduced maintenance cost. Our electrified powertrain systems capture and store energy during braking and subsequently deploy that energy into the driveline during acceleration, operating in parallel with the existing OEM drive train. Our systems enable vehicles to burn less fuel and emit less CO2. To date, vehicles deploying our electrification solutions have driven over 181 million miles.

The Company is currently conducting a strategic review which includes assessing its offerings, strategy, processes and growth opportunities. While this strategic review is ongoing, the Company will be narrowing its focus in 2022 to concentrate on those areas the Company considers to be the most profitable, both in the short- and long-term. As part of this, the Company took actions to align the team and resources with its short-term needs. This included the elimination in February 2022 of 51 positions across the organization.

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

On December 21, 2020, (“Closing Date”) privately held XL Hybrids, Inc., a Delaware corporation, (“Legacy XL”) consummated the merger pursuant to that certain Agreement and Plan of Reorganization, dated as of September 17, 2020 (the “Merger Agreement”), by and among Pivotal Investment Corporation II (“Pivotal”), PIC II Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of Pivotal (“Merger Sub”), and Legacy XL. Pursuant to the terms of the Merger Agreement, a business combination between Legacy XL and Pivotal was effected through the merger of Merger Sub with and into Legacy XL, with Legacy XL surviving as a wholly-owned subsidiary of Pivotal (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). In connection with the closing of the Business Combination, Pivotal Investment Corporation II changed its name to XL Fleet Corp.

Recent Developments

Acquisition of World Energy: On May 17, 2021 (“Closing Date”), we acquired 100% of the membership interests of World Energy for total consideration of $12.5 million, consisting of cash of $8.0 million, a working capital adjustment of $0.5 million, the fair value of shares issued at closing of $1.5 million, the fair value of the earnout of $1.0 million and the portion of deferred obligation to issue shares of common stock of $1.5 million. With respect to the share component of the purchase price, 231,002 shares were issued at the Closing Date, with an additional 231,002 shares issued on November 15, 2021, the six-month anniversary of the Closing Date.

In addition to the above, we are obligated to issue an additional 462,004 shares in equal installments on the 24- and 30-month anniversaries of the Closing Date to the former owners. Of these 462,004 shares, 298,701 are contingent upon their continued employment with us, and as such were considered compensation expense for accounting purposes and are being amortized over the service period.

World Energy provides turnkey energy efficiency, renewable technology, electric vehicle charging stations and other energy solutions throughout New England. We completed the acquisition to further the strategy of our XL Grid business to provide a suite of charging and power solutions to support fleet electrification.

Minority investment in eNow: On July 15, 2021, XL Fleet made an investment of $3.0 million into eNow, a developer of solar and battery power systems that will enable fully-electric transport refrigeration units (“eTRUs”) for Class 8 commercial trailers. In exchange for the investment, eNow issued to the Company a convertible debenture (the “eNow Convertible Note”) dated July 15, 2021 (the “Issuance Date”) in the original principal amount of $3.0 million, at the rate of 8% per annum and due on December 31, 2022. The investment was classified as an available-for-sale security. The parties also entered into a supply agreement whereby eNow would exclusively purchase batteries for its eTRU systems from XL Fleet. After reviewing the status of eNow’s financial condition on December 31, 2021, the Company determined that the investment in the eNow Convertible Note was fully impaired and recorded a charge to the Statement of Operations for $3.0 million. Due to supply chain constraints limiting the availability of batteries, the parties are negotiating the termination of the aforementioned supply agreement.

Leadership Transition: On November 1, 2021, the Company entered into an executive employment agreement with Eric Tech (the “Employment Agreement”), pursuant to which Mr. Tech became the Company’s Chief Executive Officer effective December 1, 2021. In addition, on January 31, 2021, the Company’s Chief Financial Officer resigned. An interim replacement was named until the Company can find a permanent replacement.

Public Health Emergency of International Concern: On March 11, 2020, the World Health Organization categorized the COVID-19 outbreak a “Public Health Emergency of International Concern” as global pandemic and recommended containment and mitigation measures. As part of these efforts, and in accordance with applicable government directives, beginning in late March 2020, we implemented work from home policies where practical at our facilities. Effective December 31, 2021 all 177 employees were working full-time from one of our five offices or from home. Current COVID policies include universal facial covering requirements if not vaccinated, rearranging facilities to follow social distancing protocols, employees self-screening before going into the office, enhanced cleaning procedures, ability to go mask-free if proof of vaccination is provided to Human Resources, and strict quarantine protocols for any suspected or confirmed employee cases. However, the COVID-19 pandemic and the continued precautionary actions taken related to COVID-19 have adversely impacted, and are expected to continue to adversely impact, our operations, our contractors and the automotive original equipment manufacturers.

We have experienced, and expect to continue to experience, significantly reduced operations and production line shutdowns at vehicle OEMs due to COVID-19, which reduced chassis deliveries to fleet customers. XL and OEM manufacturers have and will continue to be impacted by supply chain shortages and we are experiencing limitations on travel by our personnel and personnel of our customers.

The COVID-19 pandemic and the protocols and procedures we have implemented in response to the pandemic have caused some delays in operational activities. The full impact of the COVID-19 pandemic on our business and results of operations subsequent to December 31, 2021 will depend on future developments, such as the ultimate duration and scope of the outbreak and its impact on its operations and impact on our customers and industry partners.

As the coronavirus pandemic continues to evolve, we believe the extent of the impact to our business, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the coronavirus pandemic and its impact on the U.S. and global economies. Those primary drivers are beyond our knowledge and control, and as a result, at this time we are unable to predict the cumulative impact, both in terms of severity and duration, that the coronavirus pandemic will have on our business, operating results, cash flows and financial condition, but it could be material if the current circumstances continue to exist for a prolonged period. Although we have made our best estimates based upon current information, actual results could materially differ from the estimates and assumptions developed by management. Accordingly, it is reasonably possible that the estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term by these conditions, and if so, we may be subject to future impairment losses related to long-lived assets as well as changes to recorded reserves and valuations. In addition, we believe that the impact of the global microchip shortage that the entire vehicle industry is currently experiencing will adversely impact our operating results in fiscal year 2022 and possibly thereafter.

Paycheck Protection Program Loan: On May 8, 2020, we received loan proceeds in the amount of $1.1 million under the Paycheck Protection Program (“PPP”). The PPP was established as part of CARES Act and provided for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the business, subject to certain limitations. The loan bore interest at a rate of 1.0% per annum and required payment of principal in full upon the maturity date of April 21, 2022. Interest on the loan accrued from the date inception of the loan, interest payments were deferred for Deferral Period, and commencing one month from the expiration of the first six months (the “Deferral Period”), principal and interest were to be paid monthly in equal payments in such amounts which fully amortized the principal and interest amount by the maturity date of the loan. The loan and accrued interest were forgivable to the extent the borrower uses the loan proceeds for eligible purposes over a 24 week period subsequent to receiving the loan, including payroll, benefits, rent and utilities, and so long as the borrower maintains threshold levels of pre-funding employment and wage levels. We utilized the proceeds of the loan to fund payroll, benefits, rent and utilities. The PPP loan and accrued interest were repaid in full in December 2020 following consummation of the Business Combination.

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

We are a provider in fleet electrification and energy efficiency infrastructure solutions. We have a strategy to leverage our existing products and sales channels to market. Key factors affecting our operating results include our ability to execute on the results of the Company’s strategic review, which includes narrowing the focus of the Company on the most profitable products and strategically reducing some aspects of the Company’s hybrid offering. There are challenges and risks to our plan to capture these opportunities, such as:

●	system architecture design choices must provide adequate functionality and value for customers;

●	component sourcing agreements must deliver targets for cost reduction while maintaining high quality and reliability;

●	sales and marketing efforts must be effective in forging the relationships to deliver these products to market and generate demand from the end users and channel partners;

●

OEMs and principal equipment component suppliers must be able to provide ample supply throughout the year to meet our Power Drive sales goals. We have experienced interruptions in OEM vehicle supply amid a worldwide microchip shortage. This resulted in very limited OEM deliveries of new chassis to our commercial customers during 2021. We are expecting some increase in deliveries in 2022, but there will likely be a significant adverse impact on vehicle deliveries resulting from the microchip shortage. This has had and continues to have an adverse impact on our operating results in fiscal year 2021 and is expected to continue in 2022; We have flexibility to also provide our Power Drive systems as a retrofit for existing fleet vehicles and a good portion of our 2021 product shipments were for retrofits. We re-entered the California market with the California Air Resources Board (CARB) approval in June 2021 for our Ford Transittm HEV systems and received CARB approval in February 2022 for our battery electric Ford F-600 platform, We have seen positive signs in terms of increased budgets from municipal customers, but we believe the OEM chip shortage is hindering the rebound in that area of the market, despite budget availability;

●	energy-efficiency upgrades must translate into a positive return on investment for our customers; and

●	our success will depend on our ability to support our customers in their drive to electrify their fleets.

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

We expect our research and development costs to decline in 2022 as the Company narrows its focus based on its strategic review and reduces some aspects of our hybrid offerings.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist of personnel-related expenses for our corporate, executive, finance, sales, marketing and other administrative functions, expenses for outside professional services, including legal, audit and accounting services, as well as expenses for facilities, depreciation, amortization, travel, sales and marketing costs. Personnel-related expenses consist of salaries, benefits and share-based compensation. We expect our selling, general and administrative expenses to decrease in 2022 as we narrow our focus and take actions to align our team and resources with our short- term needs.

Other Income (Expense), Net

Other income and expense consists of impairment of investments, interest expense net of interest income, loss on extinguishment of debt, change in the fair value of warrant liabilities, change in the fair value of convertible notes payable derivative liabilities, change in fair value of obligation to issue shares of common stock to sellers of World Energy and loss on asset disposal.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial position and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate estimates, which include estimates related to warrant valuation, the valuation of the assets and liabilities related to the business combination of World Energy, reserves and net realizable value adjustments for inventory and warranty obligations, impairment assessments for goodwill and long-lived assets and valuation allowance as it relates to the realization of deferred tax assets. The Company’s critical accounting policies include revenue recognition and the accounting for business combinations. We base our estimates on historical experience and other market- specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions. The Company’s critical accounting policies include revenue recognition and the accounting for business combinations.

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The consolidated statements of operations for the years ended December 31, 2021 and 2020 are presented below:

	Years Ended December 31,		$	%
	2021	2020	Change	Change

(In thousands, except per share and share amounts)
Revenues	$15,600	$20,338	(4,738)	(23.3)
Cost of revenues	16,296	17,594	(1,298)	(7.4)
Gross profit (loss)	(696)	2,744	(3,440)	(125.4)
Operating expenses:
Research and Development	10,775	4,445	6,330	142.4
Selling, general and admin expenses	47,435	13,593	33,842	249.0
Loss from operations	(58,906)	(15,294)	(43,612)	285.2
Other (income) expense:
Interest expense, net	39	6,370	(6,331)	(99.4)
Loss on extinguishment of debt	—	1,038	(1,038)	(100.0)
Loss on asset disposal	26	—	26	—
Impairment of investment	3,000	—	3,000	—
Change in fair value of obligation to issue shares of common stock to sellers of World Energy	(565)	—	(565)	—
Change in fair value of warrant liabilities	(90,138)	35,015	(125,153)	(357.4)
Change in fair value of convertible notes payable derivative liabilities	—	2,889	(2,889)	(100.0)
Other income	(58)	—	(58)	—
Net income (loss)	$28,790	$(60,606)	89,396	(147.5)

Revenues

Revenues decreased by $4.7 million, or 23.3%, to $15.6 million in the year ended December 31, 2021 from $20.3 million for the year ended December 31, 2020. The decrease was primarily due to a net decrease of $17.5 million in revenues from the sale of our Power Drive systems. Interruptions in OEM vehicle supply amid a worldwide microchip shortage caused OEMs to stop taking fleet orders for much of 2021 limiting sales of our electrified Power Drive systems. We have flexibility to also provide our Power Drive systems as a retrofit for existing fleet vehicles. We have seen positive signs in terms of increased budgets from municipal customers, but we believe the OEM chip shortage hindered the rebound in that area of the market, despite budget availability. Hybrid Electric Vehicle (HEV) sales decreased $16.5 million and Plug-in Hybrid Electric Vehicles (PHEV) decreased $0.9 million. This decrease was partially offset by the addition of World Energy in May 2021 and its energy infrastructure solutions revenues of $12.8 million across 349 projects.

Cost of Revenues

Cost of revenues decreased by $1.3 million, or 7.4%, to $16.3 million in the year ended December 31, 2021 from $17.6 million for the year ended December 31, 2020. The decrease was primarily attributable to the decrease in the sales of Power Drive systems described above Direct cost of sales for the Power Drive units sold in 2021 decreased $14.0 million over the direct costs for the Power Drive units sold in 2020. Indirect costs increased $4.3 million primarily due to an increase in our inventory reserves of $2.7 million resulting from our plans to reduce some aspects of our hybrid offerings in 2022 and an increase of approximately $1.0 in warranty costs related to higher projected warranty claims. The microchips shortage has impacted the ability to comply with customers’ orders and the cost of production. This decrease in Power Drive cost of sales was partially offset by the cost of revenues related to World Energy, which was acquired in May of 2021, of $8.4 million for energy infrastructure projects completed.

Gross Profit (Loss)

Gross profit (loss) decreased by $3.4 million, or 125.4%, to $0.7 million gross loss in the year ended December 31, 2021 from $2.7 million gross profit for the year ended December 31, 2020. The decrease in gross profit (loss) was driven by lower gross profits on the sale of Power Drive systems of $7.8 million. This was offset by gross profit of $4.4 million on the sales of infrastructure projects from World Energy, which was acquired in May 2021.

Research and Development

Research and development expenses increased by $6.4 million, or 142.4%, to $10.8 million in the year ended December 31, 2021 from $4.4 million for the year ended December 31, 2020. The increase was primarily due to additional employee compensation costs of $3.4 million, professional service expenses of $0.8 million, and facilities and production costs of $2.1 million. The increase was primarily due to the hiring of 36 additional engineering staff to develop and broaden our Power Drives product lines as well as the opening of a new research and development facility in Wixom, MI in the second quarter of 2021.

Selling, General and Administrative

Selling, general, and administrative expenses increased by $33.8 million, or 249.0%, to $47.4 million in the year ended December 31, 2021 from $13.6 million for the year ended December 31, 2020. The increase consisted principally of an increase in headcount of 57 employees attributable to the responsibilities of becoming a public company and to build out our human resource, finance and sales infrastructure in the amount of $10.2 million. Legal, accounting and other professional fees increased approximately $8.6 million partially due to increased costs due to the requirements of being a public company. In addition, sales and marketing expenses increased $1.3 million including advertising, participations in conferences and tradeshows to generate revenue growth, and an increase of $1.2 million in insurance costs. For the year ended December 2021, selling, general, and administrative expenses include charges of $4.8 million related to the separation of the prior Chief Executive Officer, of which $4.4 million was a non-cash charge for modifications to outstanding stock awards. Additionally, with the acquisition of World Energy, selling, general, and administrative expenses in the period increased by approximately $4.4 million compared to the comparable period in the prior year, consisting principally of employee compensation, benefits and professional fees.

Other Income (Expense), Net

Interest expense, net decreased by $6.3 million, or 99.4%, to $0.4 million in the year ended December 31, 2021 from $6.4 million for the year ended December 31, 2020 primarily due to the Company repaying or converting substantially all debt prior to December 31, 2020. The change in fair value of warrant liability of $90.1 million for the year ended December 31, 2021 was principally due to a decrease in the fair value of our Common Stock while in the year ended December 31, 2020, the Company recognized a charge of $35.0 million from the increase in the fair value of the warrant liability. The Company recorded an impairment charge of $3.0 million in the fourth quarter of 2021 related to its investment in eNow. In the year ended December 31, 2020, we recorded a $1.0 loss on the extinguishment of debt. The negative change in fair value of obligation to issue shares of common stock to sellers of World Energy of $0.6 million for the year ended December 31, 2021 was due to a decrease in the stock price from the date of the acquisition.

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

Revenues

Revenues increased by $13.1 million, or 181.9%, to $20.3 million in the year ended December 31, 2020 from $13.1 million for the year ended December 31, 2019. The increase was primarily due to the resolution of battery supply issues, increased end customer demand and increased order sizes. During the year ended December 31, 2020, we along with our suppliers and OEMs made improvements to our supply chain, including sourcing an additional battery supplier, which helped to counteract the negative impact of the COVID-19 pandemic on our business in prior quarters. Of the $20.3 million in revenue for the year ended December 31, 2020, approximately $17.2 million of revenue was recognized during the second half of the year, which was primarily due to the resolution of battery supply issues and seasonality in the order and delivery of fleet vehicles. Resolving the battery supply issues allowed us to increase production and fulfill orders in our outstanding backlog.

Cost of Revenues

Cost of revenues increased by $9.5 million, or 117.9%, to $17.6 million in the year ended December 31, 2020 from $9.5 million for the year ended December 31, 2019. The increase was due to higher unit volume as a result of increased customer orders and resolution of supply chain disruptions resulting from the COVID-19 pandemic and increased proportionally with the increased revenue. These supply chain disruptions were widespread in terms of shutdowns at various direct suppliers and their suppliers as well as the OEM vehicle factories that build the vehicles our customers had ordered in anticipation of the installation of our hybrid and plug in hybrid systems.

Gross Profit (Loss)

Gross profit increased by $3.6 million, or 419.1%, to $2.7 million in the year ended December 31, 2020 from a loss of $0.9 million for the year ended December 31, 2019. This increase in gross profit was primarily due to higher unit volume as discussed above as well as improved price realization per unit and cost reductions in sourcing batteries and other components.

Research and Development

Research and development expenses increased by $1.6 million, or 54.7%, to $4.4 million in the year ended December 31, 2020 from $1.6 million for the year ended December 31, 2019. The increase was primarily due to the hiring of additional engineering staff to support unit sales growth and to further develop our product line.

Selling, General and Administrative

Selling, general, and administrative expenses increased by $3.8 million, or 38.2%, to $13.6 million in the year ended December 31, 2020 from $3.8 million for the year ended December 31, 2019. The increase was primarily due to costs incurred for readiness to become a public company, including accounting, legal, and other professional fees incurred in connection with meeting SEC and other financial reporting responsibilities in the amount of $5.8 million, and an increase in headcount of about 46 employees to build out our human resource infrastructure in the amount of $7.6 million. The aforementioned increase in legal, accounting and other professional fees consist of increases in consulting fees of $4.8 million and legal fees of $1.1 million. Additionally, with the acquisition of World Energy, selling, general, and administrative expenses in the nine-month period increased by approximately $2.4 million compared to the comparable period in the prior year, consisting principally of employee compensation and benefits and professional fees.

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

Liquidity and Capital Resources

Our cash requirements depend on many factors, including the execution of our business strategy and plan. We remain focused on carefully managing costs, including capital expenditures, maintaining strong balance sheet, and ensuring adequate liquidity. Our primary cash needs are for operating expenses, working capital and capital expenditures to support the growth in our business. Working capital is impacted by the timing and extent of our business needs. As of December 31, 2021, we had working capital of $358.0 million, including cash and cash equivalents of $351.8 million. We had a net income of $28.8 million (a net loss of $61.3 million after adjusting for a non-cash benefit of $90.1 to recognize the decline in fair value of warrant liability) for the year ended December 31, 2021 and incurred a net loss of $60.6 million for the year ended December 31, 2020, which included a non-cash charge of $35.0 million relating to an increase in the fair value of the warrant liability.

During the year ended December 31, 2021, 7,441,020 public warrants were exercised, which resulted in the issuance of 7,441,020 shares of the Company’s Common Stock, generating cash proceeds of approximately $85.6 million. No Public Warrants remain outstanding as of December 31, 2021.

As part of its strategic review, the Company has decided to narrow its operational focus in order to more effectively and judiciously execute on our strategy moving forward as well as to preserve cash. As part of this process, we will be strategically reducing some aspects of the hybrid offerings and limiting our products to those platforms and applications that are most scalable and provide the most substantial return on investment. As part of this narrowing of focus, we took actions in February 2022 to align our team and resources with our near-term needs. As part of this, we eliminated 51 positions across the organization. Severance charges related to the elimination of those position totaled approximately $1.3 million.

We expect to continue to incur net losses in the short term, as we continue to engage in a strategic review and reassess our operational focus. Based on our current liquidity, we believe that no additional capital will be needed to execute our current business plan over the next 12 months. We continually, evaluate our cash needs to raise additional funds or seek alternative sources to invest in growth opportunities, research and development projects, technology, sales, and other purposes.

Silicon Valley Bank Loan and Security Agreement

Effective December 10, 2018, and as amended on August 12, 2020 and December 1, 2020, we entered into a Loan and Security Agreement for a revolving line of credit and term loan with Silicon Valley Bank. The revolving line of credit features a maximum borrowing base equal to the lesser of the defined borrowing base less any outstanding principal or a minimum aggregate principal amount of $3 million, which may increase dependent upon certain revenue targets. In November 2019, we amended the Loan and Security Agreement to extend the maturity of the revolving line of credit to December 8, 2020. In December 2020, we amended the Loan and Security Agreement to extend the maturity of the revolving line of credit to January 18, 2021. The term loan was structured to be paid in two tranche periods of up to $1 million in each period, or up to $2 million in total. The revolving line of credit bears interest at a floating per annum rate equal to the greater of (i) the prime rate plus 4.50% or (ii) a fixed rate of 7.75%. The term loan has an interest rate equal to the greater of (i) the prime rate plus 2.00% or (ii) a fixed rate of 7.00%. The term loan would mature in December 2021.

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

Convertible Promissory Note Investment

On July 15, 2021, XL Fleet made an investment of $3.0 million into eNow, a developer of solar and battery power systems that is developing fully-electric transport refrigeration units (“eTRUs”) for Class 8 commercial trailers. In exchange for the investment, eNow issued to the Company a convertible debenture (the “eNow Convertible Note”) dated July 15, 2021 (the “Issuance Date”) in the original principal amount of $3.0 million, at the rate of 8% per annum and due on December 31, 2022. The investment was classified as an available-for-sale security. Due to certain events and conditions occurring in the fourth quarter, including supply chain issues that negatively impacted the timeline to deliver eTRUs, and reviewing the impact of these delays on the financial condition of eNow, the Company determined that the investment in the eNow Convertible Note was fully impaired and as such recorded a charge of $3.0 million, reflected within other (income) expense in the consolidated statements of operations. As discussed below, XL Fleet had an option to purchase eNow. If XL Fleet did not exercise this option, under certain circumstances the eNow Convertible Note would be converted on such date into Series B preferred stock. Interest on the outstanding principal sum of the eNow Convertible Note would commence accruing on the Issuance Date and computed on the basis of a 365- day year. The eNow Convertible Note did not convert to Series B preferred stock at December 31, 2021 and the investment remained in the form of a convertible note.

Pursuant to the terms of the eNow Convertible Note agreement, XL Fleet had the right to acquire eNow at a pre-determined valuation and had a right of first refusal with respect to competing offers to acquire eNow. In the fourth quarter of 2021, the Company notified eNow that it would not exercise its option to purchase eNow, which expired unexercised on December 31, 2021. In addition to the terms described above, on July 15, 2021 (“Effective Date”), XL Fleet entered into a Development and Supply Agreement (the “Development and Supply Agreement”) with eNow, whereby XL Fleet was made the exclusive provider of high voltage batteries and associated power systems for use in eNow eTRUs. The Company considered the existence of adverse conditions regarding the global supply chain crisis (chips, electronic hardware) that causes further impediments to eNow being able to execute on its business plan. XL Fleet evaluated the supply chain issues, specifically the lack of availability of batteries from third party suppliers, which increased during the three months ended December 31, 2021 and the eNow’s financial difficulties and, in January 2022, began discussions with eNow to terminate the Development System agreement.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows:

	Years Ended December 31,
	2021	2020	2019

Net cash provided by (used in)
Operating activities	$(48,494)	$(19,881)	$(11,551)
Investing activities	$(14,829)	$(145)	$(28)
Financing activities	$85,358	$346,281	$9,208
Net change in cash and cash equivalents and restricted cash	$22,035	$326,255	$(2,371)

Cash Flows Used in Operating Activities

Our cash flows from operating activities are significantly affected by our cash investments to support the growth of our business in areas such as research and development and selling, general and administrative expense and working capital. Our operating cash inflows include cash from fleet electrification and related servicing, customer deposits, and delivery of turnkey energy efficiency and electric vehicle charging stations. These cash inflows are offset by our payments to suppliers for production materials and parts used in our manufacturing process, operating expenses, operating lease payments and interest payments on our financings.

The net cash used in operating activities for the year ended December 31, 2021 was $48.5 million. Sources consisted of a decrease in accounts receivable of $7.6 million primarily due to reduced sales in 2021, an increase in accrued expenses and other current liabilities of $4.6 million. The sources of operating cash were offset by operating expenditures of approximately $49.2 million (net income of $28.8 million less non-cash income (expense) of approximately $78.0 million including a mark-to-market gain on the fair value of warrant liabilities of $90.1 million, stock-based compensation of $(7.9) million, a non-cash impairment charge of $(3.0) million and depreciation and amortization expense of $(1.8) million), an increase of inventory of $10.4 million, and a decrease in accounts payable of $1.7 million.

The net cash used in operating activities for the year ended December 31, 2020 was $19.9 million which consisted of a net loss of $60.6 million, offset principally by a non-cash charge of $35.0 million relating to an increase in the fair value of warrant liabilities and a non-cash charge of $2.9 million related to a loss on the extinguishment of debt, debt discount amortization of $4.6 million, $1.0 million to stock-based compensation, and additional noncash charges in the aggregate of $1.4 million.

The net cash used in operating activities for the year ended December 31, 2019 was $11.6 million which consisted of a net loss of $14.9 million, offset principally by a decrease of $2.6 million in accounts receivable. The period over period increase in cash used in operating activities was principally due to an increase in the net loss.

Cash used in operations increased in 2021 versus 2020 by $28.8 million principally due to higher operating expenditures in the 2021 period, as well as higher inventory purchases offset by higher collections of accounts receivable in 2021.

Cash Flows Used in Investing Activities

The net cash used in investing activities for the year ended December 31, 2021 was $14.8 million which consisted of payment to acquire the membership interests of World Energy of $8.2 million, an investment in the eNow Convertible Note of $3.0 million and purchases of equipment of $3.6 million including $0.8 million toward the purchase of electric buses.

The net cash used in investing activities for the year ended December 31, 2020 was $0.15 million which consisted of the purchase of operating equipment and a truck to support R&D operations.

The net cash used in investing activities for the year ended December 31, 2019 was $0.03 million which consisted of the purchase of R&D equipment.

Cash Flows Provided by Financing Activities

The net cash provided by financing activities for the year ended December 31, 2021 was $85.4 million which primarily consisted of proceeds from the exercise of public warrants of $85.6 million.

The net cash provided by financing activities for the year ended December 31, 2020 was $346.3 million which consisted of proceeds from the reverse merger recapitalization of the Company, net of issuance costs of $207.2 million, proceeds from the issuance of the PIPE transaction, net of issuance costs, of $144.9 million and proceeds of $8.10 million from the issuance of subordinated convertible promissory notes.

The net cash provided by financing activities for the year ended December 31, 2019 was $9.21 million which consisted of proceeds from the issuance of subordinated convertible promissory notes of $10.0 million. The year over year increase in cash provided was principally to fund our expanding operations.

Related Parties

We are party to a noncancelable lease agreement for office, research and development, and vehicle development and installation facilities with a holder of more than 5% of our Common Stock. On February 28, 2021, the lease term was extended through February 28, 2022. In January 2022, the lease term was extended through August 31, 2022. Pursuant to the terms of the lease agreement, we currently pay monthly rent installments of $19,473 for this property. Rent expense under the operating lease for the years ended December 31, 2021, 2020, and 2019 was $0.2 million, $0.2 million and $0.2 million, respectively.

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

While our significant accounting policies are described in the notes to our historical financial statements included elsewhere in this Annual Report (see Note 2 in the accompanying audited consolidated financial statements), we believe that the following accounting policies require a greater degree of judgment and complexity: revenue recognition, business combinations and convertible notes derivative accounting. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Business combinations: We account for the acquisition of a business in accordance with ASC 805, Business Combinations (ASC 805). Amounts paid to acquire a business are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. We determine the fair value of purchase consideration, including contingent consideration, and acquired intangible assets based on detailed valuations that use certain information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill. The results of operations of acquired businesses are included in the financial statements from the date of acquisition forward. Acquisition-related costs are expensed to the Statement of Operations as incurred.

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

When our contracts with customers contain multiple performance obligations, the contract transaction price is allocated on a relative standalone selling price (“SSP”) basis to each performance obligation. We determine SSP based on observable selling prices for the sale of kits. For extended warranties, we determine SSP based on expected cost plus margin. We establish the margin based on review of market conditions and margins obtained by market participants for similar services. Any allocation of the transaction price required is determined at the contracts’ inception.

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

Reserves and net realizable value adjustments for the Company’s warranty liability and inventory, respectively: The Company uses consistent methodologies to evaluate inventory for net realizable value and periodically reviews inventories for obsolescence and any inventories identified as slow moving or obsolete are initially reserved for and then written-off. The Company also assesses net realizable value by reviewing current quantities on hand to projected usages over the next twelve months. As of December 31, 2021 and 2020, the Company’s inventory reserve for obsolescence was $2,863 and $58, respectively.

Customers who purchase the Power Drive systems are provided limited-assurance-type warranties for equipment and work performed under the contracts. The warranty period typically extends for 3 years following transfer of control of the equipment. The warranties solely relate to correction of product defects during the warranty period, which is consistent with similar warranties offered by competitors. Therefore, the Company has determined that these warranties are outside the scope of ASC 606 and will continue to be accounted for under ASC 460, Guarantees. At the time of purchase of the equipment, customers may purchase from the Company an extended warranty for its equipment. The extended warranty commences upon the end of the assurance-based warranty period and is considered a separate performance obligation that represents a stand-ready obligation to perform warranty services after the assurance- type warranty expires. The transaction price allocated to the extended warranty is recognized ratably over the extended warranty period. Customers of XL Grid solutions are provided limited-assurance-type warranties for a term of one year for installation work performed under its contracts. Warranties for equipment sold to customers are provided by the original equipment manufacturers.

For both Power Drives and XL Grid solutions, the Company accrues the estimated cost of product warranties for unclaimed charges based on historical experiences and expected results. Should product failure rates and material usage costs differ from these estimated revisions to the estimated warranty liability are required. The Company periodically assesses the adequacy of its recorded product warranty liabilities and adjusts the balances as required. Warranty expense is recorded as a component of cost of product revenue in the statements of operations.

Impairment assessment of goodwill and long-lived assets: The Company reviews long-lived assets, including property and equipment and, intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analysis in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets, which requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value. During the years ended December 31, 2021, 2020 and 2019, no impairment indicators were identified.

Goodwill represents the excess of cost over the fair market value of net tangible and identifiable intangible assets of acquired businesses. Goodwill is not amortized but instead is annually tested for impairment, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. The Company has recorded goodwill in connection with its historical business acquisitions.

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

If the Company believes that, as a result of its qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative impairment test is required. The quantitative test involves comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recorded as a reduction to goodwill with a corresponding charge to earnings in the period the goodwill is determined to be impaired. The income tax effect associated with an impairment of tax- deductible goodwill is also considered in the measurement of the goodwill impairment. Any goodwill impairment is limited to the total amount of goodwill.

The Company determines the fair value of its reporting unit using the market approach. Under the market approach method, the Company compared its book value to the fair value of its public float, utilizing the fair value of its common stock on the measurement date.

Valuation of deferred tax assets: The Company accounts for income taxes in accordance with ASC 740, Income Taxes, under which deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards. Deferred income taxes are provided for the temporary differences arising between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carry-forwards and credits. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statements of operations in the period in which the enactment rate changes. Deferred tax assets and liabilities are reduced through the establishment of a valuation allowance if, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

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

As of December 31, 2021, the Company satisfies the definition of a “large accelerated filer” under the definition of the Securities Exchange Act of 1934, as amended, and it no longer qualifies as an emerging growth company. See the section titled “Summary of Significant Accounting Policies — Recent accounting pronouncements issued and adopted” in Note 2 to our consolidated financial statements included elsewhere in this Annual Report for additional information.

Quantitative and Qualitative Disclosure About Market Risk

Not required.

Off-Balance Sheet Arrangements

We have no significant known off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are presented beginning on page F-1 which appears following this caption.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

XL Fleet Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of XL Fleet Corp. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 1, 2022, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Initial measurement of fair value of assets related to a business combination

The Company completed the acquisition of all of the issued and outstanding membership interests of World Energy Efficiency Services LLC in May 2021. The Company has accounted for this acquisition as a business combination under ASC Topic 805 “Business Combinations.” Accordingly, the purchase price of $12.46 million was allocated to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of $1.56 million and resulting goodwill of $8.11 million.

We identified the initial fair value measurement of intangible assets as a critical audit matter because of the significant estimates and assumptions management makes to fair value these assets for purposes of recording the acquisition. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s forecasts and future cash flows including the need to involve our fair value specialists.

Our audit procedures related to these forecasts included the following, among others:

• We evaluated the reasonableness of management’s forecasts of future cash flows by comparing the projections to historical results.

• Testing the source information underlying the forecasts.

• With the assistance of our fair value specialists:

• Evaluating the reasonableness of the valuation methodology

• Developing a range of independent estimates for the discount rates and comparing those to the discount rates selected by management.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

Melville, NY

March 1, 2022

PCAOB: 688

XL Fleet Corp.

Consolidated Balance Sheets

December 31, 2021 and 2020

	As of December 31,
(In thousands, except share and per share amounts)	2021	2020

Assets
Current assets:
Cash and cash equivalents	$351,676	$329,641
Restricted cash	150	150
Accounts receivable, net	6,477	10,559
Inventory, net	15,262	3,574
Prepaid expenses and other current assets	1,040	1,396
Total current assets	374,605	345,320
Property and equipment, net	3,495	579
Intangible assets, net	1,863	593
Right-of-use asset	4,564	-

Goodwill	8,606	489
Other assets	88	32
Total assets	$393,221	$347,013
Liabilities and stockholders’ equity Current liabilities:
Current portion of long-term debt	$78	$110
Accounts payable	3,799	4,372
Lease liability, current	900	-
Accrued expenses and other current liabilities	11,856	4,601
Total current liabilities	16,633	9,083
Long-term debt, net of current portion	21	98
Deferred revenue	691	305
Lease liability, non-current	3,599	-
Warrant liabilities	5,405	143,295
Contingent consideration	541	924
New market tax credit obligation(1)	4,521	4,412
Total liabilities	31,411	158,117

Commitments and contingencies (Note 21)

Stockholders’ equity

Common stock, $0.0001 par value; 350,000,000 shares authorized at December 31, 2021 and December 31, 2020; 140,540,671 and 131,365,254 issued and outstanding at December 31, 2021 and 2020, respectively	14	13
Additional paid-in capital	461,207	317,084
Accumulated deficit	(99,411)	(128,201)
Total stockholders’ equity	361,810	188,896
Total liabilities and stockholders’ equity	$393,221	$347,013

(1)	Held by variable interest entity

See notes to consolidated financial statements.

XL Fleet Corp.

Consolidated Statements of Operations

For the Years Ended December 31, 2021, 2020 and 2019

	Years Ended December 31,
(In thousands, except per share and share amounts)	2021	2020	2019

Revenues	$15,600	$20,338	$7,215
Cost of revenues	16,296	17,594	8,075
Gross profit (loss)	(696)	2,744	(860)
Operating expenses:
Research and development	10,775	4,445	2,874
Selling, general, and administrative expenses	47,435	13,593	9,835
Loss from operations	(58,906)	(15,294)	(13,569)
Other (income) expense:
Interest expense, net	39	6,370	2,151
Loss on extinguishment of debt	-	1,038	-
Loss on asset disposal	26	-	-
Loss on impairment	3,000
Change in fair value of obligation to issue shares of common stock to sellers of World Energy	(565)	-	-
Change in fair value of warrant liability	(90,138)	35,015	-
Change in fair value of convertible notes payable derivative liability	-	2,889	(819)
Other income	(58)	-	-
Net (loss) income	$28,790	$(60,606)	$(14,901)
Net (loss) income per share, basic	$0.21	$(0.72)	$(0.19)
Net loss per share, diluted	$0.19	$(0.72)	$(0.19)
Weighted-average shares outstanding, basic	138,457,416	84,565,448	79,823,065
Weighted-average shares outstanding, diluted	148,510,351	84,565,448	79,823,065

See notes to consolidated financial statements.

XL Fleet Corp.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2021, 2020 and 2019

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
(In thousands, except share amounts)	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2020	131,365,254	$13	$317,084	$(128,201)	$188,896
Stock-based compensation expense	-	-	3,508	-	3,508
Stock acceleration and extension	-		4,372	-	4,372
Exercise of warrants	233,555	-	-	-	-
Exercise of public warrants	7,441,020	1	85,554	-	85,555
Settlement of warrant liability upon exercise of warrants	-	-	47,162	-	47,162
Settlement of warrant liability upon call of warrants	-	-	591	-	591
Proceeds from PIC shares recapitalization	-	-	75	-	75
Exercise of stock options	1,027,519	-	230	-	230
Issuance of restricted stock	11,319	-	-	-	-
Issuance of shares in business combination with World Energy	462,004	-	2,631	-	2,631
Net income	-	-	-	28,790	28,790

Balance at December 31, 2021	140,540,671	$14	$461,207	$(99,411)	$361,810

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity

Balance at December 31, 2019	80,400,727	$8	$53,887	$(67,595)	$(13,700)
Exercise of stock options	488,625	-	884	-	884
Exercise of warrants	4,995,584	-	114	-	114
Stock-based compensation expense	-	-	978	-	978
Conversion of convertible debt	1,715,918	-	17,446	-	17,446
Issuance of restricted stock	25,309	-	-	-	-
PIC shares recapitalized, net of issuance costs and the fair value of warrant liabilities	28,739,091	3	98,886	-	98,889
Shares issued in offering, net of issuance costs	15,000,000	2	144,889	-	144,891
Net loss	-	-	-	(60,606)	(60,606)

Balance at December 31, 2020	131,365,254	$13	$317,084	$(128,201)	$188,896

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity

Balance at January 1, 2019	79,451,338	$8	$53,522	$(52,684)	$846
Issuance of restricted stock	446,333	-	-	-	-
Exercise of stock options	44,154	-	10	-	10
Issuance of stock in asset acquisition	458,902	-	109	-	109
Issuance of warrants	-	-	38	-	38
Stock-based compensation expense	-	-	208	-	208
Stockholder distribution	-	-	-	(10)	(10)
Net loss	-	-	-	(14,901)	(14,901)

Balance at December 31, 2019	80,400,727	$8	$53,887	$(67,595)	$(13,700)

See notes to consolidated financial statements.

XL Fleet Corp.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021, 2020 and 2019

	For the Years Ended December 31,
(In thousands)	2021	2020	2019

Operating activities:
Net income (loss)	$28,790	$(60,606)	$(14,901)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in fair value of warrant liabilities	(90,138)	35,015	-
Stock-based compensation	7,880	978	208
Loss on impairment	3,000	-	-
Bad debt expense	70	-	22
Depreciation and amortization expense	1,756	622	319
Contingent consideration	(61)	796	80
Change in fair value of obligation to issue shares of
common stock to sellers of World Energy	(565)	-	-
Fair value change of derivative liabilities	-	2,889	(819)
Loss on extinguishment of debt	-	1,038	-
Loss on disposal of assets	26
Change in operating right-of-use assets	(23)	-	-
Interest on finance leases	37	-	-
Debt discount	72	4,629	1,598
Changes in operating assets and liabilities:
Accounts receivable, net	7,597	(9,400)	2,610
Inventory, net	(10,415)	(1,334)	215
Prepaid expenses and other current assets	456	(1,250)	260
Other assets	(31)	(2)	283
Accounts payable	(1,667)	3,823	(1,089)
Accrued expenses and other current liabilities	4,619	2,749	(450)
Deferred revenue	103	172	113
Net cash used in operating activities	(48,494)	(19,881)	(11,551)
Investing activities:
Payment to acquire net assets of World Energy	(8,188)	-	-
Purchase of eNow Convertible Note	(3,000)	-	-
Purchases of property and equipment	(3,641)	(145)	(28)
Net cash used in investing activities	(14,829)	(145)	(28)
Financing activities:
Proceeds from the issuance of subordinated convertible promissory notes	-	8,100	10,000
Repayments to the issuance of subordinated convertible promissory notes	-	(11,250)	-
Proceeds from paycheck protection program	-	1,100	-
Repayments to paycheck protection program	-	(1,100)	-
Proceeds from debt	-	-	2,500
Repayments of debt	(109)	(3,177)	(496)
Repayment of contingent consideration	-	(450)	-
Repayments under financing leases	(393)	-	-
Proceeds from revolving line of credit	-	2,500	(2,612)
Repayments of revolving line of credit	-	(2,500)	-
Proceeds from recapitalization of PIC shares	75	207,169	-
Proceeds from issuance of common stock	-	144,891	-
Proceeds of issuance costs in connection with term loans and revolving line of credit	-	-	(184)
Proceeds from exercise of stock options	230	114	10
Stockholder distribution	-	-	(10)
Proceeds from exercise of Public Warrants	85,555	884	-
Net cash provided by financing activities	85,358	346,281	9,208
Net increase in cash and cash equivalents and restricted cash	22,035	326,255	(2,371)
Cash, cash equivalents, and restricted cash at beginning of period	329,791	3,536	5,907
Cash, cash equivalents, and restricted cash at end of period	$351,826	$329,791	$3,536
Supplemental disclosure of cash flow information:
Cash paid for interest	$48	$389	$-
Supplemental disclosures of noncash investing and financing information:
Issuance of warrants	$-	$-	$38
Initial measurement of warrants assumed in connection with the Business Combination accounted for as liabilities	$-	$108,280	$-
Contingent and deferred consideration issued in connection with business combination	$-	$-	$1,650
Issuance of stock in asset acquisition	$-	$-	$109
Issuance costs in accrued expenses	$-	$-	$25
Settlement of warrant liability upon exercise of Public Warrants	$47,162	$-	$-
Settlement of warrant liability upon call of warrants	$591	$-	$-
Issuance of shares to former owners of WEES	$1,192	$-	$-
Conversion of convertible debt	$-	$17,446	$-
Retrospective recapitalization of stockholders’ equity	$-	$51,005	$-
Reduce derivative liability for extinguishment of convertible notes payable	$-	$(1,349)	$-
Increase derivative liability for issuance of convertible notes payable	$-	$5,637	$-
Reduce derivative liability for the conversion and repayment of the convertible notes payable	$-	$(8,526)	$-
Equipment financing	$271	$-	$-

See notes to consolidated financial statements.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 1. Organization and Description of Business

Description of Business: XL Fleet Corp. and its subsidiaries (“XL Fleet” or the “Company”) is a provider of fleet electrification solutions for commercial vehicles in North America, offering solutions for vehicle electrification (“Power Drive”) and energy efficiency infrastructure solutions such as vehicle charging stations through its XL Grid programs, as further described below. XL Fleet has over 4,450 electrified powertrain systems sold and driven over 181 million miles by over 245 fleets, as of December 31, 2021.

Merger and Reorganization: On December 21, 2020, (“Closing Date”) privately held XL Hybrids, Inc., a Delaware corporation, (“Legacy XL”) consummated the merger pursuant to that certain Agreement and Plan of Reorganization, dated as of September 17, 2020 (the “Merger Agreement”), by and among Pivotal Investment Corporation II (“Pivotal”), PIC II Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of Pivotal (“Merger Sub”), and Legacy XL. Pursuant to the terms of the Merger Agreement, a business combination between Legacy XL and Pivotal was effected through the merger of Merger Sub with and into Legacy XL, with Legacy XL surviving as a wholly-owned subsidiary of Pivotal (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). In connection with the closing of the Business Combination, Pivotal Investment Corporation II changed its name to XL Fleet Corp.

Acquisition of World Energy: On May 17, 2021 (“Closing Date”), the Company acquired 100% of the membership interests of World Energy Efficiency Services, LLC (“World Energy”). World Energy provides turnkey energy efficiency, renewable technology, electric vehicle charging stations and other energy solutions throughout New England. The Company completed the acquisition to further the strategy of its XL Grid business to provide corporations and municipalities a means to reduce its carbon footprints and ready itself for the demands of electric fleet requirements (See Note 4).

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

Consistent with the actions taken by governmental authorities, the Company has taken appropriately cautious steps to protect its workforce and support community efforts. As part of these efforts, and in accordance with applicable government directives, beginning in late March 2020, the Company implemented work from home policies where practical at its facilities. Effective December 31, 2021, all of the Company’s employees were working full-time from one of the Company’s five offices or from home. Current COVID-19 policies include universal facial covering requirements if not vaccinated, rearranging facilities to follow social distancing protocols, employees self-screening before going into the office, enhanced cleaning procedures, ability to go mask-free if proof of vaccination is provided to Human Resources, and strict quarantine protocols for any suspected or confirmed employee cases. However, the COVID-19 pandemic and the continued precautionary actions taken related to COVID-19 have adversely impacted, and are expected to continue to adversely impact, its operations, its contractors and the automotive original equipment manufacturers.

The Company has experienced, and expects to continue to experience, reduced operations and production line shutdowns at vehicle OEMs due to COVID-19, limitations on travel by the Company’s personnel and personnel of the Company’s customers, and future delays or shutdowns of vehicle OEMs or the Company’s suppliers.

The COVID-19 pandemic and the protocols and procedures the Company has implemented in response to the pandemic have caused some delays in operational activities. The full impact of the COVID-19 pandemic on its business and results of operations subsequent to December 31, 2021 will depend on future developments, such as the ultimate duration and scope of the outbreak and its impact on its operations and impact on its customers and industry partners.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies

Basis of consolidated financial statement presentation: The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries and variable interest entities, for which the Company is the primary beneficiary. Because the Company holds certain rights that provide the power to direct the activities of variable interests that most significantly impact the VIE economic performance, as well as to potentially receive benefits or the obligation to absorb potentially significant losses, the Company has a controlling interest in such VIEs. The Company reports its consolidated financial information as a single segment. All significant intercompany transactions have been eliminated in consolidation.

Emerging Growth Company: The Company was an “emerging growth company” under Jumpstart Our Business Act (the “JOBS Act”) until December 31, 2021, the date on which the company was deemed to be a large accelerated filer under the rules of the Securities Exchange Commission (“SEC”). Effective December 31, 2021, the Company was required to comply with new or revised accounting standards applicable to public companies. In addition, because the Company ceased to be an “emerging growth company” with its transition to large accelerated filer status as of December 31, 2021, the Company is also now subject to Section 404(b) of Sarbanes-Oxley Act of 2002 (“SOX”), which requires that its independent registered public accounting firm provide an attestation report on the effectiveness of the Company’s internal control over financial reporting for the first time in this Annual Report on Form 10-K, among other additional requirements.

Use of estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of expenses during the reporting period. The Company’s most significant estimates and judgments involve inventory reserves, deferred income taxes, warranty reserves, valuation of share-based compensation, the valuation of warrant liability, the fair value of investment in convertible notes, and the valuation of business combinations, including the fair values and useful lives of acquired assets and assumed liabilities and the fair value of purchase consideration. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.

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

Concentration of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and trade receivables. At times, such cash may be in excess of the FDIC limit. At December 31, 2021 and 2020, the Company had cash in excess of the $250 federally insured limit. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

With respect to trade receivables, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited. As of December 31, 2021, two customers accounted for approximately 74% and 11% of accounts receivable, net. As of December 31, 2020, one customer accounted for approximately 82% of accounts receivable, net.

For the year ended December 31, 2021, two customers accounted for approximately 78% of revenues. For the years ended December 31, 2020, one customer accounted for approximately 68% of revenues and for December 31, 2019 two customers accounted for approximately 65% of revenues.

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

Restricted cash: Restricted cash held at December 31, 2021 and 2020, consists of $150 for a bank deposit required for a letter of credit which is reserved for the Company’s California lease.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows:

	As of December 31,
	2021	2020
Cash and cash equivalents	$351,676	$329,641
Restricted cash	150	150
Total cash, cash equivalents, and restricted cash	$351,826	$329,791

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies, continued

Accounts receivable, net: Accounts receivable are stated at the gross invoice amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is maintained at a level considered adequate to provide for potential account losses on the balance based on management’s evaluation of the anticipated impact of current economic conditions, changes in the character and size of the balance, past and expected future loss experience, among other pertinent factors. As of December 31, 2021 and 2020, the Company’s allowance for doubtful accounts was $148 and $0 respectively.

Inventory, net: Inventory is comprised of raw materials, work in process and finished goods. Inventory is stated at the lower of cost or net realizable value. Cost of raw material inventories include the purchase and related costs incurred in bringing the products to their present location and condition. The Company uses consistent methodologies to evaluate inventory for net realizable value and periodically reviews inventories for obsolescence and any inventories identified as slow moving or obsolete are initially reserved for and then written-off. As of December 31, 2021 and 2020, the Company’s inventory reserve for obsolescence was $2,863 and $58, respectively. The increase in the inventory reserve at December 31, 2021 reflects decreased utilization in 2022 due to the Company’s plan to strategically reduce its hybrid offerings in 2022.

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

See Note 15 for additional information on assets and liabilities measured at fair value.

The Company believes its valuation methods are appropriate and consistent with other market participants, however the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021, 2020 and 2019

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

Property and equipment, net: Property and equipment, net is stated at cost less accumulated depreciation, or if acquired in a business combination, at fair value as of the date of acquisition. Depreciation is calculated using the straight-line method, based upon the following estimated useful lives:

Equipment	5 years
Furniture and fixtures	3 years
Computer and related equipment	2 years
Software	2 years
Vehicles	5 years
Leasehold improvements	Lesser of useful life of the asset or remaining life of the lease

Improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed as incurred. When property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is recorded in the statement of operations as a component of other (expense) income, net.

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

Refer to Note 4 for discussion of the Company’s 2021 business combination.

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

For the years ended December 31, 2021, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies, continued

Impairment of long-lived assets: The Company reviews long-lived assets, including property and equipment and, intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analysis in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets, which requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value. During the years ended December 31, 2021, 2020 and 2019, no impairment indicators were identified.

Impairment of goodwill: Goodwill represents the excess of cost over the fair market value of net tangible and identifiable intangible assets of acquired businesses. Goodwill is not amortized but instead is annually tested for impairment, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. The Company has recorded goodwill in connection with its historical business acquisitions.

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

The Company determines the fair value of its reporting unit using the market approach. Under the market approach method, the Company compared its book value to the fair value of its public float, utilizing the fair value of its common stock on the measurement date.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies, continued

Revenue: The Company’s revenue is derived from the sales of hybrid and plug-in hybrid electric powertrain systems, our Power Drive business, and turnkey energy efficiency, renewable technology, electric vehicle charging stations and other energy solutions (our “XL Grid” business). The Power Drive products are marketed and sold to end-user fleet customers and channel partners in the United States and Canada. The Company’s XL Grid solutions are marketed and sold to municipalities, corporations and other businesses and principally funded through energy incentives provided through public and private utilities. The XL Grid business consists of the operations acquired through the May 2021 World Energy acquisition. Sales of products and services are subject to economic conditions and may fluctuate based on changes in the industry, trade policies, financial markets, and funded energy incentives.

Revenue is recognized upon transfer of control to the customer, which occurs when the Company has a present right to payment, legal title has passed to the customer, the customer has the significant risks and rewards of ownership, and where acceptance is not a formality, the customer has accepted the product or service.

For the Power Drive products, in general, transfer of control is upon shipment of the equipment as the terms are FOB shipping point or equivalent, as the Company has no other promised goods or services in its contracts with customers. In limited instances, the Company provides installation services to end-user fleet customers related to the purchased hybrid electric powertrain equipment. When provided, these installation services are not distinct within the context of the contract due to the fact that the end-use fleet customer is purchasing a completed modification to its vehicles and therefore, the installation services involve significant integration to integrate the hybrid electric powertrain equipment with the customer’s vehicle. As a result, the hybrid electric powertrain equipment and installation services represent a single performance obligation within these contracts with customers. The Company recognizes the revenue for the equipment sale and installation service for Power Drive products at the same time, which is after the installation is complete. The Company has elected to treat shipping and handling activities related to contracts with channel partner customers for Power Drive products as costs to fulfill the promise to transfer the associated equipment and not as a separate performance obligation.

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

For both Power Drive and XL Grid solutions, when the Company’s contracts with customers contain multiple performance obligations, which is infrequent, the contract transaction price is allocated on a relative standalone selling price (SSP) basis to each performance obligation. The Company determines SSP based on observable selling prices for the sale of its systems. For extended warranties, the Company determines SSP based on expected cost plus margin. The Company establishes the margin based on review of market conditions and margins obtained by market participants for similar services. Any allocation of the transaction price required is determined at the contracts’ inception.

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

For the years ended December 31, 2021, 2020 and 2019

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

Warranties: Customers who purchase the Power Drives are provided limited-assurance-type warranties for equipment and work performed under the contracts. The warranty period typically extends for 3 years following transfer of control of the equipment. The warranties solely relate to correction of product defects during the warranty period, which is consistent with similar warranties offered by competitors. Therefore, the Company has determined that these warranties are outside the scope of ASC 606 and will continue to be accounted for under ASC 460, Guarantees. At the time of purchase of the equipment, customers may purchase from the Company an extended warranty for its equipment. The extended warranty commences upon the end of the assurance-based warranty period and is considered a separate performance obligation that represents a stand-ready obligation to perform warranty services after the assurance-type warranty expires. The transaction price allocated to the extended warranty is recognized ratably over the extended warranty period.

Customers of XL Grid solutions are provided limited-assurance-type warranties for a term of one year for installation work performed under its contracts. Warranties for equipment sold to customers are provided by the original equipment manufacturers.

For both Power Drives and XL Grid solutions, the Company accrues the estimated cost of product warranties for unclaimed charges based on historical experiences and expected results. Should product failure rates and material usage costs differ from these estimated revisions to the estimated warranty liability are required. The Company periodically assesses the adequacy of its recorded product warranty liabilities and adjusts the balances as required. Warranty expense is recorded as a component of cost of product revenue in the statements of operations.

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

Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. For the years ended December 31, 2021, 2020 and 2019, there were no uncertain tax position taken or expected to be taken in the Company’s tax returns.

In the normal course of business, the Company is subject to regular audits by U.S. federal and state and local tax authorities. With few exceptions, the Company is no longer subject to federal, state or local tax examinations by tax authorities in its major jurisdictions for tax years before 2018. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities.

The Company did not recognize any tax related interest or penalties in the accompanying consolidated financial statements, but would record any such interest and penalties as a component of the provision for income taxes.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021, 2020 and 2019

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

The fair value of common stock is determined based on the closing price of the Company’s common stock on the New York Stock Exchange at each award grant date.

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

The fair value of stock options issued for the years ended December 31, 2021, 2020, and 2019 was measured with the following assumptions:

	2021	2020	2019
Expected volatility	78.1 – 88.2%	79.6 – 90.5%	70.0%
Expected term (in years)	6.25	6.2 – 10	6.1 – 10
Risk-free interest rate	0.1 – 1.3%	0.3 – 1.6%	1.4 – 3.0%
Expected dividend yield	0.0%	0.0%	0.0%

Restricted Stock Units

Restricted stock units generally vest over the requisite service periods (vesting on a straight–line basis). The fair value of a restricted stock unit award is equal to the fair market value of a share of the Company’s Common stock on the grant date. The Company accounts for the forfeiture of equity awards as they occur.

Warrant Liabilities: The Company evaluated the Public Warrants (“Public Warrants”) and Private Warrants (“Private Warrants”) (collectively, “Warrants”, which are discussed in Note 17) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to such warrants (“Warrant Agreement”) related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants met the definition of a derivative as contemplated in ASC 815, the Warrants were initially recorded at fair value as derivative liabilities on the Consolidated Balance Sheets and measured at fair value at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Consolidated Statement of Operations in the period of change.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021, 2020 and 2019

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

Recent accounting pronouncements issued and adopted:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new Accounting Standards Update (“ASU”) , Accounting Standards Codification Topic 842, Leases (“ASC 842”), related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most significant among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted ASC 842 effective January 1, 2021 and as a result, the Company recorded a ROU asset and lease liability within its consolidated financial statements (See Note 12).

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, (“ASU 2019 - 12”) which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. ASU 2019-12 is effective for the Company beginning January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies, continued

Recent accounting pronouncements issued and adopted – continued

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, (ASU 2016-13”)which, together with subsequent amendments, amends the requirement on the measurement and recognition of expected credit losses for financial assets held to replace the incurred loss model for financial assets measured at amortized cost and require entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for the Company beginning January 1, 2023. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In connection with the consummation of the Business Combination, each outstanding share of Pivotal’s Class A common stock, par value $0.0001 per share (“Pivotal Class A Common Stock”), including (a) any shares of Pivotal’s Class B common stock, par value $0.0001 per share (“Pivotal Class B Common Stock”) that were converted into Pivotal Class A Common Stock in connection with the Merger and (b) any Pivotal units that were separated into the component securities, including Pivotal Class A Common Stock in connection with the Merger, was converted into one share of Common Stock. On the Closing Date, a number of purchasers (each, a “Subscriber”) purchased from the Company an aggregate of 15,000,000 shares of Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $150,000,000, pursuant to separate subscription agreements (each, a “Subscription Agreement” and the financing, the “PIPE”). Pursuant to the Subscription Agreements, the Company gave certain registration rights to the Subscribers with respect to the PIPE Shares. The sale of PIPE Shares was consummated concurrently with the Closing of the Merger. The Company assumed private placement warrants to purchase 4,233,333 shares of common stock, with an exercise price of $11.50 per share, and public warrants to purchase 7,666,667 shares of common stock, with an exercise price of $11.50 per share (See Note 15).

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

For the years ended December 31, 2021, 2020 and 2019

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

For the years ended December 31, 2021, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 4. Business Combination

World Energy

On May 17, 2021, the Company acquired all of the issued and outstanding membership interests of World Energy, a privately-held, Massachusetts-based entity, and retained two of its principals and all of World Energy’s employees. World Energy is a direct-install energy efficiency services company (“ESCO”), serving commercial, industrial and institutional customers. World Energy enables utilities to meet their energy savings mandates by developing and executing energy efficiency projects. The acquisition of World Energy expanded the Company’s ability to deliver a comprehensive suite of energy savings services that enhances XL Grid’s solutions portfolio to include commercial and industrial EV charging, solar, and energy management services.

The total purchase price consideration, as adjusted, is $12,461 for the acquisition of World Energy. During the year ended December 31, 2021, the Company remitted to the sellers of World Energy additional cash of $76 in connection with the finalization of working capital adjustments. The as-adjusted purchase price consisted of the following components:

Cash of $8,496, as adjusted, consisting of the contractual purchase price of $8,000, plus working capital adjustments of an aggregate of $496.

●	The closing date issuance of 231,002 shares of the Company’s common stock, valued at the closing price of $6.23 per share as of May 17, 2021, for a total share fair value upon issuance of $1,439;

●	An obligation to issue 244,956 shares of the Company’s common stock to certain of the sellers and their advisors of World Energy, in three equal installments on the sixth, twenty-fourth and the thirtieth monthly anniversaries of the closing date. The closing date fair value was recorded at an aggregate amount of $1,526;

●	An obligation to pay in cash an earnout of $1,000 upon World Energy’s achievement for the calendar year 2021 of minimum annual revenues of $19,500. The payment of the earnout is due within 30 days following the completion of the audit of XL Fleet’s financial statements for the fiscal year ending December 31, 2021. World Energy met the revenue requirements and as such, the Company expects to pay the $1,000 earnout shortly after the filing of this annual report on Form 10-K.

The following details the final allocation of the purchase price consideration:

Cash	$8,000
Working capital adjustments	496
Fair value of 231,002 shares issued at closing	1,439
Fair value of the earnout	1,000
Portion of deferred obligation to issue shares of common stock	1,526
Total consideration	12,461

Less the fair value of assets acquired less liabilities assumed	(4,344)
Goodwill	$8,117

Included in assets acquired was cash of $308.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 4. Business Combination, continued

World Energy, continued

In connection with the acquisition of World Energy, the Company incurred an initial additional obligation to issue shares of its common stock to the three sellers, two of which also entered into employment agreements with the Company. Pursuant to the terms of the agreement, the Company was initially obligated to issue an aggregate of 448,050 shares of its common stock, issuable in three equal installments on November 17, 2021, on May 17, 2023 and on November 17, 2023, provided that seller/employee is employed by the Company at the date of issuance. If the seller/employee is not employed at such issuance date, the shares attributable to that seller/employee are forfeited. The Company determined that under relevant accounting guidance that this obligation to issue shares would be accounted for as compensation and not as purchase price consideration. Accordingly, the fair values of each of the three compensation share obligations are accreted as compensation over each relevant compensation period. For the year ended December 31, 2021, the Company recorded selling, general and administration expense of $1,049 related to this obligation.

On November 17, 2021, the Company issued 231,002 shares of its common stock pursuant to this share obligation to the three sellers.

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

Amount
Cash	$308
Accounts receivable	3,585
Inventory, net	1,282
Prepaid expenses and other current assets	100
Property and equipment, net	173
Intangible assets, net	1,560
Right-of-use asset	145
Goodwill	8,117
Other assets	12
Accounts payable	(1,096)
Lease liability, current	(56)
Accrued expenses and other current liabilities	(1,297)
Deferred revenue	(283)
Lease liability, non-current	(89)
Total purchase consideration	$12,461

The acquired intangible assets of $1,560 represents to the fair value of customer relationships which is amortized over three years.

The estimated fair value of the intangible asset acquired was determined based on the income approach to measure the fair value of the customer relationships. This fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021, 2020 and 2019

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

Supplemental disclosure of pro forma information:

The following unaudited pro forma financial information presents the combined results of the operations of XL Fleet and World Energy as if the acquisition of World Energy had occurred as of January 1, 2019. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations actually would have been had the respective acquisitions been completed on January 1, 2019. In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined Company.

The following table presents the Company’s pro forma combined results of operations for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
Revenues	$23,349	$38,230	$27,137
Net (loss) income	$29,617	$(59,216)	$(13,476)
Per share amounts: Net (loss) income per share – basic	$0.21	$(0.70)	$(0.17)
Net loss per share - diluted	$0.20	$(0.70)	$(0.17)

The above pro forma information includes pro forma adjustments to remove the effect of the following non-recurring transactions:

1.)	Non-recurring merger expenses of $498 were added back for the year ended December 31, 2021.

2.)

Elimination of interest expense associated with debt that was repaid in the acquisition of World Energy of $37 for the year ended December 31, 2021, $94 for the year ended December 31, 2020 and $99 for the year ended December 31, 2019.

Note 5. Settlement of Contingent Consideration Quantum

On October 4, 2019, pursuant to the terms of an asset purchase agreement, the Company acquired certain assets of Quantum Fuel Systems, LLC (“Quantum”) The purchase consideration included deferred payments or share issuances upon certain milestones being met.

The final payments to the sellers of Quantum were:

●	A cash payment of $450 paid on December 31, 2020 upon meeting a workforce retention milestone.

●	Second milestone event was met on November 19, 2021 upon the achievement of certain product development criteria as outlined in the asset purchase agreement. In connection with having achieved the second milestone, in February 2022 the Company paid cash consideration of $475 and issued 50,000 shares of the Company’s common stock.

●	Third milestone event was met on November 19, 2021 upon the successful demonstration of a prototype as outlined in the asset purchase agreement. In connection with having achieved the third milestone, in February 2022 the Company paid cash consideration of $475 and issued 50,000 shares of the Company’s common stock.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 6. Revenue

The following table represents the Company’s revenues for the years ended December 31, 2021, 2020 and 2019, respectively, disaggregated, by sales channel.

Disaggregation of revenue:

	2021	2020	2019

Revenue from the sale of Power Drives:
Revenue direct to customers	$1,373	$4,013	$3,263
Revenue through channel partners	1,466	16,325	3,952

Revenue from the sale of XL Grid solutions – which are sold direct to customers	12,761	-	-
Total revenue	$15,600	$20,338	$7,215

Remaining performance obligations: At December 31, 2021, 2020 and 2019, there was approximately $237, $305 and $133 in deferred revenue related to unsatisfied extended warranty performance obligations, respectively. During the year ended December 31, 2021, the Company recognized revenue of $128 from the December 31, 2020 deferred revenue balance. There was no deferred warranty revenue recognized for the years ended December 2020 and 2019, respectively.

Contract Balances: The timing of revenue recognition, billings and cash collections results in billed trade accounts receivable, and deferred revenue (contract liabilities) on the consolidated balance sheets. In addition, the Company defers certain costs incurred to obtain a contract (contract costs).

Costs to obtain a contract: Sales commissions paid to internal sales personnel, as well as associated payroll taxes and retirement plan contributions (together, sales commissions and associated costs) that are incremental to the acquisition of customer contracts, are capitalized as contract acquisition cost on the balance sheet when the period of benefit is determined to be greater than one year. In instances where an extended warranty is sold, the period of benefit would extend beyond 12 months and therefore, the practical expedient would not be met for those contracts and require capitalization of the related costs to obtain those contracts. The Company has elected to allocate the capitalized commissions to performance obligations on a relative basis (i.e., in proportion to the transaction price allocated to each performance obligation) to determine the period of amortization. As a result, substantially all of the commission is allocated to the combined equipment and installation performance obligation and is amortized upon transfer of control of this performance obligation, which typically occurs in the same period in which commission liability is incurred. Total commission expense recognized during the years ended December 31, 2021, 2020 and 2019 was $834, $105 and $226, respectively. There were no capitalized commissions during the periods ended December 31, 2021 and 2020.

Warranties: The Company accrues estimated warranty costs at the time of sale related to its assurance- type warranties. In general, for the sales of Power Drives, manufactured products are warranted for the shorter of three years or 75,000 miles against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. For the XL Grid solutions, projects are warranted for one year. The amount of the accrued warranty liability is estimated based on historical claims rates and warranty fulfillments costs adjusted for any expected changes in fulfillment costs. Warranty charges in 2021 include a charge of $965 related to faults identified in certain Power Drive products based on the Company’s review of data gathered on the performance of its existing systems on the road.

The following is a roll-forward of the Company’s accrued warranty liability:

	2021	2020
Balance at the beginning of the period	$1,735	$1,009
Acquisition date accrual for World Energy acquisition	25	-
Accrual for warranties issued	346	912
Accrual of additional warranty obligations	965	-
Warranty fulfillment charges	(524)	(186)
Balance at the end of the period	$2,547	$1,735

The warranty liability is included in accrued expenses and other current liabilities on the consolidated balance sheets.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 7. Property and Equipment

Property and equipment consisted of the following at December 31:

	As of December 31,
	2021	2020

Equipment	$1,437	$647
Furniture and fixtures	222	91
Computers	412	30
Software	500	359
Vehicles	902	622
Leasehold improvements	267	170
XL Grid projects not yet in service	1,593	-
	5,333	1,919
Less accumulated depreciation	(1,838)	(1,340)

Property and equipment, net	$3,495	$579

Depreciation expense on property and equipment, was $653, $406 and $265 for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 8. Intangibles

Intangible assets consist of:

●	Developed technology acquired during 2019 with a gross value of $863 that is being amortized over a useful life of four years and that has accumulated amortization of $485, as of December 31, 2021,

●	Sponsorship agreement contracted during 2021 with a gross value of $500 that is being amortized over a useful life of one year and has accumulated amortization of $250 as of December 31, 2021, and

●	The initial direct cost related to customer energy efficiency agreement acquisition costs of $1,560 that is being amortized over three years and has accumulated amortization of $325.

Approximate annual aggregate amortization expense of the intangibles for the years subsequent to December 31, 2021 is as follows:

Year ending December 31:
2022	986
2023	682
2024	195
Total amortization	$1,863

Amortization expense recognized on intangible assets was $791, $216 and $72 for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 9. Purchase of Convertible Note

On July 15, 2021, XL Fleet made an investment of $3,000 into eNow, a developer of solar and battery power systems that is developing fully-electric transport refrigeration units (“eTRUs”) for Class 8 commercial trailers. In exchange for the investment, eNow issued to the Company a convertible debenture (the “eNow Convertible Note”) dated July 15, 2021 (the “Issuance Date”) in the original principal amount of $3,000, at the rate of 8% per annum and due on December 31, 2022.  The investment was classified as an available-for-sale security.  After reviewing the status of eNow’s financial condition on December 31, 2021, the Company determined that the investment in the eNow Convertible Note was fully impaired and as such recorded a charge of $3,000, reflected within other (income) expense as impairment of investment in the consolidated statements of operations. As discussed below, XL Fleet had an option to purchase eNow. If XL Fleet did not exercise this option, under certain circumstances the eNow Convertible Note would be converted on such date into Series B preferred stock. Interest on the outstanding principal sum of the eNow Convertible Note would commence accruing on the Issuance Date and computed on the basis of a 365-day year. The eNow Convertible Note did not convert at December 31, 2021.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021, 2020 and 2019

(Amounts in thousands, except share and per share data)

Pursuant to the terms of the eNow Convertible Note agreement, XL Fleet had the right to acquire eNow at a pre-determined valuation and had a right of first refusal with respect to competing offers to acquire eNow. In the fourth quarter of 2021, the Company notified eNow that it would not exercise its option to purchase eNow, which expired unexercised on December 31, 2021. In addition to the terms described above, on July 15, 2021 (“Effective Date”), XL Fleet entered into a Development and Supply Agreement (the “Development and Supply Agreement”) with eNow, whereby XL Fleet was made the exclusive provider of high voltage batteries and associated power systems for use in eNow eTRUs. The Company considered the existence of adverse conditions regarding the global supply chain crisis (chips, electronic hardware) that causes further impediments to eNow being able to execute on its business plan. XL Fleet evaluated the supply chain issues, specifically the lack of availability of batteries from third party suppliers. During the three months ended December 31, 2021, the supply chain issues worsened, and in particular the lack of availability of batteries from third party suppliers. These worsened conditions, in the Company’s opinion, negatively impacted eNow’s prospects and financial condition. In January 2022, due to the ongoing supply chain issues, the Company notified eNow of its intention to terminate the Development System Agreement (See Note 15).

Note 10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at December 31, 2021 and 2020:

	2021	2020
Accrued warranty costs	$2,548	$1,735
Accrued compensation and related benefits	2,254	1,001
Contingent purchase price consideration – Quantum	1,950	926
Deferred purchase price consideration – World Energy	278	-
Accreted contingent compensation to sellers – World Energy	1,000	-
Professional fees	949	723
Accrued settlements	494
Accrued expenses, other	2,383	216
	$11,856	$4,601

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 11. New Markets Tax Credit Financing

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

In connection with the financing, the Company made two loans totaling $10,454 to federal ($6,455 at 1.51%) and state ($3,999 at 1.53%) NMTC investment funds (the Investment Funds). Simultaneously, U.S. Bank made an equity investment of $4,995 to the Investment Funds and, by virtue of such contribution, is entitled to substantially all of the tax benefits derived from the NMTC. For compliance with the NMTC rules, principal payments on the loan would not begin until June 10, 2025 (the NMTC rules prohibit principal payments during the 7-year term of the NMTC arrangement). The maturity date on the loans would have been December 31, 2044.

The Investment Funds then contributed the loan proceeds to a CDE, which, in turn, loaned combined funds of $15,000, net of debt issuance costs of $546, to XL Hybrid Quincy, LLC, a wholly-owned subsidiary of the Company, at an interest rate of 1.15% per year with a maturity date of March 4, 2045. These loans are secured by the leasehold improvements and equipment at the facility in Quincy, Illinois. Repayment of the loans would have commenced March 10, 2025. The proceeds from the loans from the CDE were used to partially fund the build-out of the facility in Quincy, Illinois.

The transaction includes a put/call feature whereby, at the end of the seven-year NMTC compliance period, the Company may be obligated or entitled to repurchase U.S. Bank’s equity interest in the Investment Funds. U.S Bank exercised the put option in January 2022 the end of the recapture period. The value attributable to the put/call is anticipated to be nominal. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company is required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. Non-compliance with applicable requirements could have resulted in US Bank’s projected tax benefits not being realized and, therefore, could have required the Company to indemnify US Bank for any loss or recapture of NMTCs related to the financing. The Company has determined that no credit recapture was required in connection with this financing arrangement.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 11. New Markets Tax Credit Financing, continued

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

As such, the Company concluded that it is the primary beneficiary of the VIE and consolidated the Investment Fund, as a VIE, in accordance with the accounting standards for consolidation. Because the Company consolidates an entity from which it has an approximately $10,500 loan receivable and consolidates an entity to which it owes an approximately $15,000 loan payable, these two balances partially eliminate against each other in consolidation. The $4,995 in net proceeds received in exchange for the transfer of tax credits were deferred and will be recognized by the Company when the tax benefits have been fully earned and delivered to US Bank without risk of recapture.

During the years ended December 31, 2021 and 2020, the Company amortized debt issuance costs related to the NMTC of $72 and $78, respectively. The unamortized balance of debt issuance costs as of December 31, 2021 and 2020 was $20 and $91, respectively.

On January 14, 2022, the NMTC financing arrangement was terminated and settled, with the note receivable of $15,000 (owed by XL Hybrid Quincy) being transferred to XL Hybrids LL in payment of the $10,500 note receivable. Both notes were retired resulting in a gain on forgiveness of debt of approximately $4,500.

Note 12. ROU Assets and Lease Liabilities

XL Fleet has entered into operating and finance leases as the lessee of office space, R&D and manufacturing facilities, and vehicles. On January 1, 2021 (“Effective Date”), the Company adopted FASB ASC 842, which increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as lease assets and lease liabilities. The new guidance requires the recognition of the right-of-use (“ROU”) assets and related operating and finance lease liabilities on the balance sheet. The Company adopted the new guidance using the modified retrospective approach on January 1, 2021. As a result, the consolidated balance sheet as of December 31, 2020 was not restated and is not comparative.

The adoption of ASC 842 resulted in the recognition of operating ROU assets of $3,481 and operating lease liabilities of $3,481 on the Company consolidated balance sheet as of January 1, 2021. The adoption of ASC 842 resulted in the recognition of finance ROU assets of $897 and finance lease liabilities of $897 on the Company’s consolidated balance sheet as of January 1, 2021.

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

For the years ended December 31, 2021, 2020 and 2019

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

The Company’s operating leases are comprised primarily of office space and R&D and manufacturing facilities. Finance leases are comprised primarily of vehicle leases. Balance sheet information related to our leases is presented below (ASC 842 was adopted on January 1, 2021):

	December 31, 2021	January 1, 2021	December 31, 2020
Operating leases:
Right-of-use assets	$3,443	$3,481	$–
Lease liability, current	451	469	–
Lease liability, non-current	3,056	3,012	–
Finance leases:
Right-of-use assets	1,121	897	–
Lease liability, current	449	265	–
Lease liability, non-current	543	632	–

Other information related to leases is presented below:

For the Year Ended December 31,
2021
Other information:
Operating lease cost	$855

As of December 31,
2021
Operating cash flows from operating leases	$791
Weighted-average remaining lease term – operating leases (in months)	82.7
Weighted-average discount rate – operating leases	9.7%

As of December 31, 2021, the annual minimum lease payments of our operating lease liabilities were as follows:

For The Years Ending December 31,
2022	770
2023	730
2024	694
2025	709
2026	555
Thereafter	1,416
Total future minimum lease payments, undiscounted	4,874
Less: imputed interest	(1,367)
Present value of future minimum lease payments	$3,507

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 13. Note Payable

Paycheck Protection Program Loan

In March 2021, World Energy entered into a Promissory Note (the “PPP Note”) with Boston Private Bank & Trust Company as the lender (the “Lender”), pursuant to which the Lender agreed to make a loan to the Company under the Paycheck Protection Program (the “PPP Loan”) offered by the U.S. Small Business Administration (the “SBA”) in a principal amount of $507 pursuant to Title 1 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). This loan was forgiven by the SBA during July 2021and the Company recorded the forgiveness as an opening balance sheet adjustment in conjunction with the acquisition of World Energy. (See Note 4).

Note 14. Debt

At December 31, 2021 and 2020, the carrying value of debt was as follows:

	As of December 31,
	2021	2020
Vehicle financing agreements	$99	$208
Total debt obligations, net of deferred financing costs	99	208
Less: current portion of debt	78	110
Debt – net of current portion	$21	$98

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

The Company assessed these embedded features and determined that they were not considered clearly and closely related to the host notes, and met the definition of a derivative. Therefore, these embedded features were all required to be bifurcated from the notes and accounted for separately as a combined derivative liability. The Company estimated the fair value of the combined derivative liability which was recorded as a liability and as a discount net against the subordinated convertible notes. The Company was required to remeasure the combined derivative liability to its then fair value at each subsequent balance sheet date, through an adjustment to current earnings (See Note 15 for further details on the Company’s fair value measurements).

The debt discount was amortized over the term of the associated debt agreement utilizing the effective interest method. The Company recorded $4,497 in amortization of these discounts as a component of interest expense during the year ended December 31, 2020.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 14. Debt, continued

Convertible notes payable, continued:

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

Note 15. Fair Value Measurements

Mark-to-Market Measurement

The investment in the eNow Convertible Note was valued based upon a revenue multiple enterprise valuation. The contingent consideration related to the acquisition of Quantum Fuel Systems LLC (“Quantum”) and the earnout - World Energy were valued based upon the present value of the expected contingent consideration. The fair value of obligation to issue shares of common stock to the sellers of World Energy was based on the closing price of XL’s Common Stock on the reporting date.

The Public Warrants were traded under the symbol XL.WS and the fair values were based upon the closing price of the Public Warrants at each measurement date. The Private Warrants were valued using a Black-Scholes model, pursuant to the inputs provided in the table below:

	Mark-to-Market Measurement at	Mark-to-Market Measurement at
	December 31,	December 31,
Input	2021	2020
Risk-free rate	1.111%	0.36%
Remaining term in years	3.98	4.98
Expected volatility	88.77%	95.4%
Exercise price	$11.50	$11.50
Fair value of common stock	$3.31	$23.73

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of December 31, 2021
	Level I	Level II	Level III	Total

Asset:
Investment in eNow Convertible Note	$-	$-	$-	$-

Liability:
Private Warrants	$-	$-	$5,404	$5,404
Contingent consideration – Quantum	$-	$-	$1,950	$1,950
Earnout – World Energy	$-	$-	$1,000	$1,000
Fair value of obligation to issue shares of common stock to sellers of World Energy	$-	$-	$541	$541

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 15. Fair Value Measurements, continued

	Fair Value Measurements as of December 31, 2020
	Level I	Level II	Level III	Total

Liability:
Public Warrants	$62,100	$-	$-	$62,100
Private Warrants	$-	$-	$81,195	$81,195
Contingent consideration – (Quantum)	$-	$-	$1,849	$1,849

During the year ended December 31, 2021, 7,441,020 Public Warrants were exercised, which resulted in the issuance of 7,441,020 shares of the Company’s Common Stock, generating cash proceeds of $85,555 and 225,647 Public Warrants were called at $0.01 per warrant. No Public Warrants remain outstanding as of December 31, 2021.

The following is a roll forward of the Company’s Level 3 instruments:

	For the Years Ended December 31, 2021 and 2020
	Asset	Liability
Balance, January 1, 2020	$-	$2,852
Reduce derivative liability for extinguishment of convertible notes payable	-	(1,349)
Increase derivative liability for issuance of convertible notes payable	-	5,637
Private Placement Warrants assumed in connection with the Business Combination	-	65,193
Fair value adjustments- Derivatives	-	2,889
Fair value adjustments- Contingent consideration	-	796
Fair value adjustments- Private Placement Warrants	-	16,002
Reduce derivative liability for conversion and repayment of convertible notes	-	(8,526)
Reduce contingent consideration for cash payment of a portion of obligation	-	(450)
Balance, December 31, 2020	-	83,044
Obligation to issue shares of common stock to sellers of World Energy	-	1,526
Fair value adjustment – Quantum contingent consideration	-	101
Fair value adjustments – Warrant liability	-	(75,790)
Fair value adjustments – World Energy	-	(565)
Partial settlement of World Energy contingent consideration		(421)
Purchase of eNow Convertible Note at fair value	3,000	-
Reserve for investment in convertible note	(3,000)	-
Earnout – World Energy	-	1,000
Balance, December 31, 2021	$-	$8,895

Note 16. Stockholders’ Equity

Common stock: At December 31, 2021, the Company has authorized a total of 350,000,000 shares of Common Stock. The holders of Common Stock are entitled to vote on all matters and are entitled to the number of votes equal to the number shares of Common Stock held. Common stockholders are entitled to dividends when and if declared by the Board of Directors.

The following shares of Common Stock are reserved for future issuance as of December 31, 2021:

Warrants issued and outstanding	4,239,450
Restricted stock units issued and outstanding	606,638
Stock options issued and outstanding	9,737,292
Authorized for future grant of equity instruments under 2020 Equity Incentive Plan	11,003,180
Total	25,586,560

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 17. Warrants

Legacy XL Common Stock Warrants:

During the year ended December 31, 2020, the Company issued 4,995,584 shares of Common Stock pursuant to the exercise of warrants which resulted in cash proceeds to the Company of $884.

During the year ended December 31, 2021, 243,000 Legacy XL Warrants were exercised, which resulted in the issuance of 233,555 shares of the Company’s common stock, in a cashless exercise.

A summary of the warrant activity for the years ended December 31 was as follows:

		Weighted Average
Warrants	Shares	Exercise Price
Outstanding at January 1, 2020	5,091,970	$0.26
Issued	177,229	0.70
Exercised	(5,020,082)	0.34
Outstanding at January 1, 2021	249,117	$0.76
Issued	-	-
Exercised	(243,000)	0.76
Outstanding at December 31, 2021	6,117	$0.76
Exercisable at December 31, 2021	6,117	$0.76

Note 18. Share-Based Compensation Expense

Share-based compensation expense for stock options, restricted stock awards and restricted stock units for the years ended December 31, 2021, 2020 and 2019 was $7,881, $978 and $208, respectively. As of December 31, 2021, there was $6,423 of unrecognized compensation cost related to stock options which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 2.7 years.

Stock Options

During the years ended December 31, 2021 and 2020, the Company issued 1,232,844 and 2,738,912 options, respectively, to certain employees and board members that will vest over a period of one to four years.

A summary of stock option award activity for the year ended December 31, 2021 was as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2019	10,087,296	0.25	7.4
Granted	2,738,912	1.76
Exercised	(488,860)	0.24
Cancelled or forfeited	(1,362,124)	0.74
Outstanding at December 31, 2020	10,975,224	$0.57	7.6
Granted	1,232,844	6.89
Exercised	(1,032,819)	0.22
Cancelled or forfeited	(1,437,957)	0.66
Outstanding at December 31, 2021	9,737,292	$1.40	7.2
Exercisable at December 31, 2021	7,380,232	$0.47	6.9

The aggregate intrinsic value of stock options outstanding as of December 31, 2021 was $24,777. The aggregate intrinsic value of stock options exercisable as of December 31, 2021 was $20,967. Cash received from options exercised for the years ended December 31, 2021, 2020 and 2019 was $229, $114 and $10, respectively.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 18. Share-Based Compensation Expense, continued

Restricted Stock Awards

The fair value of restricted stock awards is estimated by the fair value of the Company’s Common Stock at the date of grant. Restricted stock activity during the year ended at December 31, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested, at December 31, 2019	446,332	0.24
Granted	25,309	9.21
Vested	(25,309)	9.21
Non-vested, at December 31, 2020	446,332	$0.24
Granted	-	-
Vested	-	-
Cancelled or forfeited	-
Non-vested, at December 31, 2021	446,332	$0.24

Restricted Stock Units

At December 31, 2021, the Company has 604,433 restricted stock units outstanding to certain employees and board members that will vest over a period of one to four years.

The fair value of restricted stock unit awards is estimated by the fair value of the Company’s Common Stock at the date of grant. Restricted stock activity during the year ended at December 31, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested, at beginning of period	-	$-
Granted	651,326	6.38
Vested	(13,524)	14.17
Cancelled or forfeited	(33,369)	8.92
Non-vested, at end of period	604,433	$6.06

As of December 31, 2021, 2,205 restricted stock units have vested that had not yet been settled into shares of Common Stock.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 19. Income Taxes

Net deferred income tax assets consist of the following components as of December 31, 2021, 2020 and 2019:

	2021	2020	2019
Deferred tax assets (liabilities):
Net operating loss carryforwards	$29,985	$20,898	$15,239
Tax credit carryforwards	1,840	1,341	1,341
Reserves	1,258	456	308
Share-based compensation	730	172	308
Allowance for impairment of eNow Convertible Note	701	-	-
Depreciation and amortization	229	(54)	(16)
Other	185	89	91

Total deferred tax assets, net	34,928	22,902	17,271
Less valuation allowance	(34,928)	(22,902)	(17,271)
Net deferred tax assets (liabilities)	-	-	-

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax to income before provision for income taxes is as follows:

	For the Years Ended December 31,
	2021	2020
U.S. federal statutory rate	21.0%	(21.0)%
State taxes, net of federal benefit	2.4%	(4.4)%
Change in fair value of warrant liability	(73.6)%	15.9%
Option and RSU expense	4.5%	0.3%
Other	0.7%	(0.3)%
True-up to prior years return	3.2%	0.2%
Change in valuation allowance	41.8%	9.3%
Effective tax rate	-%	-%

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. For the years ended December 31, 2021, 2020 and 2019, no liability for unrecognized tax benefits was required to be reported.

The Company has provided a full valuation allowance against its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss cannot be sufficiently assured. Management of the Company has evaluated the positive and negative evidence bearing upon the reliability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. During the year ended December 31, 2021 and 2020, the Company increased its valuation allowance by $12,026 and $5,659, respectively.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 19. Income Taxes, continued

As of December 31, 2021, the Company has federal and state net operating loss carryforwards of approximately $122,000 and $69,000, respectively, approximately $31,300 of the federal net operating loss carryforward will expire at various dates commencing on 2029 and through 2037 and $90,700 were generated between the years ended December 31, 2018 and 2021 and have an indefinite life. At December 31, 2021, the Company has federal and state tax credits of approximately $1,452 and $388, respectively. These federal and state tax credits are available to reduce future taxable income and expire at various dates commencing 2026 through 2039. Utilization of the NOLs and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not determined whether an ownership change under section 382 has occurred or whether such limitation exists.

Note 20. Related Party Transactions

Operating lease: In March 2012, the Company entered into a noncancelable lease agreement for office, research and development, and vehicle development and installation facilities with an investor of the Company. On February 28, 2021, the lease term was extended through February 28, 2022. The lease includes a rent escalation clause, and rent expense is being recorded on a straight-line basis. On December 31, 2021, the lease term was extended through August 31, 2022.

Rent expense under the operating lease for the years ended December 31, 2021, 2020 and 2019 was $231, $235 and $235, respectively.

Future minimum lease payments for this lease are as follows:
2022	156
Total	$156

Note 21. Commitments and Contingencies

Sponsorship Commitment: On February 24, 2021, the Company agreed to a sponsorship agreement with several entities related to the UBS Arena, Belmont Park and the NY Islanders Hockey Club. Pursuant to that Agreement, the Company was designated an “Official Electric Transportation Partner of UBS Arena” with various associated marketing and branding rights, including the development of electric vehicle charging stations. Through December 31, 2021, the Company has incurred costs of approximately $700 related to a future opportunities to develop electric vehicle charging stations on the UBS Arena area. The sponsorship agreement has a term of three years with a sponsor fee of approximately $500 per year, of which $250 was paid on June 25, 2021 and the second payment of $250 was accrued on December 31, 2021 and paid on January 14, 2022. One of the directors of XL Fleet is a co-owner of the NY Islanders Hockey Club.

Equipment Purchase: On March 1, 2021, the Company entered into an agreement with Creative Bus Sales, Inc. (“Creative) to purchase six low floor electric transit buses to be delivered in 2022 for a total purchase price of $4,191. In connection with this agreement, on March 2, 2021, the Company made a down-payment of $780. During February 2022, the Company terminated its purchase agreement with Creative received a refund of the down payment of $780.

Purchase Commitments: The Company has entered into firm commitments to purchase batteries and motors from major suppliers. As of December 31, 2021, these purchase obligations consisted an obligation of $2,132 to purchase motors by July 2022 and an open ended commitment of $2,700 to purchase batteries, an obligation of $936 to acquire batteries for hybrid electric vehicle, and an obligation of $748 to buy chip-sensitive items including telematics modules and inverters.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 21. Commitments and Contingencies, continued

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

Beginning on March 8, 2021, two putative securities class action complaints were filed in the federal district court for the Southern District of New York against the Company and certain of its current and former officers and directors. Those cases were consolidated and a lead plaintiff appointed in June 2021, and an amended complaint filed on July 20, 2021 alleging that certain public statements made by the defendants between October 2, 2020 and March 2, 2021 violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company believes that the allegations asserted in the amended complaint are without merit, and the Company intends to vigorously defend the lawsuit. There can be no assurance, however, that the Company will be successful. At this time, the Company is unable to estimate potential losses, if any, related to the lawsuit.

On September 20, 2021, and October 19, 2021, two class action complaints were filed in the Delaware Court of Chancery against certain of the Company’s current officers and directors, and the Company’s sponsor, Pivotal Investment Holdings II LLC. The actions were consolidated as In re XL Fleet (Pivotal) Stockholder Litigation, C.A. No. 2121-0808, and an amended complaint was filed on January 31, 2022. The amended complaint alleges various breaches of fiduciary duty, and aiding and abetting breaches of fiduciary duty, for purported actions relating to the negotiation and approval of the December 21, 2020 merger and organization of legacy XL to become XL Fleet Corp., and purportedly materially misleading statements made in connection with the merger. The Company believes that the allegations in complaint are without merit, and the Company intends to vigorously defend the lawsuit.

On January 6, 2022, the Company received a subpoena from the Securities and Exchange Commission (the “SEC”) requesting the production of certain documents related to, among other things, the Company’s business combination with XL Hybrids, Inc. and the related PIPE financing, the Company’s sales pipeline and revenue projections, purchase orders, suppliers, CARB approvals, fuel economy from our Power Drive products, customer complaints, and disclosures and other matters in connection with the foregoing. The SEC has informed the Company that its current investigation is a fact-finding inquiry. The SEC has also informed the Company that the investigation does not mean that it has concluded that anyone has violated the law, and does not mean that it has a negative opinion of any person, entity or security. We intend to provide the requested information and cooperate fully with the SEC investigation.

Note 22. Leadership Transition

On November 1, 2021, the Company entered into an executive employment agreement with Eric Tech (the “Employment Agreement”), pursuant to which Mr. Tech became the Company’s CEO effective December 1, 2021.

On November 20, 2021, the Company entered into a separation agreement with Dimitri Kazarinoff, the Chief Executive Officer. Mr. Kazarinoff’s employment ended effective December 1, 2021. In connection with the separation agreement, the Company agreed to accelerate the vesting of all outstanding stock options by one year, extend the exercise period of the stock options to two years, and pay twelve months of severance. Due to the modification of his options, the Company recorded the incremental value of $4,372 as an expense during the year ended December 31, 2021.

On January 31, 2022, the Company’s Chief Financial Officer resigned. An interim replacement was named while the Company completes the search for a permanent replacement.

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 23. Net (Loss) Income Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
Numerator:
Net income (loss)	$28,790	$(60,606)	$(14,901)

Denominator:
Weighted average shares basic	138,457,416	84,565,448	79,823,065

Dilutive effect of option, warrants and restricted stock units	10,052,935	-	-

Weighted average shares outstanding, basic and diluted	148,510,351	84,565,448	79,823,065

Net income (loss) per share, basic	$0.21	$(0.72)	$(0.19)

Net income (loss) per share, diluted	$0.19	$(0.72)	$(0.19)

Potential dilutive securities, which include stock options, warrants and restricted stock units have been excluded from the computation of diluted net loss per share for the years ended December 31, 2020 and 2019 as the effect would be to reduce the net loss per share. Therefore, for these periods the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. For the year ended December 31, 2021, certain dilutive securities were excluded from the computation of diluted earnings per share as the effect would have been to increase net earnings per share.

The number of shares underlying outstanding dilutive securities which have been excluded from the computation of diluted net loss per share above, are presented below:

	Years Ended December 31,
	2021	2020	2019
Stock options	361,292	10,975,222	10,087,294
Private Warrants	4,233,333	11,900,000	-
XL Legacy Warrants	-	249,117	5,849,164
Total	4,594,625	23,124,339	15,936,458

XL Fleet Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021, 2020 and 2019

(Amounts in thousands, except share and per share data)

Note 24. Retirement Plan

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

Note 25. Subsequent Event

Management has reviewed material events subsequent of the period ended December 31, 2021 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

In February 2022, the Company eliminated 51 positions as part of a strategic realignment to narrow its focus and reduce some aspects of the Company’s hybrid offerings. In connection with the elimination of these positions, the Company incurred severance charges totaling $1,251.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Management excluded its wholly-owned subsidiary, World Energy Efficiency Services, LLC from its assessment of internal control over financial reporting as of December 31, 2021 because this entity was acquired by the Company in purchase business combination during 2021.

Based on this evaluation, including the presence of material weaknesses as discussed below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2021.

Notwithstanding the identified material weaknesses, management believes that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods present in accordance with U.S. GAAP.

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Material Weaknesses in Internal Control over Financial Reporting

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

In the course of preparing the financial statements for the year ended December 31, 2021, we identified separate material weaknesses in internal control over financial reporting, which relates to the ineffective design and implementation of Information Technology General Controls (“ITGC”) combined with the lack of properly designed management review controls to compensate for these deficiencies. The Company’s ITGC deficiencies included improperly designed controls pertaining to user access rights and segregation of duties over systems that are critical to the Company’s system of financial reporting. The Company’s management review controls include the review and approval of journal entries, account reconciliations, accounting estimates, and other technical accounting matters. The Company did not maintain sufficient evidence of certain of these review control activities. The ITGC deficiencies, combined with a lack of properly designed and implemented management review controls to compensate for these deficiencies, represent material weaknesses in the Company’s internal control over financial reporting as there is a reasonable possibility that a material misstatement with respect to the Company’s significant accounts and disclosures will not be prevented or detected on a timely basis.

Remediation Plan

Our management is in the process of developing a remediation plan. As of December 31, 2020, we had identified material weaknesses in internal control over financial reporting that related to the accounting for equity instruments, insufficient technical accounting resources and lack of segregation of duties. During 2021, we took steps to remediate these weaknesses through, among other things, (1) the hiring of a Chief Financial Officer; (2) the hiring of a Certified Public Accountant as the controller who had experience with public company reporting and technical accounting; (3) the hiring of a Senior Director of SOX Compliance with experience in internal control environments and design; (4) hiring third party professionals to perform a comprehensive assessment of the Company’s internal controls, including design and gap assessments; and (5) the hiring of additional finance personnel to enable processes with appropriate segregation of duties.

The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate.

While we believe that these efforts will improve our internal controls over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.

We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate these material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

XL Fleet Corp. and Subsidiaries

Adverse Opinion on Internal Control over Financial Reporting

We have audited XL Fleet Corp. and Subsidiaries’ (the "Company") internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in “Management's Annual Report on Internal Control Over Financial Reporting”:

The Company has not established an effective control environment due to the ineffective design and implementation of Information Technology General Controls (“ITGC”) and management review controls. The Company’s ITGC deficiencies included improperly designed controls pertaining to user access rights and segregation of duties over systems that are critical to the Company’s system of financial reporting. The Company’s management review controls include the review and approval of journal entries, account reconciliations, accounting estimates, and other technical accounting matters. The Company did not maintain sufficient evidence of these review control activities. The ITGC deficiencies, combined with a lack of properly designed management review controls to compensate for these deficiencies, represent a material weakness in the Company’s internal control over financial reporting as there is a reasonable possibility that a material misstatement with respect to the Company’s significant accounts and disclosures will not be prevented or detected on a timely basis.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2021 consolidated financial statements, and this report does not affect our report dated March 1, 2022 on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2021 and 2020and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022 of the Company and our report dated March 1, 2022 expressed an unqualified opinion on those financial statements.

Explanatory Paragraph – Excluded Subsidiary

As described in “Management Annual Report on Internal Control Over Financial Reporting,” management has excluded its wholly owned subsidiary, World Energy Efficiency Services, LLC, from its assessment of internal control over financial reporting as of December 31, 2021 because this entity was acquired by the Company in purchase business combinations during 2021. We have also excluded World Energy Efficiency Services, LLC from our audit of internal control over financial reporting. This subsidiary’s total assets and total revenues represent approximately 1% and 82%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Annual Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

Marcum llp

Melville, NY

March 1, 2022

Changes in Internal Control over Financial Reporting

As discussed above, we are implementing certain measures to remediate the material weakness identified in the design and operation of our internal control over financial reporting. Other than those measures, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information required by this Item will be set forth in the section headed “Directors, Executive Officers and Corporate Governance” in our Proxy Statement and is incorporated in this report by reference.

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

1. The following financial statements of XL Fleet Corp. and Report of Marcum LLP, Independent Registered Public Accounting Firm, are included in this report:

2. List of financial statement schedules:

All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits.

Exhibit No.	Description	Included	Form	Filing Date
2.1*+	Agreement and Plan of Reorganization, dated as of September 17, 2020, by and among Pivotal Investment Corporation II, PIC II Merger Sub Corp. and XL Hybrids, Inc.	By Reference	S-4/A	December 4, 2020
3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	8-K	December 23, 2020
3.2	Amended and Restated Bylaws.	By Reference	8-K	December 23, 2020
4.1	Specimen Common Stock Certificate.	By Reference	8-K	December 23, 2020
4.2	Specimen Warrant Certificate.	By Reference	8-K	December 23, 2020
4.3	Warrant Agreement, dated as of July 11, 2019, between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	8-K	July 16, 2019
4.4	Warrant Agreement, dated as of September 29, 2017, between XL Hybrids, Inc. and MOTIV Partners LLC.	By Reference	10-K	March 31, 2021
4.5	Amendment to Warrant Agreement, dated as of December 15, 2020, between XL Hybrids, Inc. and MOTIV Partners LLC.	By Reference	10-K	March 31, 2021
4.6	Description of Registered Securities	By Reference	10-K	March 31, 2021
10.1†	Supply Agreement, dated as of July 19, 2019, by and between XL Hybrids, Inc. and Parker-Hannifin Corporation.	By Reference	S-4/A	November 10, 2020
10.2#	XL Hybrids, Inc. 2010 Equity Incentive Plan, including form of stock option agreement and form of restricted stock agreement.	By Reference	S-4	October 2, 2020
10.3	Form of Subscription Agreement.	By Reference	8-K	September 18, 2020
10.4	Registration Rights Agreement.	By Reference	S-4	October 2, 2020
10.5	Lock-Up Agreement.	By Reference	S-4	October 2, 2020
10.6	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.	By Reference	S-1	June 13, 2019
10.7	XL Fleet Corp. 2020 Equity Incentive Plan.	By Reference	10-K	March 31, 2021
10.8	XL Fleet Corp. 2020 Equity Incentive Plan Form of Stock Option Agreement.	By Reference	8-K	December 23, 2020

Exhibit No.	Description	Included	Form	Filing Date
10.9	XL Fleet Corp. 2020 Equity Incentive Plan Form of Restricted Stock Unit Agreement.	By Reference	8-K	December 23, 2020
10.10	Form of Indemnification Agreement between the Registrant and each officer and director.	By Reference	8-K	December 23, 2020
10.11	Executive Employment Agreement dated as of November 1, 2021, by and between XL Fleet Corp. and Eric Tech	By Reference	8-K	November 1, 2021
10.12	Employment Agreement for James Berklas, dated November 4, 2021	By Reference	8-K	November 10, 2021
14	Amended and Restated Corporate Code of Conduct and Ethics and Whistleblower Policy.	By Reference	8-K	December 23, 2020
21	Subsidiaries of the Registrant.	By Reference	8-K	December 23, 2020
23.1*	Consent of Marcum LLP, independent registered public accounting firm	Herewith
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32.1^*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
32.2^*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
101.INS*	XBRL Instance Document	Herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Herewith
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Herewith
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Herewith
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Herewith
104	Cover Page Interactive Data File	Herewith

*	Filed herewith

*+	Schedule and exhibits to this exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

†	Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

#	Indicates management contract or compensatory plan or arrangement.

^	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary.

Not applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

XL FLEET CORP.

Date: March 1, 2022	By:	/s/ Eric Tech
	Name:	Eric Tech
	Title:	Chief Executive Officer
(Principal Executive Officer)

XL FLEET CORP.

Date: March 1, 2022	By:	/s/ Chris Goldner
	Name:	Chris Goldner
	Title:	Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Person	Capacity	Date

/s/ Eric Tech	Director and Chief Executive Officer	March 1, 2022
Eric Tech	(Principal Executive Officer)

/s/ Chris Goldner	Interim Chief Financial Officer	March 1, 2022
Chris Goldner	(Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas J. Hynes, III	President and Director	March 1, 2022
Thomas J. Hynes, III

/s/ Debora M. Frodl	Director and Chair of the Board	March 1, 2022
Debora M. Frodl

/s/ Kevin Griffin	Director	March 1, 2022
Kevin Griffin

/s/ Christopher Hayes	Director	March 1, 2022
Christopher Hayes

/s/ Jonathan J. Ledecky	Director	March 1, 2022
Jonathan J. Ledecky

/s/ Niharika Ramdev	Director	March 1, 2022
Niharika Ramdev

/s/ Sarah Sclarsic	Director	March 1, 2022
Sarah Sclarsic