Form 10-Q
period 2022-03-31
XL Fleet Corp.
filed 2022-05-10
CIK 1772720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

As of May 5, 2022, 142,111,298 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our financial and business performance, including financial projections and business metrics;

●	our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;

●	the implementation, market acceptance and success of our business model;

●	our ability to scale in a cost-effective manner;

●	developments and projections relating to our competition and industry;

●	the impact of health epidemics, including the novel coronavirus (“COVID-19”) pandemic, on our business and supply chain and the actions we may take in response thereto;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	our business, expansion plans and opportunities;

●	the outcome of any known and unknown litigation and regulatory proceedings;

ii

●	the impact of Russia’s invasion of Ukraine and resulting international political crisis could have significant negative consequences on our business and customers;

●	change in warranty obligations;

●	changes in availability and prices of raw material including inflationary pressures and supply chain challenges, which could be aggravated by political or global unrest;

●	our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 202 including with respect to acquired businesses;

●	environmental risks, including increasing environmental legislation and the impacts of climate change around the world; and

●	more regulations related to environmental, social and corporate governance (ESG) have become more stringent over time and resulted in additional costs or exposure to additional risks.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are more fully described in Part II, Item 1A under the heading “Risk Factors.” and elsewhere in this Quarterly Report on Form 10-Q and the risk factors set forth in Part I, Item 1A Risk Factors, within our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2022. These factors are not exhaustive. Other sections of this Quarterly Report on Form 10-Q, such as our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 describe additional factors that could adversely affect the business, financial condition or results of operations of the Company and its consolidated subsidiaries. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward- looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

iii

Part I - Financial Information

Item 1. Financial Statements

XL Fleet Corp.

Unaudited Condensed Consolidated Balance Sheets

March 31, 2022 and December 31, 2021

	March 31,	December 31,
(In thousands, except share and per share amounts)	2022	2021
		(audited)

Assets
Current assets:
Cash and cash equivalents	$333,461	$351,676
Restricted cash	150	150
Accounts receivable, net	7,508	6,477
Inventory, net	14,115	15,262
Prepaid expenses and other current assets	1,992	1,040
Total current assets	357,226	374,605
Property and equipment, net	2,425	3,495
Intangible assets, net	1,637	1,863
Right-of-use asset	4,194	4,564
Goodwill	-	8,606
Other assets	115	88
Total assets	$365,597	$393,221
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$67	$78
Accounts payable	2,689	3,799
Lease liability, current	1,092	900
Accrued expenses and other current liabilities	8,143	11,856
Total current liabilities	11,991	16,633
Long-term debt, net of current portion	9	21
Deferred revenue	864	691
Lease liability, non-current	3,169	3,599
Warrant liabilities	2,687	5,405
Contingent consideration	319	541
New market tax credit obligation(1)	-	4,521
Total liabilities	19,039	31,411

Commitments and contingencies (Note 14)

Stockholders’ equity
Common stock, $0.0001 par value; 350,000,000 shares authorized at
March 31, 2022 and December 31, 2021; 141,955,196 and 140,540,671 issued
and outstanding at March 31, 2022 and December 31, 2021, respectively.	14	14
Additional paid-in capital	462,032	461,207
Accumulated deficit	(115,488)	(99,411)
Total stockholders’ equity	346,558	361,810
Total liabilities and stockholders’ equity	$365,597	$393,221

(1)	Held by variable interest entity that was liquidated in February 2022

See notes to unaudited condensed consolidated financial statements.

XL Fleet Corp.

Unaudited Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
(In thousands, except per share and share amounts)	2022	2021
Revenues	$4,763	$675
Cost of revenues	5,196	1,391
Gross loss	(433)	(716)
Operating expenses:
Research and development	2,989	1,412
Selling, general, and administrative expenses	11,658	7,958
Impairment of goodwill	8,606	-
Loss from operations	(23,686)	(10,086)
Other (income) expense:
Interest expense, net	12	11
Gain on extinguishment of debt	(4,527)	-
Gain on asset disposal	(9)	-
Change in fair value of obligation to issue shares of common stock	(361)	-
Change in fair value of warrant liability	(2,717)	(72,005)
Other income	(7)	(6)
Net (loss) income	$(16,077)	$61,914
Net (loss) income per share, basic	$(0.11)	$0.46
Net (loss) income per share, diluted	$(0.11)	$0.42
Weighted-average shares outstanding, basic	141,274,249	135,575,145
Weighted-average shares outstanding, diluted	141,274,249	148,571,379

See notes to unaudited condensed consolidated financial statements.

XL Fleet Corp.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2022 and 2021

	For the Three Months Ended March 31, 2022
			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
(In thousands, except share amounts)	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2021	140,540,671	$14	$461,207	$(99,411)	$361,810
Exercise of stock options	1,312,320	-	258	-	258
Issuance of restricted stock	2,205	-	-	-	-
Issuance of shares as contingent consideration relating to Quantum business acquisition	100,000	-	186	-	186
Stock-based compensation expense	-	-	381	-	381
Net Loss	-	-	-	(16,077)	(16,077)

Balance at March 31, 2022	141,955,196	$14	$462,032	$(115,488)	$346,558

	For the Three Months Ended March 31, 2021
			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2020	131,365,254	$13	$317,084	$(128,201)	$188,896
Exercise of warrants	233,555	-	-	-	-
Exercise of Public warrants	7,441,020	1	85,554	-	85,555
Settlement of warrant liability upon exercise of warrants	-	-	47,162	-	47,162
Settlement of warrant liability upon call of warrants	-	-	591	-	591
Proceeds from PIC shares recapitalization	-	-	75	-	75
Exercise of stock options	65,875	-	16	-	16
Stock-based compensation expense	-	-	442	-	442
Net Income	-	-	-	61,914	61,914

Balance at March 31, 2021	139,105,704	$14	$450,924	$(66,287)	$384,651

See notes to unaudited condensed consolidated financial statements.

XL Fleet Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
(In thousands)	2022	2021
Operating activities:
Net (loss) income	$(16,077)	$61,914
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Changes in fair value of warrant liabilities	(2,717)	(72,005)
Stock-based compensation	381	442
Gain on extinguishment of debt	(4,527)	-
Bad debt expense	10	144
Depreciation and amortization expense	556	219
Impairment of goodwill	8,606	-
Contingent consideration	-	14
Change in fair value of obligation to issue shares of common stock	(361)	-
Gain on asset disposal	(10)	-
Change in operating right-of-use assets	129	9
Interest on finance leases	10	3
Debt discount	-	16
Changes in operating assets and liabilities:
Accounts receivable, net	(1,041)	2,843
Inventory, net	1,147	(3,622)
Prepaid expenses and other current assets	(952)	21
Other assets	(27)	(12)
Accounts payable	(1,110)	(1,309)
Accrued expenses and other current liabilities	(3,286)	1,361
Deferred revenue	173	-
Net cash used in operating activities	(19,096)	(9,962)
Investing activities:
Return of deposit	780	-
Purchases of property and equipment	(26)	(1,104)
Net cash provided by (used in) investing activities	754	(1,104)
Financing activities:
Repayments of debt	(23)	(40)
Repayments under financing leases	(108)	(49)
Proceeds from recapitalization of PIC shares	-	75
Proceeds from exercise of stock options	258	16
Proceeds from exercise of Public Warrants	-	85,555
Net cash provided by financing activities	127	85,557
Net (decrease) increase in cash and cash equivalents and restricted cash:	(18,215)	74,491
Cash and cash equivalents and restricted cash, beginning of period	351,826	329,791
Cash and cash equivalents, and restricted cash at end of period	$333,611	$404,282
Supplemental disclosure of cash flow information:
Cash paid for interest	$18	$3
Supplemental disclosures of noncash investing and financing information:
Settlement of contingent consideration through issuance of shares	$186	-
Settlement of warrant liability upon exercise of Public Warrants	$-	$47,162
Settlement of warrant liability upon call of warrants	$-	$591
Equipment financing	$-	$271

See notes to unaudited condensed consolidated financial statements.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 1. Organization and Description of Business

Description of Business: XL Fleet Corp. and its subsidiaries (“XL Fleet” or the “Company”) is a provider of fleet electrification solutions for commercial vehicles in North America, offering solutions for vehicle electrification (“Drivetrain”) and energy efficiency infrastructure solutions (“XL Grid”).

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

The Company has experienced, and may experience in the future, reduced operations and production line shutdowns at vehicle OEMs due to COVID-19, limitations on travel by the Company’s personnel and personnel of the Company’s customers, and future delays or shutdowns of vehicle OEMs or the Company’s suppliers.

The COVID-19 pandemic and the protocols and procedures the Company has implemented in response to the pandemic have caused some delays in operational activities. The full impact of the COVID-19 pandemic on its business and results of operations subsequent to March 31, 2022 will depend on future developments, such as the ultimate duration and scope of the outbreak and its impact on its operations and impact on its customers and industry partners.

Note 2. Summary of Significant Accounting Policies

Basis of consolidated financial statement presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries and variable interest entities, for which the Company was the primary beneficiary. The Company reports its consolidated financial information under two operating reportable segments: (i) Drivetrain and (ii) XL Grid. All significant intercompany transactions have been eliminated in consolidation.

Use of estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of expenses during the reporting period. The Company’s most significant estimates and judgments involve inventory reserves, deferred income taxes, warranty reserves, valuation of share-based compensation, the valuation of warrant liability, and the valuation of business combinations, including the fair values and useful lives of acquired assets and assumed liabilities and the fair value of purchase consideration. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.

Concentration of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and trade receivables. At times, such cash may be in excess of the FDIC limit. At March 31, 2022 and December 31, 2021, the Company had cash deposited in a financial institution in excess of the $250 federally insured limit. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

With respect to trade receivables, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited. As of March 31, 2022, two customers accounted for approximately 38% and 37% of accounts receivable, net. As of December 31, 2021, two customers accounted for approximately 74% and 11% of accounts receivable, net.

For the three months ended March 31, 2022 and March 31, 2021, two customers and three customers accounted for approximately 88% and 79% of revenues, respectively.

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

Restricted cash: Restricted cash held at March 31, 2022 and December 31, 2021, consists of $150 for a bank deposit required for a letter of credit which is reserved for the Company’s California lease.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies, continued

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets to the total amount shown in the condensed consolidated statements of cash flows:

	As of
	March 31, 2022	December 31, 2021
Cash and cash equivalents	$333,461	$351,676
Restricted cash	150	150
Total cash, cash equivalents, and restricted cash	$333,611	$351,826

Accounts receivable, net: Accounts receivable are stated at the gross invoice amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is maintained at a level considered adequate to provide for potential account losses on the balance based on management’s evaluation of the anticipated impact of current economic conditions, changes in the character and size of the balance, past and expected future loss experience, among other pertinent factors. As of March 31, 2022 and December 31, 2021, the Company’s allowance for doubtful accounts was $158 and $148 respectively.

Inventory, net: Inventory is comprised of raw materials, work in process and finished goods. Inventory is stated at the lower of cost or net realizable value. Cost of raw material inventories include the purchase and related costs incurred in bringing the products to their present location and condition. The Company uses consistent methodologies to evaluate inventory for net realizable value and periodically reviews inventories for obsolescence and any inventories identified as slow moving or obsolete are initially reserved for and then written-off. As of March 31, 2022 and December 31, 2021, the Company’s inventory reserve for obsolescence was $4,349 and $2,863, respectively. The increase in the inventory reserve at March 31, 2022 reflects the restructuring undertaken and the related products that were eliminated.

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

Depreciation expense for the three months ended March 31, 2022 and 2021 was $218 and $103, respectively.

Intangible assets, net: Intangible assets are initially recorded at fair value and stated net of accumulated amortization and impairments. The Company amortizes its intangible assets that have finite lives using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized. Amortization is recorded over the estimated useful lives, which for developed technology is 4 years. The Company evaluates the recoverability of its definite lived intangible assets whenever events or changes in circumstances or business conditions indicate that the carrying value of these assets may not be recoverable based on expectations of future undiscounted cash flows for each asset group. If the carrying value of an asset or asset group exceeds its undiscounted cash flows, the Company estimates the fair value of the assets, generally utilizing a discounted cash flow analysis based on the present value of estimated future cash flows to be generated by the assets using a risk-adjusted discount rate. To estimate the fair value of the assets, the Company uses market participant assumptions pursuant to ASC 820, Fair Value Measurement.

Amortization expense for the three months ended March 31, 2022 and 2021 was $226 and $116, respectively.

Fair value measurements: The Company follows the guidance in ASC Topic 820, Fair Value Measurement, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

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

See Note 10 for additional information on assets and liabilities measured at fair value.

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

Impairment of long-lived assets: The Company reviews long-lived assets, including property and equipment and, intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analysis in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets, which requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value. As of March 31, 2022, the Company noted indicators that the carrying amount of its long-lived assets may not be recoverable. These indicators included significant operating losses and reduced market capitalization of the Company due to a decline in its stock price. The Company performed a test for impairment using estimated cash flows and determined that no impairment had occurred.

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

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

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

In the first quarter of 2022, the Company believed there were indicators that the carrying amount of its goodwill may be impaired due to a decline in the Company’s stock price and market capitalization. As a result, the Company performed an assessment of its goodwill for impairment. The Company elected to forego the qualitative test and proceeded to perform a quantitative test. The Company compared the book value of its single reporting unit to the fair value of its public float. The market capitalization was below the fair value of the Company by an amount in excess of its reported value of goodwill. As a result, the Company recorded a charge of $8,606 to fully impair its goodwill.

Revenue: The Company’s revenue is derived from the sales of hybrid electric powertrain systems, the Drivetrain business, and turnkey energy efficiency, renewable technology, and other energy solutions (the Company’s “XL Grid” business). The Drivetrain products are marketed and sold to end-user fleet customers and channel partners in the United States and Canada. The Company’s XL Grid solutions are marketed and sold to municipalities, corporations and other businesses and principally funded through energy incentives provided through public and private utilities. The XL Grid business primarily consists of the operations acquired through the May 2021 World Energy acquisition. Sales of products and services are subject to economic conditions and may fluctuate based on changes in the industry, trade policies, financial markets, and funded energy incentives.

Revenue is recognized upon transfer of control to the customer, which occurs when the Company has a present right to payment, legal title has passed to the customer, the customer has the significant risks and rewards of ownership, and where acceptance is not a formality, the customer has accepted the product or service.

For the Drivetrain products, in general, transfer of control is upon shipment of the equipment as the terms are FOB shipping point or equivalent, as the Company has no other promised goods or services in its contracts with customers. In limited instances, the Company provides installation services to end-user fleet customers related to the purchased hybrid electric powertrain equipment. When provided, these installation services are not distinct within the context of the contract due to the fact that the end-use fleet customer is purchasing a completed modification to its vehicles and therefore, the installation services involve significant integration to integrate the hybrid electric powertrain equipment with the customer’s vehicle. As a result, the hybrid electric powertrain equipment and installation services represent a single performance obligation within these contracts with customers. The Company recognizes the revenue for the equipment sale and installation service for Drivetrain products at the same time, which is after the installation is complete. The Company has elected to treat shipping and handling activities related to contracts with channel partner customers for Drivetrain products as costs to fulfill the promise to transfer the associated equipment and not as a separate performance obligation.

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

For both Drivetrain and XL Grid solutions, when the Company’s contracts with customers contain multiple performance obligations, which is infrequent, the contract transaction price is allocated on a relative standalone selling price (SSP) basis to each performance obligation. The Company determines SSP based on observable selling prices for the sale of its systems. For extended warranties, the Company determines SSP based on expected cost plus margin. The Company establishes the margin based on review of market conditions and margins obtained by market participants for similar services. Any allocation of the transaction price required is determined at the contracts’ inception.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Payment terms on invoices generally range from 30 to 60 days. The Company excludes from revenue any sales tax and other government-assessed and imposed taxes on revenue generating activities that are invoiced to customers.

The Company has elected to apply the practical expedient to expense costs to obtain contracts, which principally relate to sales commissions, at the time the liability is incurred when the expected amortization period is one year or less.

Warranties: Customers who purchase Drivetrain products are provided limited-assurance-type warranties for equipment and work performed under the contracts. The warranty period typically extends for 3 years following transfer of control of the equipment. The warranties solely relate to correction of product defects during the warranty period, which is consistent with similar warranties offered by competitors. Therefore, the Company has determined that these warranties are outside the scope of ASC 606 and will continue to be accounted for under ASC 460, Guarantees. At the time of purchase of the equipment, customers may purchase from the Company an extended warranty for its equipment. The extended warranty commences upon the end of the assurance-based warranty period and is considered a separate performance obligation that represents a stand-ready obligation to perform warranty services after the assurance-type warranty expires. The transaction price allocated to the extended warranty is recognized ratably over the extended warranty period.

Customers of XL Grid solutions are provided limited-assurance-type warranties for a term of one year for installation work performed under its contracts. Warranties for equipment sold to customers are provided by the original equipment manufacturers.

For both Drivetrain and XL Grid solutions, the Company accrues the estimated cost of product warranties for unclaimed charges based on historical experiences and expected results. Should product failure rates and material usage costs differ from these estimated revisions to the estimated warranty liability are required. The Company periodically assesses the adequacy of its recorded product warranty liabilities and adjusts the balances as required. Warranty expense is recorded as a component of cost of product revenue in the statements of operations.

The following is a roll-forward of the Company’s accrued warranty liability:

	Three Months Ended March 31,
	2022	2021
Balance at the beginning of the period	$2,547	$1,735
Accrual for warranties issued	28	44
Warranty fulfillment charges	(172)	(82)
Balance at the end of the period	$2,403	$1,697

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

Stock Options

The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based awards and recognizes the compensation cost on a straight line basis over the requisite service period of the awards for employees, which is typically the four-year vesting period of the award, and effective contract period specified in the award agreement for non-employees.

The fair value of common stock is determined based on the closing price of the Company’s common stock on the New York Stock Exchange at each award grant date.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The fair value of stock options issued for the three months ended March 31, 2022 and 2021 was measured with the following assumptions:

	Three Months Ended March 31
	2022	2021
Expected volatility	86.0 – 86.4%	78.1 – 79.9%
Expected term (in years)	6.25	6.25
Risk-free interest rate	1.4 – 1.7%	0.4 – 0.5%
Expected dividend yield	0.0%	0.0%

Restricted Stock Units

Restricted stock units generally vest over the requisite service periods (vesting on a straight–line basis). The fair value of a restricted stock unit award is equal to the fair market value of a share of the Company’s Common stock on the grant date. The Company accounts for the forfeiture of equity awards as they occur.

Warrant Liabilities: The Company evaluated the Private Warrants (“Private Warrants”) in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, and concluded that a provision in the Warrant Agreement related to such warrants (“Warrant Agreement”) related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants met the definition of a derivative as contemplated in ASC 815, the Warrants were initially recorded at fair value as derivative liabilities on the Unaudited Condensed Consolidated Balance Sheets and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Unaudited Condensed Consolidated Statement of Operations in the period of change.

Segment Reporting: ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments, and major customers in its condensed consolidated financial statements. In the first quarter of 2022, the Company’s Chief Executive Officer, as the chief operating decision maker (“CODM”), reorganized the Company, for the management of resource allocations and measurement of performance, into two operating and reportable segments: (i) Drivetrain and (ii) XL Grid.

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

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies, continued

Recent accounting pronouncements issued and adopted:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, (ASU 2016-13”)which, together with subsequent amendments, amends the requirement on the measurement and recognition of expected credit losses for financial assets held to replace the incurred loss model for financial assets measured at amortized cost and require entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for the Company beginning January 1, 2023. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU clarifies the accounting for modifications or exchanges of freestanding equity-classified written call options (i.e. warrants) so that the transaction should be treated as an exchange of the original instrument for a new instrument. This standard is effective for the Company beginning January 1, 2022. The adoption of this update did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Note 3. Business Combination

World Energy

On May 17, 2021, the Company acquired all of the issued and outstanding membership interests of World Energy, a privately-held, Massachusetts-based entity, and retained its principals and all of its employees. World Energy is a direct-install energy efficiency services company (“ESCO”), serving commercial, industrial and institutional customers as well as offering solar and electric vehicle charging solutions. World Energy enables utilities to meet their energy savings mandates by developing and executing energy efficiency projects. The acquisition of World Energy expanded the Company’s ability to deliver a comprehensive suite of energy savings services that enhances XL Grid’s solutions portfolio to include commercial and industrial EV charging, solar, and energy management services.

In March 2022, pursuant to the definitive acquisition agreement, the Company paid contingent consideration of $1,000 to the sellers pursuant to World Energy’s achievement, for the calendar year 2021, of minimum annual revenues of $19,500.

The following unaudited pro forma financial information presents the combined results of the operations of XL Fleet and World Energy as if the acquisition of World Energy had occurred as of January 1, 2021. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations actually would have been had the acquisition been completed on January 1, 2021. This unaudited pro forma financial information does not purport to project the future results of operations of the combined Company.

Since the acquisition occurred on May 17, 2021, the results of the acquisition are fully incorporated into the condensed consolidated financial information for the three months ended March 31, 2022. The following table presents the Company’s pro forma combined results of operations of XL Fleet and World Energy for the three months ended March 31, 2021 as if the acquisition of World Energy had occurred as of January 1, 2021:

2021
Revenues	$5,615
Net income	$62,812
Per share amounts: Net income per share – basic	$0.46
Net income per share - diluted	$0.42

The above pro forma information includes a pro forma adjustment to eliminate interest expense associated with debt that was repaid in the acquisition of World Energy of $21 for the three months ended March 31, 2021.

Note 4. Settlement of Contingent Consideration Quantum

On October 4, 2019, pursuant to the terms of an asset purchase agreement, the Company acquired certain assets of Quantum Fuel Systems, LLC (“Quantum”) The purchase consideration included deferred payments or share issuances upon certain milestones being met.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 4. Settlement of Contingent Consideration Quantum, continued

During the three months ended March 31, 2022, the remaining final payments were made to the sellers of Quantum as follows pursuant to the asset purchase agreement:

●	Second milestone event which was met upon the achievement of certain product development criteria as outlined in the asset purchase agreement. In connection with having achieved the second milestone, in February 2022 the Company paid cash consideration of $475 and issued 50,000 shares of the Company’s common stock.

●	Third milestone event which was met upon the successful demonstration of a prototype as outlined in the asset purchase agreement. In connection with having achieved the third milestone, in February 2022 the Company paid cash consideration of $475 and issued 50,000 shares of the Company’s common stock.

Note 5. Revenue

The following table represents the Company’s revenues for the three months ended March 31, 2022 and 2021, respectively, disaggregated, by sales channel.

Disaggregation of revenue:

	Three Months Ended March 31
	2022	2021

Revenue from the sale of Drivetrain systems:
Revenue direct to customers	$548	$111
Revenue through channel partners	50	564

Revenue from the sale of XL Grid solutions – which are sold direct to customers	4,165	-
Total revenue	$4,763	$675

Remaining performance obligations: At March 31, 2022 and December 31, 2021, there was approximately $233 and $237 in deferred revenue related to unsatisfied extended warranty performance obligations, respectively. During the three months ended March 31, 2022, the Company recognized revenue of $4 from the December 31, 2021 deferred revenue balance.

Contract Balances: The timing of revenue recognition, billings and cash collections results in billed trade accounts receivable, and deferred revenue (contract liabilities) on the unaudited Condensed Consolidated Balance Sheets. In addition, the Company defers certain costs incurred to obtain a contract (contract costs).

Costs to obtain a contract: Sales commissions paid to internal sales personnel, as well as associated payroll taxes and retirement plan contributions (together, sales commissions and associated costs) that are incremental to the acquisition of customer contracts, are capitalized as contract acquisition cost on the balance sheet when the period of benefit is determined to be greater than one year. In instances where an extended warranty is sold, the period of benefit would extend beyond 12 months and therefore, the practical expedient would not be met for those contracts and require capitalization of the related costs to obtain those contracts. The Company has elected to allocate the capitalized commissions to performance obligations on a relative basis (i.e., in proportion to the transaction price allocated to each performance obligation) to determine the period of amortization. As a result, substantially all of the commission is allocated to the combined equipment and installation performance obligation and is amortized upon transfer of control of this performance obligation, which typically occurs in the same period in which commission liability is incurred. Total commission expense recognized during the three months ended March 31, 2022 and 2021 was $278 and $256, respectively. There were no capitalized commissions as of March 31, 2022 and December 31, 2021.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 6. Purchase of Convertible Note

On July 15, 2021, XL Fleet made an investment of $3,000 into eNow, a developer of solar and battery power systems that is developing fully-electric transport refrigeration units (“eTRUs”) for commercial trailers. In exchange for the investment, eNow issued to the Company a convertible debenture (the “eNow Convertible Note”) dated July 15, 2021 (the “Issuance Date”) in the original principal amount of $3,000, at the rate of 8% per annum and due on December 31, 2022. The investment was classified as an available-for-sale security. After reviewing the status of eNow’s financial condition on December 31, 2021, the Company determined that the investment in the eNow Convertible Note was fully impaired and as such, on such date, recorded an impairment charge of $3,000. Under certain circumstances, the eNow Convertible Note could be converted into Series B preferred stock.

In addition to the terms described above, on July 15, 2021 (“Effective Date”), XL Fleet entered into a Development and Supply Agreement (the “Development and Supply Agreement”) with eNow, whereby XL Fleet was made the exclusive provider of high voltage batteries and associated power systems for use in eNow eTRUs. The Company considered the existence of adverse conditions regarding the global supply chain crisis (electronic hardware, lithium ion cells and batteries) that causes further impediments to eNow being able to execute on its business plan. XL Fleet evaluated the supply chain issues, specifically the lack of availability of batteries from third party suppliers. During the three months ended December 31, 2021, the supply chain issues worsened, and in particular the lack of availability of batteries from third party suppliers. These worsened conditions, in the Company’s opinion, negatively impacted eNow’s prospects and financial condition. In January 2022, due to the ongoing supply chain issues, the Company notified eNow of its intention to terminate the Development and Supply Agreement (See Note 10).

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022	December 31, 2021
Accrued warranty costs	$2,403	$2,547
Accrued compensation and related benefits	2,160	2,254
Contingent purchase price consideration – Quantum	-	1,950
Deferred purchase price consideration – World Energy	234	278
Accreted contingent compensation to sellers – World Energy	-	1,000
Professional fees	1,066	949
Accrued settlements	494	494
Accrued expenses, other	1,786	2,384
	$8,143	$11,856

Note 8. New Markets Tax Credit Financing

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

The Investment Funds then contributed the loan proceeds to a CDE, which, in turn, loaned combined funds of $15,000, net of debt issuance costs of $546, to XL Hybrid Quincy, LLC, a wholly-owned subsidiary of the Company, at an interest rate of 1.15% per year with a maturity date of March 4, 2045. These loans were secured by the leasehold improvements and equipment at the facility in Quincy, Illinois. Repayment of the loans would have commenced March 10, 2025. The proceeds from the loans from the CDE were used to partially fund the build-out of the facility in Quincy, Illinois.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 8. New Markets Tax Credit Financing, continued

The transaction included a put/call feature whereby, at the end of the seven-year NMTC compliance period, the Company may have been obligated or entitled to repurchase U.S. Bank’s equity interest in the Investment Funds. U.S Bank exercised the put option in January 2022 the end of the recapture period. The value attributable to the put/call was nominal.

The Company had determined that the financing arrangement with the Investment Fund and CDEs contained a variable interest entity (“VIE”). As such, the Company concluded that it was the primary beneficiary of the VIE and consolidated the Investment Fund, as a VIE, in accordance with the accounting standards for consolidation. Because the Company consolidated an entity from which it has an approximately $10,500 loan receivable and consolidated an entity to which it owes an approximately $15,000 loan payable through December 31, 2021, these two balances partially eliminated against each other in consolidation. The VIE was terminated upon the exercise of the put option.

During the three months ended March 31, 2022 and 2021, the Company amortized debt issuance costs related to the NMTC of $0 and $78, respectively. The unamortized balance of debt issuance costs as of March 31, 2022 and December 31, 2021 was $0 and $20, respectively.

On January 14, 2022, the NMTC financing arrangement was terminated and settled, with the note receivable of $15,000 (owed by XL Hybrid Quincy) being transferred to XL Hybrids LL in payment of the $10,500 note receivable. Both notes were retired resulting in the recognition of a gain on forgiveness of debt, net of unamortized debt issuance costs, of $4,527 for the three months ended March 31, 2022.

Note 9. ROU Assets and Lease Liabilities

The Company’s ROU assets and lease liabilities are comprised of the following:

	As of
	March 31,	December 31,
	2022	2021
Operating leases:
Right-of-use assets	$3,185	$3,443
Lease liability, current	427	451
Lease liability, non-current	2,943	3,056
Finance leases:
Right-of-use assets	1,008	1,121
Lease liability, current	666	449
Lease liability, non-current	226	543

Other information related to leases is presented below:

	For the Three Months Ending March 31,
	2022	2021
Other information:
Operating lease cost	$227	$179

	For the Three Months Ending March 31,
	2022	2021
Operating cash flows from operating leases	$240	$141
Weighted-average remaining lease term – operating leases (in months)	81.1	92.2
Weighted-average discount rate – operating leases	9.7%	9.6%

As of March 31, 2022, the annual minimum lease payments of our operating lease liabilities were as follows:

For The Years Ending December 31,
2022 (excluding the three months ended March 31, 2022)	549
2023	730
2024	694
2025	709
2026	555
Thereafter	1,416
Total future minimum lease payments, undiscounted	4,653
Less: imputed interest	(1,283)
Present value of future minimum lease payments	$3,370

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 10. Fair Value Measurements

Mark-to-Market Measurement

The Private Warrants were valued using a Black-Scholes model, pursuant to the inputs provided in the table below:

	Mark-to-Market Measurement	Mark-to-Market Measurement
	at March 31,	at December 31,
Input	2022	2021
Risk-free rate	2.439%	1.111%
Remaining term in years	3.725	3.98
Expected volatility	94.35%	88.77%
Exercise price	$11.50	$11.50
Fair value of common stock	$1.99	$3.31

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of March 31, 2022
	Level I	Level II	Level III	Total

Liability:
Private Warrants	$-	$-	$2,687	$2,687
Earnout – World Energy	$-	$-	$325	$325
Total	$-	$-	$3,012	$3,012

	Fair Value Measurements as of December 31, 2021
	Level I	Level II	Level III	Total

Liability:
Private warrants	$-	$-	$5,404	$5,404
Contingent consideration – Quantum	$-	$-	$1,950	$1,950
Earnout – World Energy	$-	$-	$1,000	$1,000
Fair value of obligation to issue shares of common stock to sellers of World Energy	$-	$-	$541	$541
Total	$-	$-	$8,895	$8,895

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 10. Fair Value Measurements, continued

The following is a roll forward of the Company’s Level 3 instruments:

For the Three Months Ended March 31, 2022
Liability
Balance, January 1, 2022	$8,895
Fair value adjustment – Quantum contingent consideration	(145)
Cash settlement of Quantum liability	(950)
Share settlement of Quantum liability	(186)
Cash settlement of World Energy liability	(1,000)
Fair value adjustments – Warrant liability	(2,717)
Fair value adjustments – World Energy	(216)
Adjustment – Quantum liability	(669)
Balance, March 31, 2022	$3,012

Note 11. Share-Based Compensation Expense

Share-based compensation expense for stock options, restricted stock awards and restricted stock units for the three months ended March 31, 2022 and 2021 was $381 and $442, respectively. As of March 31, 2022, there was $4,739 of unrecognized compensation cost related to stock options which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 2.8 years.

Stock Options

During the three months ended March 31, 2022 the Company issued 12,421 options to certain employees that will vest over a period of one to four years.

A summary of stock option award activity for the three months ended March 31, 2022 was as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2021	9,737,292	$1.40	7.2
Granted	12,421	1.98
Exercised	(1,307,020)	0.24
Cancelled or forfeited	(613,823)	3.06
Outstanding at March 31, 2022	7,828,870	$1.45	7.1
Exercisable at March 31, 2022	6,307,222	$0.57	6.7

The aggregate intrinsic value of stock options outstanding as of March 31, 2022 was $11,215. The aggregate intrinsic value of stock options exercisable as of March 31, 2022 was $10,622. Cash received from options exercised for the three months ended March 31, 2022 and 2021 was $258, and $16, respectively.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 11. Share-Based Compensation Expense, continued

Restricted Stock Awards

The fair value of restricted stock awards is estimated by the fair value of the Company’s Common Stock at the date of grant. Restricted stock activity during the three months ended at March 31, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested, at December 31, 2021	446,332	$0.24
Granted	-	-
Vested	-	-
Cancelled or forfeited	-	-
Non-vested, at March 31, 2022	446,332	$0.24

Restricted Stock Units

During the three months ended March 31, 2022, the Company issued 9,098 restricted stock units to certain employees that will vest over a period of four years.

The fair value of restricted stock unit awards is estimated by the fair value of the Company’s Common Stock at the date of grant. Restricted stock unit activity during the three months ended at March 31, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested, at December 31, 2021	604,433	$6.06
Granted	9,098	2.01
Vested	-	-
Cancelled or forfeited	(134,371)	6.49
Non-vested, at March 31, 2022	479,160	$5.86

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

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

Rent expense under the operating lease for the three months ended March 31, 2022 and 2021 was $58 and $55, respectively.

Future minimum lease payments for this lease are as follows:
2022	97
Total	$97

Note 13. Restructuring

In the first quarter of 2022, the Company conducted a strategic review of its operations. The results of this review resulted in the following actions being taken: (1) the closure of the Company’s production center and warehouse in Quincy, IL; (2) the termination of engineering activities in the Company’s Boston office; (3) elimination of all of the Company’s plug-in hybrid products and a substantial majority of the Company’s hybrid drivetrain products; (4) a reduction of the Company’s workforce of 51 employees’ and (5) the termination of the Company’s partnership with eNow. The Company recognized a total charge of $2,358 related to these activities in the first quarter of 2022.

In connection with the Company’s reduction in its workforce, the Company incurred severance charges totaling $840 of which was $725 was paid in the first quarter of 2022 and the remainder will be paid in the second and third quarters of 2022. The severance charges were included in selling, general and administrative expenses in the consolidated statement of operations. The remaining unpaid amount of $115 is included in accrued expenses and other current liabilities in the consolidated balance sheet at March 31, 2022.

In connection with the Company’s decision to exit certain product lines, the Company incurred an inventory obsolescence charge, included in cost of revenues, of $1,518 in the first quarter of 2022.

Note 14. Commitments and Contingencies

Sponsorship commitment: On February 24, 2021, the Company agreed to a sponsorship agreement with several entities related to the UBS Arena, Belmont Park and the NY Islanders Hockey Club. Pursuant to that Agreement, the Company was designated an “Official Electric Transportation Partner of UBS Arena” with various associated marketing and branding rights, including the development of electric vehicle charging stations. Through March 31, 2022, the Company has incurred costs of approximately $700 related to a future opportunity to develop electric vehicle charging stations on the UBS Arena area. The sponsorship agreement has a term of three years with a sponsor fee of approximately $500 per year, of which $250 was paid on June 25, 2021 and the second payment of $250 was accrued on December 31, 2021 and paid on January 14, 2022. One of the directors of XL Fleet is a co-owner of the NY Islanders Hockey Club. In the first quarter of 2021, the Company notified the counterparties that it would be exercising its option to terminate the final two years of the agreement.

The Company terminated the Sponsorship Agreement effective June 1, 2022 and will incur no further sponsor fees.

Equipment purchase: On March 1, 2021, the Company entered into an agreement with Creative Bus Sales, Inc. (“Creative) to purchase six low floor electric transit buses to be delivered in 2022 for a total purchase price of $4,191. In connection with this agreement, on March 2, 2021, the Company made a down-payment of $780. During February 2022, the Company terminated its purchase agreement with Creative and received a refund of the down payment of $780.

Purchase commitments: The Company has entered into firm commitments to purchase batteries and motors from major suppliers. As of March 31, 2022, these purchase obligations consisted of an obligation of $2,533 to purchase motors by July 2022 and an open ended commitment of $2,500 to purchase batteries, and an obligation of $343 to purchase chip-sensitive items including telematics modules and inverters.

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

Beginning on March 8, 2021, two putative securities class action complaints were filed in federal district court for the Southern District of New York against the Company and certain of its current and former officers and directors. Those cases were consolidated and a lead plaintiff appointed in June 2021, and an amended complaint filed on July 20, 2021 alleging that certain public statements made by the defendants between October 2, 2020 and March 2, 2021 violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company believes that the allegations asserted in the amended complaint are without merit, and the Company intends to vigorously defend the lawsuit. There can be no assurance, however, that the Company will be successful. At this time, the Company is unable to estimate potential losses, if any, related to the lawsuit.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 14. Commitments and Contingencies, continued

On September 20, 2021, and October 19, 2021 two class action complaints were filed in the Delaware Court of Chancery against certain of the Company’s current officers and directors, and the Company’s sponsor, Pivotal Investment Holdings II LLC. The actions were consolidated as Inre XL Fleet (Pivotal) Stockholder Litigation, C.A. No. 2121-0808, and amended complaint was filed on January 31, 2022. The amended complaint alleges various breaches of fiduciary duty, and aiding and abetting breaches of fiduciary duty, for purported actions relating to the negotiation and approval of the December 21, 2020 merger and organization of legacy XL to become XL Fleet Corp., and purportedly materially misleading statements made in connection with the merger. The Company believes that the allegations asserted in both the Laidlaw and Janmohamed Complaint are without merit, and the Company intends to vigorously defend the lawsuit.

On January 6, 2022, the Company received a subpoena from the Securities and Exchange Commission (the “SEC”) requesting the production of certain documents related to, among other things, the Company’s business combination with XL Hybrids, Inc. and the related PIPE financing, the Company’s sales pipeline and revenue projections, purchase orders, suppliers, CARB approvals, fuel economy from our Drivetrain products, customer complaints, and disclosures and other matters in connection with the foregoing. The SEC has informed the Company that its current investigation is a fact-finding inquiry. The SEC has also informed the Company that the investigation does not mean that it has concluded that anyone has violated the law and does not mean that it has a negative opinion of any person, entity or security. We intend to provide the requested information and cooperate fully with the SEC investigation.

Note 15. Leadership Transition

On January 31, 2022, the Company’s Chief Financial Officer resigned. An interim replacement served until April 11, 2022, when Mr. Don Klein was appointed as Chief Financial Officer.

On March 21, 2022, Thomas (Tod) Hynes III resigned as the Company’s President and from its Board of Directors and he and the Company entered into a separation agreement pursuant to which, provided that Mr. Hynes does not timely revoke the agreement and thereafter complies with its material terms, he will receive (i) separation pay in the form of a lump sum payment of $479,375 and (ii) nine months of employer paid COBRA premiums. Mr. Hynes has also agreed to chair the Company’s advisory board. His separation agreement also includes customary provisions including those regarding cooperation, non-solicitation, and a mutual release.

Note 16. Net (Loss) Income Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three months ended March 31, 2022 and 2021:

	As of March 31,
	2022	2021
Numerator:
Net (loss) income	$(16,077)	$61,914

Denominator:
Weighted average share outstanding, basic	141,274,249	135,575,145

Dilutive effect of options, warrants and restricted stock units	-	12,996,234

Weighted average shares outstanding, basic and diluted	141,274,249	148,571,379

Net (loss) income per share, basic	$(0.11)	$0.46

Net (loss) income per share, diluted	$(0.11)	$0.42

Potential dilutive securities, which include stock options, warrants and restricted stock units have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2022 as the effect would be to reduce the net loss per share. Therefore, for this period the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. For the three months ended March 31, 2021, certain dilutive securities were excluded from the computation of diluted earnings per share as the effect would have been to increase net earnings per share.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Note 16. Net (Loss) Income Per Share, continued

The number of shares underlying outstanding dilutive securities which have been excluded from the computation of diluted net loss per share above, are presented below:

	As of March 31,
	2022	2021
Stock options	7,828,870	24,000
Private Warrants	4,233,333	-
XL Legacy Warrants	-	-
Restricted stock units	479,160	-
Total	12,541,363	24,000

Note 17. Retirement Plan

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

In connection with the acquisition of World Energy, the Company adopted the World Energy 401(k) plan whose features are the same as those of the XL Fleet’s 401(k) plan except that (i) Participants are allowed to contribute, subject to IRS limitations on total annual contributions from 1% to 100% of eligible earnings and (ii) the safe harbor non-elective contribution is equal to 3% of employee’s compensation.

Note 18. Segment Reporting

Segment reporting is based on the “management approach,” following the method that management organizes the company’s reportable segments for which separate financial information is made available to, and evaluated regularly by, the CODM in allocating resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. Prior to the first quarter of 2022, the Company had one operating segment. In the first quarter of 2022, the Company’s Chief Executive Officer, upon completion of a strategic review that began upon his hiring in December 2021, restructured the Company into two distinct operating segments: (i) Drivetrain and (ii) XL Grid. The Company’s CODM does not evaluate operating segments using asset or liability information.

Prior to the first quarter of 2022, the Company had one operating segment. In the first quarter of 2022, the Company’s Chief Executive Officer, upon the completion of a strategic review that began upon his hiring in December 2021, restructured the Company into two distinct operating segments: (i) Drivetrain and (ii) XL Grid. Included in Corporate are certain corporate expenses including executive, finance, information technology, and human resource expenses.

The Drivetrain segment provides fleet electrification solutions for commercial vehicles in North America while the XL Grid segment provides energy efficiency and infrastructure solutions to commercial customers.

The following table presents revenues and gross profit by reportable segment:

	Three Months Ended March 31,
	2022	2021
Revenues
Drivetrain	$598	$675
XL Grid	4,165	-
Total	$4,763	$675
Operating Profit
Drivetrain (1)	$(5,905)	$(3,562)
XL Grid	(1,441)	(51)
Corporate (1)	(16,340)	(6,473)
Total	$(23,686)	$(10,086)

(1)	Drivetrain operating profit for the three months ended March 31, 2022 includes a restructuring charge of $1,518 related to an inventory obsolescence charge from exiting certain product lines while Corporate operating profit for the three months ended March 31, 2022 includes a goodwill impairment charge of $8,606 and restructuring charges of $840 for severance charges related to the reduction in force of the Company’s workforce in the first quarter of 2022.

Note 19. Subsequent Events

Management has reviewed material events subsequent of the period ended March 31, 2022 and prior to the filing of financial statements in accordance with FASB ASC 855, Subsequent Events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our financial condition and results of operations. This discussion and analysis should be read together with our results of operations and financial condition and the audited and unaudited consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (SEC) on March 1, 2022. In addition to historical financial information, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q and under “Risk Factors” in Item 1A of the Annual Report.

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

Overview

We are a provider of fleet electrification solutions for commercial vehicles in North America, offering our systems for vehicle electrification (our “Drivetrain” segment) and through our energy efficiency and infrastructure solutions business, including offering and installing charging stations to enable customers to effectively plug in their electrified vehicles (our “XL Grid” segment).

We have two operating segments, Drivetrain and XL Grid, and separately calculate the costs of our corporate operations. Our CEO, who is our chief operating decision maker evaluates the performance of our operating segments at the operating profit level. The CODM does not evaluate the performance of the operating segments on a balance sheet basis.

In over 10 years of operations, we believe that we have built a large customer base deploying Class 2-5 vehicles across North America. Our fleet electrification solutions for commercial vehicles provide the market with cost-effective hybrid solutions with on-board telematics that are available for sale and deployment across a broad range of popular vehicle chassis from the world’s leading OEMs. We launched our XL Grid Business in December 2020, and with the acquisition of World Energy Efficiency Services, LLC (“World Energy”) in May 2021, we are able to offer comprehensive solutions to commercial fleets to sustainably transform their operations.

Through the capabilities we acquired with World Energy, we are able to provide turnkey energy efficiency, renewable technology, electric vehicle charging stations and other energy solutions throughout New England, which adds capability and capacity to our XL Grid division. We currently sell most of our Drivetrains through a network of commercial vehicle upfitters.

In the first quarter of 2022, the Company conducted a strategic review which included assessing its offerings, strategy, processes and growth opportunities. While the Company is continuing to look at its business strategy, the Company made the following decisions in the first quarter of 2022 relating to a restructuring of its Drivetrain business: (i) the elimination of a substantial majority of the Company’s hybrid drivetrain products; (ii) the elimination of its Plug-In Hybrid Electric Vehicles (“PHEV”) products; (iii) the reduction in the size of the Company’s workforce by 51 employees; (iv) the closure of the Company’s production center and warehouse in Quincy, IL; (v) the closure of the Company’s engineering activities in its Boston office; and (vi) the termination of the Company’s partnership with eNow.

With our acquisition of World Energy, we became a provider of energy efficiency, renewable technology, electric vehicle charging stations, and other energy solutions to customers across the New England region. By leveraging our comprehensive solutions in combination with utility incentive programs, project management and financing, we assist companies throughout all aspects of the fleet vehicle electrification process. We provide full- service electric vehicle charger installations, including the assessment of a location’s electrical infrastructure, site layout of the charging area plan and equipment installation. In addition, World Energy provides solar solutions to commercial and industrial customers. We believe that the availability of robust electric vehicle charging and infrastructure solutions is critical to meeting the long-term fleet electrification goals of our customers which in turn will translate into growth opportunities for the Company.

Recent Developments

Leadership Changes: On March 21, 2022, Tod Hynes resigned his XL Fleet roles of President and a member of its board of directors. On April 11, 2022, XL Fleet appointed Donald P. Klein as Chief Financial Officer.

Public Health Emergency of International Concern: On March 11, 2020, the World Health Organization categorized the COVID-19 outbreak a “Public Health Emergency of International Concern” as global pandemic and recommended containment and mitigation measures.

As the coronavirus pandemic continues to evolve, we believe the extent of the impact to our business, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the coronavirus pandemic and its impact on the U.S. and global economies. Those primary drivers are beyond our knowledge and control, and as a result, at this time we are unable to predict the cumulative impact, both in terms of severity and duration, that the coronavirus pandemic will have on our business, operating results, cash flows and financial condition. Accordingly, it is reasonably possible that the estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term by these conditions, and if so, we may be subject to future impairment losses related to long-lived assets as well as changes to recorded reserves and valuations. In addition, we believe that the impact of the global microchip shortage that the entire vehicle industry is currently experiencing will adversely impact our operating results in fiscal year 2022 and possibly thereafter.

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed in this Quarterly Report on Form 10-Q, below, and as more fully described in Part II, Item 1A under the heading “Risk Factors,” and within our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2022.

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

●

OEMs and principal equipment component suppliers must be able to provide ample supply throughout the year to meet our Drivetrain sales goals. We have experienced interruptions in OEM vehicle supply amid a worldwide microchip shortage. This resulted in very limited OEM deliveries of new chassis to our commercial customers during 2021 and the first quarter of 2022. We are expecting some increase in deliveries in 2022, but there will likely be an ongoing significant adverse impact on vehicle deliveries resulting from the microchip shortage. This had a material and adverse impact on our operating results in fiscal year 2021 and is expected to continue in 2022; We have seen positive signs in terms of increased budgets from municipal customers, but we believe the OEM chip shortage is hindering the rebound in that area of the market, despite budget availability;

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

Selling, General and Administrative Expense

Selling, general and administrative expenses consist of personnel-related expenses for our corporate, executive, finance, sales, marketing and other administrative functions, expenses for outside professional services, including legal, audit and accounting services, as well as expenses for facilities, depreciation, amortization, travel, sales and marketing costs. Personnel-related expenses consist of salaries, benefits and share-based compensation. We expect our selling, general and administrative expenses to decrease in 2022 as we narrow our focus and take actions to align our team and resources with our short- term needs

 Other (Income) Expense, Net

Other income and expense consists of interest expense net of interest income, change in fair value of obligations to issue shares of common stock to sellers of World Energy, change in fair value of warrant liability, and gain (loss) on asset disposal.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The consolidated statements of operations for the three months ended March 31, 2022 and 2021 are presented below by operating segment and our corporate activities:

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021	Change	% Change
Revenues	$4,763	$675	$4,088	606%
Cost of revenues	5,196	1,391	3,805	274%
Gross loss	(433)	(716)	283	(40)%
Operating expenses:
Research, development and engineering expenses	2,989	1,412	1,577	112%
Selling, general and administrative expenses	11,658	7,958	3,700	46%
Impairment of goodwill	8,606	-	8,606	N.M.
Total operating expenses	23,253	9,370	13,833	148%
Loss from operations	(23,686)	(10,086)	(13,600)	135%
Other (income) expense	(7,609)	(72,000)	64,391	(89)%
Net (loss) income	$(16,077)	$61,914	$(77,991)	(126)%

(Loss) income per common share:
Basic	$(0.11)	$0.46	$(0.57)	(124)%
Diluted	$(0.11)	$0.42	$(0.53)	(126)%

	For the Three Months Ended March 31,
(in thousands)	2022	2021	Change	% Change
Drivetrain segment revenues	$598	$675	$(77)	(11.4)%
Drivetrain segment loss	(5,906)	(3,562)	(2,344)	66%

	For the Three Months Ended March 31,
(in thousands)	2022	2021	Change	% Change
XL Grid segment revenues	$4,165	$-	$4,165	N.M.
XL Grid segment loss	(1,441)	(51)	(1,390)	2,725%

Revenues

Total revenues increased by $4.1 million, or 606%, to $4.8 million in the three months ended March 31, 2022 from $0.7 million for the first quarter of 2021. Drivetrain revenues of $0.6 million for the current quarter were flat compared to the prior year quarter. XL Grid revenues were $4.2 million for the three months ended March 31, 2022. This increase was the result of the acquisition of World Energy’s energy infrastructure solutions in the second quarter of 2021.

Cost of Revenues

Cost of revenues increased by $3.8 million, or 274%, to $5.2 million in the three months ended March 31, 2022 from $1.4 million for the first quarter of 2021. Cost of revenues for the Drivetrain segment increased by approximately $0.8 million to $2.2 million, primarily due to a charge of approximately $1.5 to write inventory down to net realizable value for certain components that were deemed obsolete, as the result of the Company’s plans to discontinue plug-in hybrid and scale back other hybrid platforms. Cost of revenues for the XL Grid segment were $3.0 million for the three months ended March 31, 2022 which were related to the acquisition of World Energy’s energy infrastructure solutions in the second quarter of 2021.

Gross Loss

Gross loss decreased by $0.3 million, to $0.4 million in the three months ended March 31, 2022 from $0.7 million for the first quarter of 2021. The improvement was primarily due to gross profit in the XL Grid segment with the acquisition of World Energy’s energy infrastructure solutions in the second quarter of 2021 partially offset by the Drivetrain segment gross loss which was driven by the charge for the inventory reserve.

Research, Development and Engineering

Research, development and engineering expenses increased by $1.6 million, or 112%, to $3.0 million in the three months ended March 31, 2022 from $1.4 million for the first quarter of 2021. The increase was solely attributable to research and development activities within the Drivetrain segment. The increase was principally attributable to $1.2 million in increased employee compensation, due to higher headcount prior to the reduction in force and higher research and development expenses related to the Company’s Curbtender project.

Selling, General and Administrative

Selling, general, and administrative expenses increased by $3.7 million, or 46%, to $11.7 million in the three months ended March 31, 2022 from $8.0 million for the first quarter of 2021. The increase was primarily due to the acquisition of World Energy in the second quarter of 2021 as well as severance charges of $1.4 million related to restructuring actions and the separation of the Company’s President and Chief Financial Officer in the first quarter of 2022. Higher compensation costs due to higher headcount (prior to the reduction in force on February 25, 2022) was offset by lower professional fees.

Impairment of Goodwill

In the first quarter of 2022, due to reductions in the Company’s stock price and related market capitalization, the Company performed an assessment of its goodwill for impairment. Based on its assessment, the Company concluded that the goodwill was fully impaired and recognized a charge to $8.6 million in the three months ended March 31, 2022.

Other (Income) Expense

Other income decreased by $64.4 million, or 89%, to $7.6 million in the three months ended March 31, 2021 from $72.0 million for the first quarter of 2021. The decrease was primarily due to a decrease of $69.3 million of income from the change in the fair value of the warrant liability which was the result of the decrease in the fair value of the Company’s Common Stock in 2022 compared to the same quarter of 2021. This was partially offset by a gain of $4.5 million the Company recognized on the extinguishment of debt during the three months ended March 31, 2022 related to the wind-down of the New Market Tax Credit obligation in January 2022.

Liquidity and Capital Resources

The Company’s cash requirements depend on many factors, including the execution of its business strategy and plan. The Company remains focused on carefully managing costs, including capital expenditures, maintaining a strong balance sheet, and ensuring adequate liquidity. The Company’s primary cash needs are for operating expenses, working capital and capital expenditures to support the growth in its business. Working capital is impacted by the timing and extent of the Company’s business needs. As of March 31, 2022, we had working capital of $345.2 million, including cash and cash equivalents of $333.5 million.

As part of its strategic review, the Company decided to narrow its operational focus in order to more effectively and judiciously execute on its strategy moving forward as well as to preserve cash. As part of this process, the Company strategically reduced some aspects of the hybrid offerings and limiting its products to those platforms and applications that are most scalable and provide the most substantial return on investment. As part of this narrowing of focus, the Company took actions in the first quarter of 2022 to align our team and resources with its near-term needs. As part of this, the Company eliminated 51 positions across the organization and incurred severance charges of $840.

The Company expects to continue to incur net losses in the short term, as it continues its strategic review. Based on the Company’s current liquidity, management believes that no additional capital will be needed to execute its current business plan over the next 12 months.

Other than the factors discussed in this section, the Company is not aware of any other trends, demands or commitments that would materiality affect liquidity or those that relate to its resources as of March 31, 2022.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Net cash provided by (used in)
Operating activities	$(19,096)	$(9,962)
Investing activities	$754	$(1,104)
Financing activities	$127	$85,557
Net change in cash and cash equivalents	$(18,215)	$74,491

Cash Flows Used in Operating Activities

The Company’s cash flows from operating activities have historically been significantly affected by its cash investments to support the growth and operations of its business in areas such as research, development and engineering and selling, general and administrative expense and working capital. During the three months ended March 31, 2022, the Company has scaled back our Drivetrain, XL Grid and corporate operations, which is expected to reduce near term operating cash burn.

The net cash used in operating activities for the three months ended March 31, 2022 was $19.1 million. Uses of cash consisted principally of a net loss of $16.1 million, and a decrease of $3.3 million in accrued expenses and other current liabilities due to the payment of 2021 bonuses in the first quarter of 2022 as well the as the payment of $1.9 million of contingent consideration payments in the first quarter of 2022.

Cash Flows Provided by Investing Activities

The changes in cash flows from investing activities are related to purchases of property and equipment. The net cash provided by investing activities for the three months March 31, 2022 was principally $0.8 million from the return of a deposit for the acquisition of equipment made in 2021 for a project which the Company discontinued in the first quarter of 2022.

Cash Flows Provided by Financing Activities

The net cash provided by financing activities for the three months ended March 31, 2022 was $0.1 million which primarily consisted of $0.3 million in proceeds from the exercise of stock options offset by financing lease payments and repayments of long-term debt. For the three months ended March 31, 2021, the cash provided by financing activities primarily consisted of proceeds from the exercise of public warrants.

Off-Balance Sheet Arrangements

Through the date of its liquidation in the first quarter of 2022, the Company maintained the New Markets Tax Credit variable interest entity, which was reported within our consolidated financial statements. Other than this entity, the Company did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The consolidated financial statements have been prepared in accordance with the generally accepted accounting principles of the U.S. as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (ASC), and we evaluate the various staff accounting bulletins and other applicable guidance issued by the SEC. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the consolidated balance sheet date, as well as the reported expenses incurred during the reporting periods. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to our consolidated financial statements.

While our significant accounting policies are described in the notes to our historical financial statements included elsewhere in this Quarterly Report on Form 10-Q (see Note 2 in the accompanying unaudited condensed consolidated financial statements), we believe that the following accounting policies require a greater degree of judgment and complexity: business combinations accounting, revenue recognition, warrant liabilities, reserves and net realizable value adjustments for the Company’s warranty liability and inventory, respectively, impairment of goodwill and the valuation of deferred tax assets Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

●	Business combinations

●	Revenue recognition

●	Warrant liabilities

●	Reserves and net realizable value adjustments for the Company’s warranty liability and inventory, respectively

●	Impairment assessment of goodwill and long-lived assets

●	Valuation of deferred tax assets

New and Recently Adopted Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer ( Principal Executive Officer) and its Chief Financial Officer (Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, the Company’s Principal Executive Officer and its Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Management excluded its wholly-owned subsidiary, World Energy Efficiency Services, LLC from its assessment of internal control over financial reporting as of March 31, 2022 because this entity was acquired by the Company in purchase business combination during 2021.

Based on this evaluation, including the presence of material weaknesses as discussed below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022.

Notwithstanding the identified material weaknesses, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods present in accordance with U.S. GAAP.

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

Remediation Plan

Our management is in the process of developing a remediation plan. As of December 31, 2021, we had identified two material weaknesses in internal control over financial reporting that related to ITGCs and lack of properly designed management review controls to compensate for these deficiencies. Management has begun reviewing and reengineering the documentation associated with management review controls including the frequency of operation, the ownership of control activities, and the evidence retained documenting the execution of the control activities. Additionally, to address the material weakness related to ITGCs, management has developed a project plan for the information technology management team to take over the logical access for onboarding, changing and offboarding employee access to our systems. The information technology team will also perform user access reviews for in-scope systems on a periodic basis to ensure security over data included in its systems.

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

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. The Principal Financial and Accounting Officer and Chief Financial Officer are the same individual. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of management override or improper acts, if any, have been detected. These include, for example, the possibility of human errors or mistakes, or of controls being circumvented by collusion or inappropriate management override. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Due to their inherent limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. It is possible to design safeguards to reduce, but not eliminate, this risk. However these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, see Legal Proceedings in Note 14, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

For a discussion of our risk factors, see Part I, item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022. There have not been any material changes to the risk factors disclosed in our Annual Report for the year ended December 31, 2021 other than those as set forth below:

Increases in costs, disruption of supply or shortage of raw materials, including lithium-ion battery cells could affect our business

In the production of our electrified powertrain solutions, we have experienced, and in the future may again experience, increases in the cost or a sustained interruption in the supply or shortage of our components. Any such increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. The prices for our components fluctuate depending on market conditions and global demand and could adversely affect our business, prospects, financial condition and operating results. For instance, we are exposed to multiple risks relating to price fluctuations for battery cells. These risks include:

●	the inability or unwillingness of current battery manufacturers to build or operate battery cell production facilities to supply the numbers of battery cells required to support the growth of the electric vehicle industry as demand for such cells increases;

●	disruption in the supply of cells due to quality issues or recalls by the battery cell manufacturers;

●	an increase in the cost of raw materials; and

●	fluctuations or shortages in petroleum, inflation, and other economic conditions could cause us to experience significant increases in freight charges.

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

Also, the invasion of Ukraine by Russia has raised the stakes, pushing nickel and aluminum prices higher. Russia’s largest miner Normickel produces around 20% of the world’s supplies of high purity class 1 nickel, which is used in EV batteries, according to Benchmark Mineral Intelligence. Russia is also a larger provider of aluminum, used in batteries. The war in Ukraine could affect the sales of electric cars. The price of nickel, an essential ingredient in most batteries, has soared because of fear that Russia supplies could be cut off.

Global economic conditions and any related ongoing impact of supply chain constraints and the market of our product and service could adversely affect our results of operations.

The uncertain condition of the global economy as well as the current conflict between Russia and Ukraine, including the retaliatory economic measures taken by Unites States, European, and others continue impacting businesses around the world. The deterioration of the economic conditions or financial uncertainty to provide our services could reduce customers’ confidence and affect negatively our sales and results of operations. Also, the recent inflationary pressures have increased the cost of energy, raw material, and other indirect cost used in our business could adversely influence customer purchasing decisions. We cannot predict whether or when such circumstances may change, improve or worsen in the near future.

The Company is a party to several legal proceedings including a Securities and Exchange Commission investigation and two class action complaints. The costs to the Company to defend the class action complaints and cooperate and comply with the Securities and Exchange Commission investigation will be material and have an adverse impact on the Company’s statement of operations and cash flows.

The Company is a defendant in two separate class action complaints and has received a subpoena from the Securities and Exchange Commission requesting the production of certain documents related to, among other things, the Company’s business combination with XL Hybrids, Inc. and the related PIPE financing, the Company’s sales pipeline and revenue projections, purchase orders, suppliers, CARB approvals, fuel economy from our Drivetrain products, customer complaints, and disclosures and other matters in connection with the foregoing. For a description of these pending legal proceedings, see Legal Proceedings in Note 14, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and incorporated herein by reference. The costs to the Company to defend the class action complaints and cooperate and comply with the Securities and Exchange Commission investigation will be material. These costs will have an adverse impact on the Company’s statement of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description	Included	Form	Filing Date
10.1+	Executive Employment Agreement, dated November 1, 2021 by and between the Company and Eric Tech.	By Reference	8-K	November 1, 2021
10.2*	Transition and Separation from Employment Agreement dated October 30, 2021 by and between the Company and Dimitri Kazarinoff	Herewith
10.3*	Transition and Separation from Employment Agreement dated January 26, 2022 by and between the Company and Cielo Hernandez	Herewith
10.4*	Transition and Separation from Employment Agreement dated March 21, 2022 by and between the Company and Thomas Hynes III	Herewith
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Herewith
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Herewith
32.1^*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
32.2^*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
101.INS*	Inline XBRL Instance Document	Herewith
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Herewith
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	Herewith
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	Herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Herewith
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Herewith

*	Filed herewith

+	Indicates a management contract or compensatory plan or arrangement.

^	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XL FLEET CORP.

Date: May 10, 2022	By:	/s/ Eric Tech
	Name:	Eric Tech
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Donald P. Klein
	Name:	Donald P. Klein, Chief Financial Officer
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)