Form 10-Q
period 2022-06-30
XL Fleet Corp.
filed 2022-08-09
CIK 1772720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q
___________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
THE TRANSITION PERIOD FROM _________ TO _________
Commission File Number 001-38971
XL Fleet Corp.
(Exact name of Registrant as specified in its Charter)

Delaware	83-4109918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

145 Newton Street Boston, Massachusetts	02135
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (617) 718-0329
___________________________________
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2022, 142,496,231 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our financial and business performance, including financial projections and business metrics;
•our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;
•the implementation, market acceptance and success of our business model;
•our ability to scale in a cost-effective manner;
•developments and projections relating to our competition and industry;
•risks related to acquisitions including the ability to realize the anticipated benefits of acquired assets or businesses;
•the future impact of health epidemics, including the novel coronavirus (“COVID-19”) pandemic, on our business and supply chain and the actions we may take in response thereto;
•the future impact of inflation and increasing interest rates;
•our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
•our business, expansion plans and opportunities;
•the outcome of any known and unknown litigation and regulatory proceedings;
•the impact of Russia’s invasion of Ukraine and resulting international political crisis could have significant negative consequences on our business and customers;
•change in warranty obligations;
•changes in availability and prices of raw material including inflationary pressures and supply chain challenges, which could be aggravated by political or global unrest;
•our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 202 including with respect to acquired businesses;
•environmental risks, including increasing environmental legislation and the impacts of climate change around the world; and
ii

•more regulations related to environmental, social and corporate governance (ESG) have become more stringent over time and resulted in additional costs or exposure to additional risks.
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
iii

Part I - Financial Information
Item 1. Financial Statements
XL Fleet Corp.
Unaudited Condensed Consolidated Balance Sheets
June 30, 2022 and December 31, 2021

	As of
(In thousands, except share and per share amounts)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$322,371	$351,676
Restricted cash	150	150
Accounts receivable, net	7,051	6,477
Inventory, net	14,189	15,262
Prepaid expenses and other current assets	1,323	1,040
Total current assets	345,084	374,605
Property and equipment, net	2,239	3,495
Intangible assets, net	1,245	1,863
Right-of-use asset	5,124	4,564
Goodwill	—	8,606
Other assets	114	88
Total assets	$353,806	$393,221
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$27	$78
Accounts payable	2,029	3,799
Lease liability, current	774	900
Accrued expenses and other current liabilities	9,042	11,856
Total current liabilities	11,872	16,633
Long-term debt, net of current portion	6	21
Deferred revenue	1,142	691
Lease liability, non-current	4,670	3,599
Warrant liabilities	905	5,405
Contingent consideration	95	541
New market tax credit obligation(1)	—	4,521
Total liabilities	18,690	31,411

Commitments and contingencies (Note 14)

Stockholders’ equity
Common stock, $0.0001 par value; 350,000,000 shares authorized at June 30, 2022 and December 31, 2021; 142,492,833 and 140,540,671 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	14	14
Additional paid-in capital	463,288	461,207
Accumulated deficit	(128,186)	(99,411)

Total stockholders’ equity	335,116	361,810
Total liabilities and stockholders’ equity	$353,806	$393,221

(1)Held by variable interest entity that was liquidated in February 2022
See notes to unaudited condensed consolidated financial statements.

XL Fleet Corp.
Unaudited Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share and share amounts)	2022	2021	2022	2021

Revenues	$3,010	$3,694	$7,773	$4,369
Cost of revenues	2,445	2,732	7,641	4,123
Gross profit	565	962	132	246
Operating expenses:
Engineering, research and development	2,404	2,809	5,393	4,221
Selling, general, and administrative expenses	12,801	10,822	24,459	18,780
Impairment of goodwill	—	—	8,606	—
Loss from operations	(14,640)	(12,669)	(38,326)	(22,755)
Other (income) expense:
Interest expense, net	7	10	19	21
Gain on extinguishment of debt	—	—	(4,527)	—
(Gain) loss on asset disposal	(7)	21	(16)	21
Change in fair value of obligation to issue shares of common stock to sellers of World Energy	(137)	514	(498)	514
Change in fair value of warrant liability	(1,783)	(2,726)	(4,500)	(74,731)
Other income	(22)	(19)	(29)	(25)
Net (loss) income	$(12,698)	$(10,469)	$(28,775)	$51,445
Net (loss) income per share, basic	$(0.09)	$(0.08)	$(0.20)	$0.37
Net (loss) income per share, diluted	$(0.09)	$(0.08)	$(0.20)	$(0.17)
Weighted-average shares outstanding, basic	142,247,590	139,237,805	141,760,478	137,416,593
Weighted-average shares outstanding, diluted	142,247,590	139,237,805	141,760,478	137,598,535
See notes to unaudited condensed consolidated financial statements.

XL Fleet Corp.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Three and Six Months Ended June 30, 2022 and 2021

	For the Three and Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
(In thousands, except share amounts)	Shares	Amount
Balance at December 31, 2021	140,540,671	$14	$461,207	$(99,411)	$361,810
Exercise of stock options	1,312,320	—	258	—	258
Issuance of restricted stock	2,205	—	—	—	—
Issuance of shares as contingent consideration relating to Quantum business acquisition	100,000	—	186	—	186
Stock-based compensation expense	—	—	381	—	381
Net loss	—	—	—	(16,077)	(16,077)
Balance at March 31, 2022	141,955,196	14	462,032	(115,488)	346,558
Exercise of stock options	440,065	—	175	—	175
Issuance of restricted stock	97,572	—	—	—	—
Stock-based compensation expense	—	—	1,081	—	1,081
Net loss	—	—	—	(12,698)	(12,698)
Balance at June 30, 2022	142,492,833	$14	$463,288	$(128,186)	$335,116

	For the Three and Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2020	131,365,254	$13	$317,084	$(128,201)	$188,896
Exercise of warrants	233,555	—	—	—	—
Exercise of Public warrants	7,441,020	1	85,554	—	85,555
Settlement of warrant liability upon exercise of warrants	—	—	47,162	—	47,162
Settlement of warrant liability upon call of warrants	—	—	591	—	591
Proceeds from PIC shares recapitalization	—	—	75	—	75
Exercise of stock options	65,875	—	16	—	16
Stock-based compensation expense	—	—	442	—	442
Net income	—	—	—	61,914	61,914
Balance at March 31, 2021	139,105,704	14	450,924	(66,287)	384,651
Exercise of stock options	29,870	—	7	—	7
Issuance of shares in business combination with World Energy	231,002	—	1,439	—	1,439
Stock-based compensation expense	—	—	754	—	754
Net loss	—	—	—	(10,469)	(10,469)
Balance at June 30, 2021	139,366,576	$14	$453,124	$(76,756)	$376,382

See notes to unaudited condensed consolidated financial statements.

XL Fleet Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
(In thousands)	2022	2021

Operating activities:
Net (loss) income	$(28,775)	$51,445
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	1,462	1,196
Bad debt expense	10	174
Depreciation and amortization expense	1,204	601
Impairment of goodwill	8,606	—
Contingent consideration	—	(23)
Change in fair value of obligation to issue shares of common stock	(498)	514
Fair value change of warrant liability	(4,500)	(74,731)
Gain on extinguishment of debt	(4,527)	—
Gain on disposal of assets	(16)	—
Change in operating right-of-use assets	354	(2)
Interest on finance leases	17	15
Debt discount	—	(60)
Changes in operating assets and liabilities:
Accounts receivable, net	(584)	6,649
Inventory, net	1,073	(7,534)
Prepaid expenses and other current assets	(283)	(6)
Other assets	(26)	(18)
Accounts payable	(1,770)	(901)
Accrued expenses and other current liabilities	(2,470)	2,206
Deferred revenue	451	(69)
Net cash used in operating activities	(30,272)	(20,544)
Investing activities:
Proceeds from sale of property and equipment	229	—
Payments to acquire net assets of World Energy, net of cash acquired	—	(8,112)
Return of deposit	780	—
Purchases of property and equipment	(265)	(1,774)
Net cash provided by (used in) investing activities	744	(9,886)
Financing activities:
Repayments of debt	(66)	(63)
Repayments under financing leases	(144)	(151)
Proceeds from recapitalization of PIC shares	—	75
Proceeds from exercise of stock options	433	23
Proceeds from exercise of Public Warrants	—	85,555
Net cash provided by financing activities	223	85,439
Net (decrease) increase in cash and cash equivalents and restricted cash:	(29,305)	55,009
Cash and cash equivalents and restricted cash, beginning of period	351,826	329,791

Cash and cash equivalents and restricted cash, end of period	$322,521	$384,800
Supplemental disclosure of cash flow information:
Cash paid for interest	$35	$15
Supplemental disclosures of noncash investing and financing information:
Recording of operating lease asset and liability	$1,815	$—
Settlement of lease liability	$474	$—
Settlement of contingent liability through issuance of shares	$186	$—
Settlement of warrant liability upon exercise of Public Warrants	$—	$47,162
Settlement of warrant liability upon call of warrants	$—	$591
Equipment financing	$—	$271
See notes to unaudited condensed consolidated financial statements.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Amounts in thousands, except share and per share data)

Note 1. Organization and Description of Business
Description of Business: XL Fleet Corp. and its subsidiaries (“XL Fleet” or the “Company”) is a provider of fleet electrification solutions for commercial vehicles in North America, offering solutions for vehicle electrification (“Drivetrain”) and energy efficiency infrastructure solutions ("XL Grid"). The Company's two reportable operating segments are Drivetrain and XL Grid.
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
The COVID-19 pandemic and the protocols and procedures the Company has implemented in response to the pandemic have caused some delays in operational activities. The full impact of the COVID-19 pandemic on its business and results of operations subsequent to June 30, 2022 will depend on future developments, such as the ultimate duration and scope of the outbreak and its impact on its operations and impact on its customers and industry partners.
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
Concentration of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and trade receivables. At times, such cash may be in excess of the FDIC limit. At June 30, 2022 and December 31, 2021, the Company had cash in excess of the $250 federally insured limit. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Dollars in thousands, except share and per share data)
Note 2. Summary of Significant Accounting Policies, continued
Concentration of Credit Risk, continued:
With respect to trade receivables, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited. As of June 30, 2022, two customers accounted for approximately 34% and 11% of accounts receivable, net. As of December 31, 2021, two customers accounted for approximately 74% and 11% of accounts receivable, net. For the three months ended June 30, 2022 and 2021, three customers accounted for approximately 95% and 57% of revenues, respectively. For the six months ended June 30, 2022 and 2021, three customers accounted for approximately 98% and 49% of revenues, respectively.
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
Restricted cash: Restricted cash held at June 30, 2022 and December 31, 2021, consists of $150 for a bank deposit required for a letter of credit which is reserved for the Company’s California lease.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets to the total amount shown in the condensed consolidated statements of cash flows:

	As of
	June 30, 2022	December 31, 2021
Cash and cash equivalents	$322,371	$351,676
Restricted cash	150	150
Total cash, cash equivalents, and restricted cash	$322,521	$351,826
Accounts receivable, net: Accounts receivable are stated at the gross invoice amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is maintained at a level considered adequate to provide for potential account losses on the balance based on management’s evaluation of the anticipated impact of current economic conditions, changes in the character and size of the balance, past and expected future loss experience, among other pertinent factors. As of June 30, 2022 and December 31, 2021, the Company’s allowance for doubtful accounts was $102 and $148, respectively.
Inventory, net: Inventory is comprised of raw materials, work in process and finished goods. Inventory is stated at the lower of cost or net realizable value. Cost of raw material inventories include the purchase and related costs incurred in bringing the products to their present location and condition. The Company uses consistent methodologies to evaluate inventory for net realizable value and periodically reviews inventories for obsolescence and any inventories identified as slow moving or obsolete are initially reserved for and then written-off. As of June 30, 2022 and December 31, 2021, the Company’s inventory reserve for obsolescence was $3,982 and $2,863, respectively. The increase in the inventory reserve at June 30, 2022 reflects the restructuring undertaken and the related products that were eliminated.
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
Property and equipment, net, continued:

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

Depreciation expense for the six months ended June 30, 2022 and 2021 was $414 and $268, respectively.

Intangible assets, net: Intangible assets are initially recorded at fair value and stated net of accumulated amortization and impairments. The Company amortizes its intangible assets that have finite lives using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized. Amortization is recorded over the estimated useful lives, which for developed technology is 4 years. The Company evaluates the recoverability of its definite lived intangible assets whenever events or changes in circumstances or business conditions indicate that the carrying value of these assets may not be recoverable based on expectations of future undiscounted cash flows for each asset group. If the carrying value of an asset or asset group exceeds its undiscounted cash flows, the Company estimates the fair value of the assets, generally utilizing a discounted cash flow analysis based on the present value of estimated future cash flows to be generated by the assets or asset group using a risk-adjusted discount rate. To estimate the fair value of the assets, the Company uses market participant assumptions pursuant to ASC 820, Fair Value Measurement.

Amortization expense for the six months ended June 30, 2022 and 2021 was $790 and $333, respectively.
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
Impairment of long-lived assets: The Company reviews long-lived assets, including property and equipment and, intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analysis in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets, which requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value. As of June 30, 2022, the Company noted indicators that the carrying amount of its long-lived assets may not be recoverable. These indicators included significant operating losses and reduced market capitalization of the Company due to a decline in its stock price. The Company performed a test for impairment using estimated cash flows and determined that no impairment had occurred.

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
Impairment of goodwill, continued:
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
Revenue: The Company’s revenue is derived through two operating segments: (1) the Drivetrain segment generates revenue from the sales of hybrid electric powertrain systems and (2) the XL Grid segment generates revenues through turnkey energy efficiency, renewable technology, and other energy solutions. The Drivetrain products are marketed and sold to end-user fleet customers and channel partners in the United States and Canada. The Company’s XL Grid solutions are marketed and sold to municipalities, corporations and other businesses and principally funded through energy incentives provided through public and private utilities. The XL Grid business primarily consists of the operations acquired through the May 2021 World Energy acquisition. Sales of products and services are subject to economic conditions and may fluctuate based on changes in the industry, trade policies, financial markets, and funded energy incentives.
Revenue is recognized upon transfer of control to the customer, which occurs when the Company has a present right to payment, legal title has passed to the customer, the customer has the significant risks and rewards of ownership, and where acceptance is not a formality, the customer has accepted the product or service.
For the Drivetrain products, in general, transfer of control is upon shipment of the equipment as the terms are FOB shipping point or equivalent and the Company has no other promised goods or services in its contracts with customers. In limited instances, the Company provides installation services to end-user fleet customers related to the purchased hybrid electric powertrain equipment. When provided, these installation services are not distinct within the context of the contract due to the fact that the end-use fleet customer is purchasing a completed modification to its vehicles and therefore, the installation services involve significant integration to integrate the hybrid electric powertrain equipment with the customer’s vehicle. As a result, the hybrid electric powertrain equipment and installation services represent a single performance obligation within these contracts with customers. The Company recognizes the revenue for the equipment sale and installation service for Drivetrain products at the same time, which is after the installation is complete. The Company has elected to treat shipping and handling activities related to contracts with channel partner customers for Drivetrain products as costs to fulfill the promise to transfer the associated equipment and not as a separate performance obligation.

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

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Dollars in thousands, except share and per share data)
Note 2. Summary of Significant Accounting Policies, continued
For both Drive Systems and XL Grid solutions, the Company accrues the estimated cost of product warranties for unclaimed charges based on historical experiences and expected results. Should product failure rates and material usage costs differ from these estimates revisions to the estimated warranty liability are required. The Company periodically assesses the adequacy of its recorded product warranty liabilities and adjusts the balances as required. Warranty expense is recorded as a component of cost of product revenue in the statements of operations.
The following is a roll-forward of the Company’s accrued warranty liability:

	For the Six Months Ended June 30, 2022	For the Year Ended December 31, 2021
Balance at the beginning of the period	$2,547	$1,735
Acquisition date accrual for World Energy acquisition	—	25
Accrual for warranties issued	35	346
Accrual of additional warranty obligations	—	965
Warranty fulfillment charges	(256)	(524)
Balance at the end of the period	$2,326	$2,547
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
The fair value of common stock is determined based on the closing price of the Company's common stock on the New York Stock Exchange at each award grant date.
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

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Dollars in thousands, except share and per share data)
Note 2. Summary of Significant Accounting Policies, continued
Share-based compensation, continued:
Stock Options, continued
The fair value of stock options issued for the six months ended June 30, 2022 and 2021 was measured with the following assumptions:

	For the Six Months Ended June 30,
	2022	2021
Expected volatility	86.0% – 86.4%	78.0% – 87.1%
Expected term (in years)	6.25	6.25
Risk-free interest rate	1.4% – 1.7%	0.1%
Expected dividend yield	0.0%	0.0%
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
Engineering, research and development expense: Engineering, research and development costs did not meet the requirements to be recognized as an asset as the associated future benefits were at best uncertain and there was no alternative future use at the time the costs were incurred. Engineering, research and development costs include, but are not limited to, costs incurred in performing research and development activities, including salaries, benefits, facilities, research- related overhead, sponsored research costs, contracted services, license fees, and other external costs.
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
Recent accounting pronouncements issued and adopted:
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, (ASU 2016-13) which, together with subsequent amendments, amends the requirement on the measurement and recognition of expected credit losses for financial assets held to replace the incurred loss model for financial assets measured at amortized cost and require entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for the Company beginning January 1, 2023. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.
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

Since the acquisition occurred on May 17, 2021, the results of the acquisition are fully incorporated into the condensed consolidated financial information for the six months ended June 30, 2022. The following table presents the Company’s pro forma combined results of operations of XL Fleet and World Energy for the six months ended June 30, 2021 as if the acquisition of World Energy had occurred as of January 1, 2021:

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Dollars in thousands, except share and per share data)
Note 3. Business Combination, continued

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Revenues	$6,502	$12,118
Net (loss) income	$(10,042)	$52,272
Per share amounts: Net (loss) income per share - basic	$(0.07)	$0.38
Net loss per share - diluted	$(0.07)	$(0.16)

The above pro forma information includes pro forma adjustments to (1) eliminate the effect of non-recurring merger expenses of $498 for the three and six months ended June 30, 2021 and (2) eliminate interest expense associated with debt that was repaid in the acquisition of World Energy of $16 and $37 for the three and six months ended June 30, 2021.
Note 4. Settlement of Contingent Consideration Quantum
On October 4, 2019, pursuant to the terms of an asset purchase agreement, the Company acquired certain assets of Quantum Fuel Systems, LLC (“Quantum”). The purchase consideration included deferred payments or share issuances upon certain milestones being met.
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
Note 5. Revenue
The following table represents the Company’s revenues for the three and six months ended June 30, 2022 and 2021, respectively, disaggregated, by sales channel.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Dollars in thousands, except share and per share data)
Note 5. Revenue, continued
Disaggregation of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue from the sale of Drivetrain systems:
Revenue direct to customers	$806	$662	$1,363	$773
Revenue through channel partners	2	620	47	1,184

Revenue from the sale of XL Grid solutions – which are sold direct to customers	2,202	2,412	6,363	2,412
Total revenue	$3,010	$3,694	$7,773	$4,369
Remaining performance obligations: At June 30, 2022 and December 31, 2021, there was approximately $226 and $237 in deferred revenue related to unsatisfied extended warranty performance obligations, respectively. During the three and six months ended June 30, 2022, the Company recognized revenue of $12 from the December 31, 2021 deferred revenue balance.
Contract Balances: The timing of revenue recognition, billings and cash collections results in billed trade accounts receivable, and deferred revenue (contract liabilities) on the unaudited Condensed Consolidated Balance Sheets. In addition, the Company defers certain costs incurred to obtain a contract (contract costs).
Costs to obtain a contract: Sales commissions paid to internal sales personnel, as well as associated payroll taxes and retirement plan contributions (together, sales commissions and associated costs) that are incremental to the acquisition of customer contracts, are capitalized as contract acquisition cost on the balance sheet when the period of benefit is determined to be greater than one year. In instances where an extended warranty is sold, the period of benefit would extend beyond 12 months and therefore, the practical expedient would not be met for those contracts and require capitalization of the related costs to obtain those contracts. The Company has elected to allocate the capitalized commissions to performance obligations on a relative basis (i.e., in proportion to the transaction price allocated to each performance obligation) to determine the period of amortization. As a result, substantially all of the commission is allocated to the combined equipment and installation performance obligation and is amortized upon transfer of control of this performance obligation, which typically occurs in the same period in which commission liability is incurred. Total commission expense (credit) recognized during the three and six months ended June 30, 2022 was $218 and $496, respectively, and $(57) and $199 during the three and six months ended June 30, 2021, respectively. The amount of capitalized commissions as of June 30, 2022 and December 31, 2021 was not material.

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

In addition to the terms described above, on July 15, 2021 (“Effective Date”), XL Fleet entered into a Development and Supply Agreement (the “Development and Supply Agreement”) with eNow, whereby XL Fleet was made the exclusive provider of high voltage batteries and associated power systems for use in eNow eTRUs. The Company considered the existence of adverse conditions regarding the global supply chain crisis (electronic hardware, lithium ion cells and batteries) that causes further impediments to eNow being able to execute on its business plan. XL Fleet evaluated the supply chain issues, specifically the lack of availability of batteries from third party suppliers. During the three months ended December 31, 2021, the supply chain issues worsened, and in particular the lack of availability of batteries from third party suppliers. These worsened conditions, in the Company’s opinion, negatively impacted eNow’s prospects and financial condition. In January 2022, due to the ongoing supply chain issues, the Company notified eNow of its intention to terminate the Development and Supply Agreement (See Note 10). The arrangement was terminated in the second quarter of 2022. As part of the termination of the arrangement, the Company agreed to the conversion of the eNow Convertible Note into common shares of eNow at a rate of $1.1658 per share. As noted above, these shares have no book value as the investment in the eNow Convertible Note was fully impaired in the fourth quarter of 2021.
Note 7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022	December 31, 2021
Accrued warranty costs	$2,326	$2,548
Accrued compensation and related benefits	2,696	2,254
Contingent purchase price consideration – Quantum	—	1,950
Deferred purchase price consideration – World Energy	174	278
Accreted contingent compensation to sellers – World Energy	—	1,000
Professional fees	1,553	949
Accrued settlements	494	494
Accrued expenses, other	1,799	2,383
	$9,042	$11,856
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

In connection with the financing, the Company made two loans totaling $10,454 to federal ($6,455 at 1.51%) and state ($3,999 at 1.53%) NMTC investment funds (the "Investment Funds"). Simultaneously, U.S. Bank made an equity investment of $4,995 to the Investment Funds and, by virtue of such contribution, is entitled to substantially all of the tax benefits derived from the NMTC. For compliance with the NMTC rules, principal payments on the loan would not begin until June 10, 2025 (the NMTC rules prohibit principal payments during the 7-year term of the NMTC arrangement). The maturity date on the loans would have been December 31, 2044.

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

During the three months ended June 30, 2022 and 2021, the Company amortized debt issuance costs related to the NMTC of $0 and $18, respectively, while amortization of debt issuance costs for the six months ended June 30, 2022 and 2021 were $0 and $36. The unamortized balance of debt issuance costs as of June 30, 2022 and December 31, 2021 was $0 and $20, respectively.

On January 14, 2022, the NMTC financing arrangement was terminated and settled, with the note receivable of $15,000 (owed by XL Hybrid Quincy LLC) being transferred to XL Hybrids LL LLC in payment of the $10,500 note receivable. Both notes were retired resulting in the recognition of a gain on forgiveness of debt, net of unamortized debt issuance costs, of $4,527 for the six months ended June 30, 2022.

Note 9. ROU Assets and Lease Liabilities
The Company’s right-of-use ("ROU") assets and lease liabilities are comprised of the following:

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Dollars in thousands, except share and per share data)
Note 9. ROU Assets and Lease Liabilities, continued

	As of
	June 30, 2022	December 31, 2021
Operating leases:
Right-of-use assets	$4,644	$3,443
Lease liability, current	581	451
Lease liability, non-current	4,481	3,056
Finance leases:
Right-of-use assets	480	1,121
Lease liability, current	193	449
Lease liability, non-current	189	543
Other information related to leases is presented below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Other information:
Operating lease cost	$465	$216	$534	$395
Operating cash flows from operating leases	$—	$—	$438	$348
Weighted-average remaining lease term – operating leases (in months)	0	0	82.7	91.8
Weighted-average discount rate – operating leases	—%	—%	8.2%	9.2%
As of June 30, 2022, the annual minimum lease payments of our operating lease liabilities were as follows:

For The Years Ending December 31,
2022 (excluding the six months ended June 30, 2022)	$459
2023	1,017
2024	989
2025	1,014
2026	869
Thereafter	2,327
Total future minimum lease payments, undiscounted	6,675
Less: imputed interest	(1,613)
Present value of future minimum lease payments	$5,062

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Dollars in thousands, except share and per share data)
Note 10. Fair Value Measurements
Mark-to-Market Measurement
The Private Warrants were valued using a Black-Scholes model, pursuant to the inputs provided in the table below:

Input	Mark-to-Market Measurement at June 30, 2022	Mark-to-Market Measurement at December 31, 2021
Risk-free rate	3.00%	1.11%
Remaining term in years	3.48	3.98
Expected volatility	91.4%	88.8%
Exercise price	$11.50	$11.50
Fair value of common stock	$1.15	$3.31
The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of June 30, 2022
	Level I	Level II	Level III	Total

Liability:
Private Warrants	$—	$—	$905	$905
Fair value of obligation to issue shares of common stock to sellers of World Energy	—	—	187	187
Total	$—	$—	$1,092	$1,092

	Fair Value Measurements as of December 31, 2021
	Level I	Level II	Level III	Total

Liability:
Private Warrants	$—	$—	$5,404	$5,404
Contingent consideration -– Quantum	—	—	1,950	1,950
Earnout – World Energy	—	—	1,000	1,000
Fair value of obligation to issue shares of common stock to sellers of World Energy	—	—	541	541
Total	$—	$—	$8,895	$8,895

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Dollars in thousands, except share and per share data)
Note 10. Fair Value Measurements, continued
The following is a roll forward of the Company’s Level 3 instruments:

For the Six Months Ended June 30, 2022
Liability
Balance, January 1, 2022	$8,895
Fair value adjustment - Quantum contingent consideration	(145)
Cash settlement of Quantum liability	(950)
Share settlement of Quantum liability	(186)
Cash settlement of World Energy liability	(1,000)
Fair value adjustments – Warrant liability	(4,500)
Fair value adjustments – World Energy	(353)
Adjustment - Quantum liability	(669)
Balance, June 30, 2022	$1,092
Note 11. Share-Based Compensation Expense
Share-based compensation expense for stock options, restricted stock awards and restricted stock units for the three months ended June 30, 2022 and 2021 was $1,081 and $754, respectively, and $1,462 and $1,196 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there was $13,206 of unrecognized compensation cost related to stock options which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 3.3 years.
Stock Options
The Company grants options to certain employees that will vest over a period of one to four years. A summary of stock option award activity for the six months ended June 30, 2022 was as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2021	9,737,292	$1.40	7.2
Granted	22,304	1.95
Exercised	(1,747,085)	0.24
Cancelled or forfeited	(839,903)	3.73
Outstanding at June 30, 2022	7,172,608	$1.39	6.9
Exercisable at June 30, 2022	5,992,802	$0.73	6.6
The aggregate intrinsic value of stock options outstanding as of June 30, 2022 was $5,340. The aggregate intrinsic value of stock options exercisable as of June 30, 2022 was $5,108. Cash received from options exercised for the six months ended June 30, 2022 and 2021 was $433 and $23, respectively.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Dollars in thousands, except share and per share data)
Note 11. Share-Based Compensation Expense, continued
Restricted Stock Awards
The fair value of restricted stock awards is estimated by the fair value of the Company’s Common Stock at the date of grant. Restricted stock awards activity during the six months ended at June 30, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested, at December 31, 2021	446,332	$0.24
Granted	—	—
Vested	—	—
Cancelled or forfeited	—	—
Non-vested, at June 30, 2022	446,332	$0.24
Restricted Stock Units
The Company grants restricted stock units to certain employees that will vest over a period of four years. The fair value of restricted stock unit awards is estimated by the fair value of the Company’s Common Stock at the date of grant. Restricted stock units activity during the six months ended at June 30, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested, at December 31, 2021	604,433	$6.06
Granted	6,343,394	1.40
Vested	(97,572)	6.64
Cancelled or forfeited	(195,797)	6.05
Non-vested, at June 30, 2022	6,654,458	$1.61
Note 12. Related Party Transactions
Operating lease: In March 2012, the Company entered into a noncancelable lease agreement for office, research and development, and vehicle development and installation facilities with an investor of the Company. On February 28, 2021, the lease term was extended through February 28, 2022. The lease includes a rent escalation clause, and rent expense is being recorded on a straight-line basis. On December 31, 2021, the lease term was extended through July 31, 2022.
Rent expense under the operating lease for the three months ended June 30, 2022 and 2021 was $62 and $58, respectively, and $128 and $135 for the six months ended June 30, 2022 and 2021, respectively.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Dollars in thousands, except share and per share data)
Note 12. Related Party Transactions, continued
Future minimum lease payments for this lease are as follows:

2022	$21
Total	$21
Note 13. Restructuring

In the first quarter of 2022, the Company conducted a strategic review of its operations. The results of this review resulted in the following actions being taken: (1) the closure of the Company’s production center and warehouse in Quincy, IL; (2) the termination of engineering activities in the Company’s Boston office; (3) elimination of all of the Company’s plug-in hybrid products and a substantial majority of the Company’s hybrid drivetrain products; (4) a reduction of the Company’s workforce of 51 employees; and (5) the termination of the Company’s partnership with eNow. The Company recognized a total charge of $2,358 related to these activities in the first quarter of 2022.

In connection with the Company’s reduction in its workforce, the Company incurred severance charges totaling $840 of which $725 was paid during the three months ended March 31, 2022 and $67 was paid in the three months ended June 30, 2022 and the remainder will be paid in the third quarter of 2022. The severance charges were included in selling, general and administrative expenses in the condensed consolidated statement of operations. The remaining unpaid amount of $48 is included in accrued expenses and other current liabilities in the condensed consolidated balance sheet at June 30, 2022.

In connection with the Company’s decision to exit certain product lines, the Company incurred an inventory obsolescence charge, included in cost of revenues, of $1,518 in the first quarter of 2022. In the second quarter of 2022, the Company recognized an additional $193 related to an adjustment of the inventory obsolesence allowance.
Note 14. Commitments and Contingencies
Sponsorship Commitment: On February 24, 2021, the Company agreed to a sponsorship agreement with several entities related to the UBS Arena, Belmont Park and the NY Islanders Hockey Club. Pursuant to that Agreement, the Company was designated an “Official Electric Transportation Partner of UBS Arena” with various associated marketing and branding rights, including the development of electric vehicle charging stations. Through June 30, 2022, the Company has incurred costs of approximately $700 related to a future opportunity to develop electric vehicle charging stations on the UBS Arena area. The sponsorship agreement has a term of three years with a sponsor fee of approximately $500 per year, of which $250 was paid on June 25, 2021 and the second payment of $250 was accrued on December 31, 2021 and paid on January 14, 2022. One of the directors of XL Fleet is a co-owner of the NY Islanders Hockey Club. In the first quarter of 2022, the Company notified the counterparties that it would be exercising its option to terminate the final two years of the agreement.
The Company terminated the Sponsorship Agreement effective June 1, 2022 and will incur no further sponsor fees.
Equipment Purchase: In March 2021, the Company entered into an agreement with Creative Bus Sales, Inc. ("Creative") to purchase six low floor electric transit buses to be delivered in 2022 for a total purchase price of $4,191. In connection with this agreement, on March 2021, the Company made a down-payment of $780. During February 2022, the Company terminated its purchase agreement with Creative and received a refund of the down payment of $780.
Purchase Commitments: The Company has entered into firm commitments to purchase batteries and motors from major suppliers. As of June 30, 2022, these purchase obligations consisted of an obligation of $2,533 to purchase motors by July 2022 and an open ended commitment of $2,500 to purchase batteries, and an obligation of $343 to purchase chip-sensitive items including telematics modules and inverters.

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
On September 20, 2021, and October 19, 2021 two class action complaints were filed in the Delaware Court of Chancery against certain of the Company’s current officers and directors, and the Company’s sponsor, Pivotal Investment Holdings II LLC. The actions were consolidated as Inre XL Fleet (Pivotal) Stockholder Litigation, C.A. No. 2121-0808, and amended complaint was filed on January 31, 2022. The amended complaint alleges various breaches of fiduciary duty, and aiding and abetting breaches of fiduciary duty, for purported actions relating to the negotiation and approval of the December 21, 2020 merger and organization of legacy XL Hybrids Inc. ("XL Legacy") to become XL Fleet Corp., and purportedly materially misleading statements made in connection with the merger. The Company believes that the allegations asserted in both the class action complaints are without merit, and the Company intends to vigorously defend the lawsuit. At this time, the Company is unable to estimate potential losses, if any, related to the lawsuit.

On January 6, 2022, the Company received a subpoena from the Securities and Exchange Commission (the “SEC”) requesting the production of certain documents related to, among other things, the Company’s business combination with XL Hybrids, Inc. and the related PIPE (Private Equity in Public Equity) financing, the Company’s sales pipeline and revenue projections, purchase orders, suppliers, California Air Resource Board approvals, fuel economy from our Drivetrain products, customer complaints, and disclosures and other matters in connection with the foregoing. The SEC has informed the Company that its current investigation is a fact-finding inquiry. The SEC has also informed the Company that the investigation does not mean that it has concluded that anyone has violated the law and does not mean that it has a negative opinion of any person, entity or security. To date, the Company has provided the requested information and cooperated fully with the SEC investigation. At this time, the Company is unable to estimate potential losses, if any, related to the investigation.

Additionally, on June 23, 2022, the Company received a shareholder derivative complaint filed in the U.S. District Court, District of Massachusetts, captioned Val Kay derivatively on behalf of nominal defendant XL Fleet Corp, against all current directors and prior officers and directors. The action was filed by a shareholder purportedly on behalf of the Company, and raises claims for contribution, as well as claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and abuse of control. The factual allegations concern alleged false or misleading statements about the Company’s sales pipeline, supply chain issues, low reorder rates, and the Company’s technology. The Company believes that the allegations asserted in the action are without merit, and the Company intends to vigorously defend the lawsuit. At this time, the Company is unable to estimate potential losses, if any, related to the lawsuit
Note 15. Leadership Transition

On March 21, 2022, Thomas (Tod) Hynes III resigned as the Company’s President and from its Board of Directors and he and the Company entered into a separation agreement pursuant to which, provided that Mr. Hynes complies with its material terms, he will receive (i) separation pay in the form of a lump sum payment of $479,375 and (ii) nine months of employer paid COBRA premiums. Mr. Hynes has also agreed to chair the Company’s advisory board. His separation agreement also includes customary provisions including those regarding cooperation, non-solicitation, and a mutual release.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Dollars in thousands, except share and per share data)
Note 16. Net (Loss) Income Per Share
The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2022, and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income - basic	$(12,698)	$(10,469)	$(28,775)	$51,445

Denominator:
Weighted average shares outstanding, basic	142,247,590	139,237,805	141,760,478	137,416,593

Dilutive effect of options, warrants, and restricted stock units	—	—	—	181,942

Weighted average shares outstanding, diluted	142,247,590	139,237,805	141,760,478	137,598,535

Net (loss) income per share, basic	$(0.09)	$(0.08)	$(0.20)	$0.37

Net (loss) income per share, diluted	$(0.09)	$(0.08)	$(0.20)	$(0.17)
Potential dilutive securities, which include stock options, warrants and restricted stock units have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2022 and the three months ended June 30, 2021 as the effect would be to reduce the net loss per share. Therefore, for this period the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.
The number of shares underlying outstanding dilutive securities which have been excluded from the computation of diluted net (loss) income per share above, are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	7,172,608	11,399,635	7,172,608	11,399,635
Private Warrants	4,233,333	4,233,333	4,233,333	—
XL Legacy Warrants	6,117	6,117	6,117	6,117
Restricted stock units	6,654,458	322,225	6,654,458	322,225
Total	18,066,516	15,961,310	18,066,516	11,727,977
Note 17. Retirement Plan
The Company has adopted a 401(k) plan to provide all eligible employees a means to accumulate retirement savings on a tax-advantaged basis. The 401(k) plan requires participants to be at least 21 years old. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. Plan

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Dollars in thousands, except share and per share data)
Note 17. Retirement Plan, continued
participants may make before-tax elective contributions up to the maximum percentage of compensation and dollar amount allowed under the Internal Revenue Code. Participants are allowed to contribute, subject to IRS limitations on total annual contributions from 1% to 90% of eligible earnings. The plan provides for automatic enrollment at a 3% deferral rate of an employee’s eligible wages. The Company provides for safe harbor matching contributions equal to 100% on the first 3% of an employee’s eligible earnings deferred and an additional 50% on the next 2% of an employee’s eligible earnings deferred. Employee elective deferrals and safe harbor matching contributions are 100% vested at all times.
In connection with the acquisition of World Energy, the Company adopted the World Energy 401(k) plan whose features are the same as those of the XL Fleet's 401(k) plan except that (i) Participants are allowed to contribute, subject to IRS limitations, on total annual contributions from 1% to 100% of eligible earnings and (ii) the safe harbor non-elective contribution is equal to 3% of employee’s compensation.
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

Prior to the first quarter of 2022, the Company had one operating segment. In the first quarter of 2022, the Company’s Chief Executive Officer, upon the completion of a strategic review that began upon his hiring in December 2021, restructured the Company into two distinct operating segments: (i) Drivetrain and (ii) XL Grid. Included in Corporate are certain corporate expenses including executive, finance, legal, information technology, and human resource expenses.

The Drivetrain segment provides fleet electrification solutions for commercial vehicles in North America while the XL Grid segment provides energy efficiency and infrastructure solutions to commercial customers.

The following table presents revenues and operating loss by reportable segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Drivetrain	$808	$1,282	$1,406	$1,957
XL Grid	2,202	2,412	6,367	2,412
Total	$3,010	$3,694	$7,773	$4,369

Operating Loss
Drivetrain (1)	$(3,404)	$(3,950)	$(9,310)	$(7,511)
XL Grid	(1,453)	(438)	(2,894)	(489)
Corporate (1)	(9,783)	(8,281)	(26,122)	(14,755)
Total	$(14,640)	$(12,669)	$(38,326)	$(22,755)

(1) Drivetrain operating loss for the three and six months ended June 30, 2022 includes a restructuring charge of $193 and $1,711, respectively, related to inventory obsolescence charges from exiting certain product lines while Corporate operating loss for the six months ended June 30, 2022 includes a goodwill impairment charge of $8,606 and restructuring charges of $840 for severance charges related to the reduction in force of the Company’s workforce in the first quarter of 2022.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Dollars in thousands, except share and per share data)
Note 19. Subsequent Events
Management has reviewed material events subsequent of the period ended June 30, 2022 and prior to the filing of financial statements in accordance with FASB ASC 855, Subsequent Events.

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

Recent Developments
Leadership Changes: On March 21, 2022, Tod Hynes resigned his XL Fleet roles of President and a member of its board of directors. On April 11, 2022, XL Fleet appointed Donald P. Klein as Chief Financial Officer..
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
Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part II Section 1A. entitled “Risk Factors” of this Form 10-Q and within our Annual Report on Form 10-K for the year ended December 31,2021, filed with the SEC on March 1, 2022.
We are a provider in fleet electrification and energy efficiency infrastructure solutions. We have a strategy to leverage our existing products and sales channel to market. Key factors affecting our operating results include our ability to execute on the results of the Company's strategic review, which includes narrowing the focus of the Company on the most profitable products and strategically reducing some aspects of the Company's hybrid offering. There are challenges and risks to our plan to capture these opportunities, such as:
•system architecture design choices must provide adequate functionality and value for customers;
•component sourcing agreements must deliver targets for cost reduction while maintaining high quality and reliability;
•sales and marketing efforts must be effective in forging the relationships to deliver these products to market and generate demand from the end users and channel partners.
•OEMs and principal equipment component suppliers must be able to provide ample supply throughout the year to meet our sales goals. We have experienced interruptions in OEM vehicle supply amid a worldwide microchip shortage. This has resulted in very limited OEM deliveries of new chassis to our commercial customers during 2021 and the first half of 2022. While we are expecting some increase in deliveries in the second half of 2022, there is still be a significant adverse impact on vehicle deliveries on account of the microchip shortage. This has had and continues to have an adverse impact on our operating results in fiscal year 2022. We have seen positive signs in terms of increased budgets from municipal customers, but we believe the OEM chip shortage is hindering the rebound in that area of the market, despite budget availability;

•the XL Grid energy efficiency business is dependent on incentives provided by utility companies and any change in those incentives could have a negative impact on that business;
•energy-efficiency upgrades must translate into bottom-line savings for our clients; and
•our success will depend on our ability to make it easier, cheaper and simpler for companies to electrify their fleets.
Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The consolidated statements of operations for the three months ended June 30, 2022 and 2021 are presented below:

	For the Three Months Ended June 30,
(in thousands, except per share amounts)	2022		2021	$ Change	% Change
Revenues	$3,010		$3,694	$(684)	(19)%
Cost of revenues	2,445		2,732	(287)	(11)%
Gross profit	565		962	(397)	(41)%
Operating expenses:
Engineering, research and development	2,404		2,809	(405)	(14)%
Selling, general and administrative expenses	12,801		10,822	1,979	18%
Loss from operations	(14,640)		(12,669)	(1,971)	16%
Other income	(1,942)	(1,942)	(2,200)	258	(12)%
Net loss	$(12,698)		$(10,469)	$(2,229)	21%

Net loss per common share:
Basic and diluted	$(0.09)		$(0.08)	$(0.01)	19%

Drivetrain Segment
Revenues	$808		$1,282	$(474)	(37)%
Operating loss	(3,404)		(3,950)	546	(14)%

XL Grid Segment
Revenues	$2,202		$2,412	$(210)	(9)%
Operating loss	(1,453)		(438)	(1,015)	232%
Revenues
Revenues decreased by $0.7 million, or 18.5%, to $3.0 million in the three months ended June 30, 2022 from $3.7 million for the three months ended June 30, 2021. The decrease was primarily due to a net decrease of $0.5 million in revenues in the Drivetrain segment. The decrease is partly due to timing as well as interruptions in OEM vehicle supply amid a worldwide microchip shortage. Revenues in the XL Grid segment decreased $0.2 million to $2.2 million for the three months ended June 30, 2022 from $2.4 million for the three months ended June 30, 2021. Revenues for the three months ended June 30, 2021 only reflect the period from May 17, 2021, the date of the acquisition of World Energy. This decrease was due to lower numbers of projects in the second quarter of 2022 versus the second quarter of 2021.
Cost of Revenues
Cost of revenues decreased by $0.3 million, or 10.5%, to $2.4 million in the three months ended June 30, 2022 from $2.7 million for the three months ended June 30, 2021. The decrease was primarily attributable to the decreased revenues noted above offset by higher costs of revenues in the XL Grid segment.

Gross Profit
Gross profit decreased by $0.4 million, to $0.6 million in the three months ended June 30, 2022 from $1.0 million for the three months ended June 30, 2021. The gross profit decrease was primarily in the XL Grid segment due to lower number of projects and higher costs of revenues on those projects.
Engineering, Research and Development
Engineering, research and development expenses decreased by $0.4 million, or 14.4%, to $2.4 million in the three months ended June 30, 2022 from $2.8 million for the three months ended June 30, 2021. The decrease was primarily due to lower consulting and development expenses as a result of the Company's decision in the first quarter of 2022 to discontinue plug-in hybrid products and scale back other hybrid platforms. These decreases were partially offset by higher development costs related to the Company's agreement with Curb Tender to provide a fully electric Class 6 refuse vehicle as well as costs associated with the Company's agreement with the Department of Defense.
Selling, General and Administrative
Selling, general, and administrative expenses increased by $1.5 million, or 13.4%, to $12.3 million in the three months ended June 30, 2022 from $10.8 million for the three months ended June 30, 2021. The increase consisted principally of an increase in expenses at World Energy as the expenses for the three months ended June 30, 2021 include only the period from May 17, 2021, the date of the acquisition, while the expenses for the three months ended June 30, 2022 include a full three months of expenses. Expense for non-legal professional fees declined but this decrease was substantially offset by higher legal expenses relating to the SEC investigation and other legal matters.
Other (Income) Expense
Other income was $1.9 million for the three months ended June 30, 2022 versus $2.2 million for the three months ended June 30, 2021. The change in fair value of the warrant liability was a gain of $1.8 million for the three months ended June 30, 2022 compared to a gain of $2.7 million for the three months ended June 30, 2021 due to a larger decline in the value of the Company's stock in the second quarter of 2021. The change in value of the obligation to issue shares of common stock to the sellers of World Energy was a gain of $0.1 million for the three months ended June 30, 2022 versus a loss of $(0.5) million for the three months ended June 30, 2021. The loss in the second quarter of 2021 related to an increase in the Company's stock price from May 17, 2021, the date of the acquisition, through June 30, 2021 while in the second quarter of 2022, the Company's stock price declined.

Comparison of the Six Months Ended June 30, 2022 and 2021
The consolidated statements of operations for the six months ended June 30, 2022 and 2021 are presented below:

	For the Six Months Ended June 30,
(in thousands, except per share amounts)	2022		2021	$ Change	% Change
Revenues	$7,773		$4,369	$3,404	78%
Cost of revenues	7,641		4,123	3,518	85%
Gross profit	132		246	(114)	(46)%
Operating expenses:
Engineering, research and development	5,393		4,221	1,172	28%
Selling, general and administrative expenses	24,459		18,780	5,679	30%
Impairment of goodwill	8,606		—	8,606	N.M. %
Loss from operations	(38,326)		(22,755)	(15,571)	68%
Other income	(9,551)	(9,551)	(74,200)	64,649	(87)%
Net (loss) income	$(28,775)		$51,445	$(80,220)	(156)%

Net (loss) income per common share:
Basic	$(0.20)		$0.37	$(0.58)	(154)%
Diluted	$(0.20)		$(0.17)	$(0.03)	19%

Drivetrain Segment
Revenues	$1,406		$1,957	$(551)	(28)%
Operating loss	(9,310)		(7,511)	(1,799)	24%

XL Grid Segment
Revenues	$6,367		$2,412	$3,955	164%
Operating loss	(2,894)		(489)	(2,405)	492%
Revenues
Revenues increased by $3.4 million, or 77.9%, to $7.8 million in the six months ended June 30, 2022 from $4.4 million for the six months ended June 30, 2021. The increase was due to higher revenues in the XL Grid segment of $4.0 million which increased to $6.4 million for the six months ended June 30, 2022 from $2.4 million for the six months ended June 30, 2021 as a result of the 2022 period including a full six months of activity of World Energy while the 2021 period only included activity from the acquisition date of May 17, 2021. Revenues declined $0.6 million, or 28.2%, in the Drivetrain segment to $1.4 million for the three months ended June 30, 2022 from $2.0 million for the three months ended June 30, 2021.
Cost of Revenues
Cost of revenues increased by $3.5 million, or 85.3%, to $7.6 million in the six months ended June 30, 2022 from $4.1 million for the six months ended June 30, 2021. The increase was primarily in the XL Grid segment due to the increase in revenues from World Energy which was acquired on May 17, 2021. Decreased cost of revenues in the Drivetrain segment as a result of lower revenues were offset by charges of approximately $1.7 million for the six months ended June 30, 2022 from the write-down of inventory to net realizable value for certain components that were deemed obsolete as a result of the Company's plans to discontinue plug-in hybrid and scale back other hybrid platforms.

Gross Profit
Gross profit decreased by $0.1 million, to $0.1 million in the six months ended June 30, 2022 from $0.2 million for the six months ended June 30, 2021. The gross profit in the XL Grid segment increased by $0.8 million as a result of the higher revenues offset by higher costs of revenues in 2022. Drivetrain gross loss was higher in the six months ended June 30, 2022 due to the lower revenues and inventory obsolescence charge described above.
Engineering, Research and Development
Engineering, research and development expenses increased by $1.2 million, or 27.8%, to $5.4 million in the six months ended June 30, 2022 from $4.2 million for the six months ended June 30, 2021. The increase was solely attributable to research and development activities within the Drivetrain segment. The increase related to higher employee compensation and benefits due to higher headcount prior to the reduction in force as well as higher development costs related to the Company's agreement with Curb Tender to provide a fully electric Class 6 refuse vehicle as well as costs associated with the Company's agreement with the Department of Defense. These increases were offset by decreased professional fees including consulting and temporary help.
Selling, General and Administrative
Selling, general, and administrative expenses increased by $5.2 million, or 27.4%, to $23.9 million in the six months ended June 30, 2022 from $18.8 million for the six months ended June 30, 2021. The increase was primarily due to the acquisition of World Energy which was acquired on May 17, 2021 as well as severance charges of $1.4 million related to restructuring actions and the separation of the Company's President and Chief Financial Officer in the first quarter of 2022. Higher compensation costs due to higher headcount prior to the reduction in force in the first quarter of 2022 as well as higher legal expenses due to the SEC investigation and other legal matters were partially offset by lower professional fees in 2022.
Impairment of Goodwill

In the first quarter of 2022, due to reductions in the Company’s stock price and related market capitalization, the Company performed an assessment of its goodwill for impairment. Based on its assessment, the Company concluded that the goodwill was fully impaired and recognized a charge to $8.6 million.
Other (Income) Expense
Other income was $9.6 million for the six months ended June 30, 2022 compared to $74.2 million for the six months ended June 30, 2021. The decrease in other income was driven by a decrease in the gain on the change in fair value of the warrant liability, which was $4.5 million for the six months ended June 30, 2022 versus $74.7 million for the six months ended June 30, 2021. This decrease related to a higher decrease in the fair value of the Company's common stock in the six months ended June 30, 2021compared to the six months ended June 30, 2022. This decrease was partially offset by a gain on the extinguishment of debt of $4.5 million in the six months ended June 30, 2022 related to the wind-down of the New Market Tax Credit obligation in January 2022 The Company recorded a gain of $0.5 million related to the change in the fair value of the obligation to issue shares of common stock to the sellers of World Energy in the six months ended June 30, 2022 compared to a loss of $0.5 million in the six months ended June 30, 2021. The gain for the six months ended June 30, 2022 related to the decline in the Company's stock price during that period while the loss for the six months ended June 30, 2021 related to an increase in the Company's stock price for the period from the acquisition of World Energy on May 17, 2021 through June 30, 2021.
Liquidity and Capital Resources
The Company’s cash requirements depend on many factors, including the execution of its business strategy and plan. The Company remains focused on carefully managing costs, including capital expenditures, maintaining a strong balance sheet, and ensuring adequate liquidity. The Company’s primary cash needs are for operating expenses, working capital and capital expenditures to support the growth in its business. Working capital is impacted by the timing and extent of the Company’s business needs. As of June 30, 2022, we had working capital of $333.2 million, including cash and cash equivalents of $322.5 million.

As part of its strategic review, the Company decided to narrow its operational focus in order to more effectively and judiciously execute on its strategy moving forward as well as to preserve cash. As part of this process, the Company strategically reduced some aspects of the hybrid offerings and limiting its products to those platforms and applications that are most scalable and provide the most substantial return on investment. As part of this narrowing of focus, the Company took actions in the first quarter of 2022 to align its team and resources with its near-term needs. As part of this, the Company eliminated 51 positions across the organization and incurred severance charges of $840.
The Company expects to continue to incur net losses in the short term, as it continues its strategic review. Based on the Company’s current liquidity, management believes that no additional capital will be needed to execute its current business plan over the next 12 months.
Other than the factors discussed in this section, the Company is not aware of any other trends, demands or commitments that would materiality affect liquidity or those that relate to its resources as of June 30, 2022.
Cash Flows Summary
Presented below is a summary of our operating, investing and financing cash flows:

	Six Months Ended
	June 30,
(in thousands)	2022	2021
Net cash provided by (used in)
Operating activities	$(30,272)	$(20,544)
Investing activities	744	(9,886)
Financing activities	223	85,439
Net change in cash and cash equivalents	$(29,305)	$55,009
Cash Flows Used in Operating Activities
The Company’s cash flows from operating activities have historically been significantly affected by its cash investments to support the growth and operations of its business in areas such as research, development and engineering and selling, general and administrative expense and working capital. During the six months ended June 30, 2022, the Company has scaled back our Drivetrain, XL Grid and corporate operations, which is expected to reduce near term operating cash burn.

The net cash used in operating activities for the six months ended June 30, 2022 was $30.3 million. Uses of cash consisted principally of a net loss of $28.8 million, and a decrease of $3.0 million in accrued expenses and other current liabilities due to the payment of 2021 bonuses in the first quarter of 2022 as well the as the payment of $1.9 million of contingent consideration payments in the first quarter of 2022.
Cash Flows Provided by Investing Activities
The changes in cash flows from investing activities are related to purchases of property and equipment. The net cash provided by investing activities for the six months ended June 30, 2022 was principally $0.8 million from the return of a deposit for the acquisition of equipment made in 2021 for a project which the Company discontinued in the first quarter of 2022 and proceeds from the sale of property and equipment of $0.2 million in the second quarter of 2022.
Cash Flows Provided by Financing Activities
The net cash provided by financing activities for the six months ended June 30, 2022 was $0.2 million which primarily consisted of $0.4 million in proceeds from the exercise of stock options offset by financing lease payments and repayments of long-term debt. For the six months ended ended June 30, 2021, the cash provided by financing activities primarily consisted of proceeds from the exercise of public warrants.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risks in the ordinary course of our business. There have been no material changes to these risks from December 31, 2021.
Item 4. Controls and Procedures.
Management’s Evaluation of our Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer (Principal Executive Officer) and its Chief Financial Officer (Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, the Company’s Principal Executive Officer and its Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022.

Based on this evaluation, including the presence of material weaknesses as discussed below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2022.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Increases in costs, disruption of supply or shortage of raw materials, including lithium-ion battery cells could affect our business

In the production of our electrified powertrain solutions, we have experienced, and in the future may again experience, increases in the cost or a sustained interruption in the supply or shortage of our components. Any such increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. The prices for our components fluctuate depending on market conditions and global demand and could adversely affect our business, prospects, financial condition and operating results. For instance, we are exposed to multiple risks relating to price fluctuations for battery cells. These risks include:

•the inability or unwillingness of current battery manufacturers to build or operate battery cell production facilities to supply the numbers of battery cells required to support the growth of the electric vehicle industry as demand for such cells increases;

•disruption in the supply of cells due to quality issues or recalls by the battery cell manufacturers

•an increase in the cost of raw materials; and

•fluctuations or shortages in petroleum, inflation, and other economic conditions could cause us to experience significant increases in freight charges.
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

Also, the invasion of Ukraine by Russia has increased the costs of components, pushing nickel and aluminum prices higher. Russia’s largest miner Normickel produces around 20% of the world’s supplies of high purity class 1 nickel, which is used in EV batteries, according to Benchmark Mineral Intelligence. Russia is also a larger provider of aluminum, used in batteries. The war in Ukraine could affect the sales of electric cars. The price of nickel, an essential ingredient in most batteries, has substantially increased because of fear that Russia supplies could be cut off.

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
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit No.	Description	Included	Form	Filing Date
10.1*+	Executive Severance Policy dated as of May 11, 2022	Herewith
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
Herewith
32.1^*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
32.2^*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
101.INS*	Inline XBRL Instance Document	Herewith
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Herewith
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	Herewith
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	Herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Herewith
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Herewith

*	Filed herewith

+	Indicates a management contract or compensatory plan or arrangement.

∧	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XL FLEET CORP.

Date: August 9, 2022	By:	/s/ Eric Tech
	Name:	Eric Tech
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Donald P. Klein
	Name:	Donald P. Klein
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)