Form 10-Q
period 2022-09-30
XL Fleet Corp.
filed 2022-11-09
CIK 1772720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q
___________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
THE TRANSITION PERIOD FROM _________ TO _________
Commission File Number 001-38971
XL Fleet Corp.
(Exact name of Registrant as specified in its Charter)

Delaware	83-4109918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

47000 Liberty Drive Wixom, MI	48393
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (617) 718-0329
___________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Shares of common stock, $0.0001 par value	XL	New York Stock Exchange
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
As of November 4, 2022, 144,120,662 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

		PAGE
PART I – FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)	3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	49

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3	Defaults Upon Senior Securities	53
Item 4	Mine Safety Disclosures	53
Item 5.	Other Information	53
Item 6.	Exhibits	54
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
iii

Part I - Financial Information
Item 1. Financial Statements
XL Fleet Corp.
Unaudited Condensed Consolidated Balance Sheets
September 30, 2022 and December 31, 2021

	As of
(In thousands, except share and per share amounts)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$239,512	$351,676
Restricted cash	32,122	150
Accounts receivable, net	17,159	6,477
Inventory, net	14,101	15,262
Interest rate swap assets, current	7,229	—
Prepaid expenses and other current assets	5,674	1,040
Total current assets	315,797	374,605
Solar energy systems, net	404,380	—
Other property and equipment, net	1,655	3,495
Interest rate swap assets, non-current	28,001	—
Intangible assets, net	1,061	1,863
Right-of-use asset	7,635	4,564
Goodwill	158,636	8,606
Other assets	466	88
Total assets	$917,631	$393,221
Liabilities, redeemable noncontrolling interests and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$25,340	$78
Accounts payable	6,806	3,799
Lease liability, current	1,462	900
Accrued expenses and other current liabilities	25,101	11,856
Total current liabilities	58,709	16,633
Long-term debt, net of current portion	485,030	21
Deferred revenue	1,458	691
Lease liability, non-current	7,003	3,599
Warrant liabilities	259	5,405
Contingent consideration	73	541
Other long-term liabilities	10	—
New market tax credit obligation	—	4,521
Total liabilities	552,542	31,411

Redeemable noncontrolling interests	38,900	—

Stockholders’ equity
Common stock, $0.0001 par value; 350,000,000 shares authorized at September 30, 2022 and December 31, 2021; 143,863,062 and 140,540,671 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	14	14
Additional paid-in capital	464,042	461,207
Noncontrolling interests	12,324	—
Accumulated deficit	(150,191)	(99,411)
Total stockholders’ equity	326,189	361,810
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$917,631	$393,221

See notes to Unaudited Condensed Consolidated Financial Statements.

XL Fleet Corp.
Unaudited Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share and share amounts)	2022	2021	2022	2021

Revenues	$8,360	$3,200	$16,133	$7,569

Operating expenses:
Cost of revenues - solar energy systems depreciation	1,334	—	1,334	—
Cost of revenues - operations and maintenance	640	—	640	—
Cost of revenues - loan servicing	2	—	2	—
Cost of revenues - inventory and other direct costs	2,701	2,510	10,342	6,633
Engineering, research and development	2,348	3,217	7,741	7,438
Selling, general, and administrative expenses	29,343	12,742	53,802	31,522
Impairment of goodwill	—	—	8,606	—
Total operating expenses	36,368	18,469	82,467	45,593
Loss from operations	(28,008)	(15,269)	(66,334)	(38,024)
Other (income) expense:
Interest expense, net	2,122	14	2,141	35
Gain on extinguishment of debt	—	—	(4,527)	—
Loss on asset disposal	771	24	755	45
Change in fair value of obligation to issue shares of common stock to sellers of World Energy	(42)	(532)	(540)	(18)
Change in fair value of warrant liability	(646)	(7,229)	(5,146)	(81,960)
Change in fair value of interest rate swaps	(8,533)	—	(8,533)	—
Other income	(94)	(15)	(123)	(40)
Net (loss) income	(21,586)	(7,531)	(50,361)	43,914
Less: Net income attributable to noncontrolling interests	419	—	419	—
Net (loss) income attributable to XL Fleet	$(22,005)	$(7,531)	$(50,780)	$43,914
Net (loss) income attributable to XL Fleet per share, basic	$(0.15)	$(0.05)	$(0.36)	$0.32
Net (loss) income attributable to XL Fleet per share, diluted	$(0.15)	$(0.05)	$(0.36)	$0.30
Weighted-average shares outstanding, basic	142,895,483	139,392,170	142,142,971	138,082,355
Weighted-average shares outstanding, diluted	142,895,483	139,392,170	142,142,971	148,469,108
See notes to Unaudited Condensed Consolidated Financial Statements.

XL Fleet Corp.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Three and Nine Months Ended September 30, 2022 and 2021

		For the Three and Nine Months Ended September 30, 2022
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Noncontrolling Interests	Accumulated Deficit	Stockholders’ Equity
(In thousands, except share amounts)		Shares	Amount
Balance at December 31, 2021	$—	140,540,671	$14	$461,207	$—	$(99,411)	$361,810
Exercise of stock options	—	1,312,320	—	258	—	—	258
Issuance of restricted stock	—	2,205	—	—	—	—	—
Issuance of shares as contingent consideration relating to Quantum business acquisition	—	100,000	—	186	—	—	186
Stock-based compensation expense	—	—	—	381	—	—	381
Net loss	—	—	—	—	—	(16,077)	(16,077)
Balance at March 31, 2022	—	141,955,196	14	462,032	—	(115,488)	346,558
Exercise of stock options	—	440,065	—	175	—	—	175
Issuance of restricted stock	—	97,572	—	—	—	—	—
Stock-based compensation expense	—	—	—	1,081	—	—	1,081
Net loss	—	—	—	—	—	(12,698)	(12,698)
Balance at June 30, 2022	—	142,492,833	14	463,288	—	(128,186)	335,116
Exercise of stock options	—	444,312	—	101	—	—	101
Issuance of restricted stock	—	925,917	—	—	—	—	—
Stock-based compensation expense	—	—	—	2,651	—	—	2,651
Buyout of noncontrolling interests	—	—	—	(1,998)	(200)	—	(2,198)
Capital distributions to noncontrolling interests	—	—	—	—	(379)	—	(379)
Noncontrolling interests related to acquisition of Spruce Power	38,695	—	—	—	12,689	—	12,689
Net income (loss)	205	—	—	—	214	(22,005)	(21,791)
Balance at September 30, 2022	$38,900	143,863,062	$14	$464,042	$12,324	$(150,191)	$326,189

	For the Three and Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2020	131,365,254	$13	$317,084	$(128,201)	$188,896
Exercise of warrants	233,555	—	—	—	—
Exercise of Public warrants	7,441,020	1	85,554	—	85,555
Settlement of warrant liability upon exercise of warrants	—	—	47,162	—	47,162
Settlement of warrant liability upon call of warrants	—	—	591	—	591
Proceeds from PIC shares recapitalization	—	—	75	—	75
Exercise of stock options	65,875	—	16	—	16
Stock-based compensation expense	—	—	442	—	442
Net income	—	—	—	61,914	61,914
Balance at March 31, 2021	139,105,704	14	450,924	(66,287)	384,651
Exercise of stock options	29,870	—	7	—	7
Issuance of shares in business combination with World Energy	231,002	—	1,439	—	1,439
Stock-based compensation expense	—	—	754	—	754
Net loss	—	—	—	(10,469)	(10,469)
Balance at June 30, 2021	139,366,576	14	453,124	(76,756)	376,382
Exercise of stock options	37,338	—	9	—	9
Stock-based compensation expense	—	—	1,194	—	1,194
Net loss	—	—	—	(7,531)	(7,531)
Balance at September 30, 2021	139,403,914	$14	$454,327	$(84,287)	$370,054

See notes to Unaudited Condensed Consolidated Financial Statements.

XL Fleet Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
(In thousands)	2022	2021

Operating activities:
Net (loss) income	$(50,361)	$43,914
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	4,113	2,390
Bad debt expense	1,038	204
Depreciation and amortization expense	2,911	1,074
Impairment of goodwill	8,606	—
Contingent consideration	—	(23)
Change in fair value of obligation to issue shares of common stock	(540)	(18)
Fair value change of interest rate swaps	(8,533)	—
Fair value change of warrant liability	(5,146)	(81,960)
Gain on extinguishment of debt	(4,527)	—
(Gain) loss on disposal of assets	(9)	45
Change in operating right-of-use assets	517	7
Interest on finance leases	20	25
Debt discount	—	(40)
Changes in operating assets and liabilities:
Accounts receivable, net	(725)	10,883
Inventory, net	1,161	(13,248)
Prepaid expenses and other current assets	496	286
Other assets	(20)	(23)
Accounts payable	79	(2,269)
Accrued expenses and other current liabilities	3,757	4,420
Deferred revenue	767	118
Net cash used in operating activities	(46,396)	(34,215)
Investing activities:
Proceeds from sale of property and equipment	535	—
Investment and acquisitions, net of cash acquired	(32,585)	(8,188)
Return of deposit	780	—
Purchase of convertible note	—	(3,000)
Purchases of property and equipment	(263)	(2,917)
Net cash used in investing activities	(31,533)	(14,105)
Financing activities:
Repayments of debt	(76)	(85)
Repayments under financing leases	(144)	(150)
Proceeds from recapitalization of PIC shares	—	75
Proceeds from exercise of stock options	534	32
Proceeds from exercise of Public Warrants	—	85,555
Capital distributions to noncontrolling interests	(2,577)	—

Net cash (used in) provided by financing activities	(2,263)	85,427
Net change in cash and cash equivalents and restricted cash:	(80,192)	37,107
Cash and cash equivalents and restricted cash, beginning of period	351,826	329,791
Cash and cash equivalents and restricted cash, end of period	$271,634	$366,898
Supplemental disclosure of cash flow information:
Cash paid for interest	$22	$35
Supplemental disclosures of noncash investing and financing information:
Recording of operating lease asset and liability	$1,838	$—
Settlement of lease liability	$569	$—
Settlement of contingent liability through issuance of shares	$186	$—
Settlement of warrant liability upon exercise of Public Warrants	$—	$47,162
Settlement of warrant liability upon call of warrants	$—	$591
Equipment financing	$—	$271
See notes to Unaudited Condensed Consolidated Financial Statements.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Amounts in thousands, except share and per share data)

Note 1. Organization and Description of Business
Description of Business: XL Fleet Corp. and its subsidiaries (“XL Fleet” or the “Company”) has historically been a provider of fleet electrification solutions for commercial vehicles in North America, offering its systems for vehicle electrification (“Drivetrain”) and through its energy efficiency and infrastructure solutions business, including offering and installing charging stations to enable customers to effectively and cost-effectively develop the charging infrastructure required for their electrified vehicles (the “XL Grid” segment).
Acquisition of Spruce Power: On September 9, 2022 (“Closing Date”), the Company acquired 100% of the membership interests of Spruce Holding Company 1 LLC, Spruce Holding Company 2 LLC, Spruce Holding Company 3 LLC, and Spruce Manager LLC (collectively and together with their subsidiaries, “Spruce Power”) (See Note 3. Business Combinations). Spruce Power generates revenues through the sale to homeowners of power generated by its residential solar energy systems pursuant to long-term agreements, and the servicing of those agreements for other institutional owners of residential solar energy systems.
Spruce Power holds subsidiary fund companies that own and operate portfolios of residential solar energy systems. The solar energy systems are subject to solar lease agreements ("SLAs") and power purchase agreements ("PPAs", together with the SLAs, "Customer Agreements") with residential customers who benefit from the production of electricity produced by the solar energy systems. The solar energy systems may qualify for subsidies and other incentives as provided by various states and local agencies. These benefits have been retained by the entities that own the systems, with the exception of the investment tax credit under Section 48 of the Internal Revenue Code ("IRC"), which was passed through to owners.
Spruce Power also engages in the energy efficiency and solar loan servicing business. Spruce Power offers services which include asset management services and operating and maintenance services for residential solar photovoltaic projects, in addition to, loan servicing support that allows residential consumers to finance energy efficiency home improvements and residential solar energy systems.
Note 2. Summary of Significant Accounting Policies
Basis of consolidated financial statement presentation: The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. The accompanying Unaudited Condensed Consolidated Financial Statements of the Company include the accounts of its wholly owned subsidiaries and variable interest entities, for which the Company was the primary beneficiary. The Company reports its consolidated financial information under three operating reportable segments: (i) Drivetrain, (ii) XL Grid, and (iii) Residential Solar. All significant intercompany transactions have been eliminated in consolidation.
Variable interest entities: In accordance with the provisions of FASB ASC 810, Consolidation ("ASC 810"), the Company consolidates any variable interest entity ("VIE") of which it is the primary beneficiary. The Company formed or acquired VIEs which are partially funded by tax equity investors in order to facilitate the funding and monetization of certain attributes associated with solar energy systems. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company evaluates its relationships with the VIEs on an ongoing basis to determine if it is the primary beneficiary.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Amounts in thousands, except share and per share data)
Note 2. Summary of Significant Accounting Policies, continued

The Company's investments in ORE F4 HoldCo, LLC, ORE F5A HoldCo, LLC, ORE F6 HoldCo, LLC, Sunserve Residential Solar I, LLC, RPV Fund 11 LLC and RPV Fund 13 LLC (collectively, the "Funds") were determined to be variable interests in VIEs. The Company considered the provisions within the contractual arrangements that grant it power to manage and make decisions that affect the operation of the VIEs, including determining the solar energy systems contributed to the VIEs, and the operation and maintenance of the solar energy systems. The Company considers the rights granted to the other investors under the contractual arrangements to be more protective in nature rather than substantive participating rights. As such, the Company was determined to be the primary beneficiary and the assets, liabilities and activities of the Funds are consolidated by the Company. (See Note 13. Noncontrolling Interests)

Noncontrolling interests: The distribution rights and priorities for the Funds as set forth in their respective operating agreements differ from the underlying percentage ownership interests of the members. As a result, the Company allocates income or loss to the noncontrolling interest holders of the Funds utilizing the hypothetical liquidation of book value ("HLBV") method, in which income or loss is allocated based on the change in each member's claim on the net assets at the end of each reporting period, adjusted for any distributions or contributions made during such periods. The HLBV method is commonly applied to investments where cash distribution percentages vary at different points in time and are not directly linked to an equity member's ownership percentage.

The HLBV method is a balance sheet-focused approach. Under this method, a calculation is prepared at each reporting date to determine the amount that each member would receive if the entity were to liquidate all of its assets and distribute the resulting proceeds to its creditors and members based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is used to derive each member's share of the income or loss for the period.

Use of estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of expenses during the reporting period. The Company’s most significant estimates and judgments involve inventory reserves, deferred income taxes, warranty reserves, valuation of share-based compensation, the valuation of warrant liability, useful lives of certain assets and liabilities, the allowance for doubtful accounts, and the valuation of business combinations, including the fair values and useful lives of acquired assets and assumed liabilities and the fair value of purchase consideration. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.
Concentration of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and trade receivables. At times, such cash may be in excess of the FDIC limit. At September 30, 2022 and December 31, 2021, the Company had cash in excess of the $250 federally insured limit. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.
With respect to trade receivables, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited. As of September 30, 2022, one customer accounted for approximately 13% of accounts receivable, net. As of December 31, 2021, two customers accounted for approximately 74% and 11% of accounts receivable, net. For the three months ended September 30, 2022 and 2021, one customer accounted for approximately 19% and 80% of revenues, respectively. For the nine months ended September 30, 2022 and 2021, three and two customers accounted for approximately 64% and 56% of revenues, respectively.
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

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Amounts in thousands, except share and per share data)
Note 2. Summary of Significant Accounting Policies, continued

Restricted cash: Restricted cash held at September 30, 2022 and December 31, 2021, consists of $150 for a bank deposit required for a letter of credit which is reserved for the Company’s California lease while restricted cash held at September 30, 2022 also includes $31,972 of cash that is subject to restriction due to provisions in the Company's financing agreements and the operating agreements of the Funds that are accounted for as consolidated VIEs. The restricted cash may be subject to depository and collateral account agreements. The carrying amount reported in the Unaudited Consolidated Balance Sheet for restricted cash approximates fair value.
The following table provides a reconciliation of Cash and Cash Equivalents and Restricted Cash in the Unaudited Condensed Consolidated Balance Sheets to the total amount shown in the Unaudited Consolidated Statements of Cash Flows:

	As of
	September 30, 2022	September 30, 2021
Cash and cash equivalents	$239,512	$366,748
Restricted cash	32,122	150
Total cash, cash equivalents, and restricted cash	$271,634	$366,898
Accounts receivable, net: Accounts receivable are stated at the gross invoice amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is maintained at a level considered adequate to provide for potential account losses on the balance based on management’s evaluation of the anticipated impact of current economic conditions, changes in the character and size of the balance, past and expected future loss experience, among other pertinent factors. As of September 30, 2022 and December 31, 2021, the Company’s allowance for doubtful accounts was $151 and $148, respectively.
Inventory, net: Inventory is comprised of raw materials, work in process and finished goods. Inventory is stated at the lower of cost or net realizable value. Cost of raw material inventories include the purchase and related costs incurred in bringing the products to their present location and condition. The Company uses consistent methodologies to evaluate inventory for net realizable value and periodically reviews inventories for obsolescence and any inventories identified as slow moving or obsolete are initially reserved for and then written-off. As of September 30, 2022 and December 31, 2021, the Company’s inventory reserve for obsolescence was $4,206 and $2,863, respectively. The increase in the inventory reserve at September 30, 2022 reflects the restructuring undertaken and the related products that were eliminated.

Solar energy systems, net: Solar energy systems, net consists of residential solar energy systems which are subject to Customer Agreements. Solar energy systems are recorded at fair value upon acquisition, less any impairment charges. For all acquired systems, the Company calculates depreciation using the straight-line method over the remaining useful life as of the acquisition date based on a 30-year useful life from the date the asset was placed in service. When a solar energy system is sold or otherwise disposed of, a gain (or loss) is recognized for the amount of cash received in excess of the net book value of the solar energy system (or vice versa) at which time the related solar energy system is removed from the balance sheet.

Depreciation expense of solar energy systems for the nine months ended September 30, 2022 was $1,320.
Other property and equipment, net: Other property and equipment, net is stated at cost less accumulated depreciation, or if acquired in a business combination, at fair value as of the date of acquisition. Depreciation is calculated using the straight-line method, based upon the following estimated useful lives:

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

Depreciation expense of other property and equipment for the nine months ended September 30, 2022 and 2021 was $571 and $445, respectively.

Asset retirement obligations: Customer agreements only require that solar energy systems be removed if: (1) the customer has not renewed the customer agreement or exercised their purchase option and (2) the host customer requests the Company to remove the system. Upon review of the Company's estimate of the probability of required system removal, the Company considered current industry trends and has determined that it is highly probable that the customers will choose to renew their agreements or exercise the buyout option as the systems have an estimated useful life greater than the terms of the customer agreements and would still present value to the customer through cost savings. Therefore, the Company believes that the probability-weighted estimated removal costs are nominal.

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

Amortization expense for intangible assets for the nine months ended September 30, 2022 and 2021 was $1,020 and $629, respectively.
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
See Note 10. Fair Value Measurements for additional information on assets and liabilities measured at fair value.
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

In the first quarter of 2022, the Company believed there were indicators that the carrying amount of its goodwill may be impaired due to a decline in the Company’s stock price and market capitalization. As a result, the Company performed an assessment of its goodwill for impairment. The Company elected to forego the qualitative test and proceeded to perform a quantitative test. The Company compared the book value of its single reporting unit to the fair value of its public float. The market capitalization was below the fair value of the Company by an amount in excess of its reported value of goodwill. As a result, the Company recorded a charge of $8,606 to fully impair goodwill in the first quarter of 2022.
Revenue: The Company’s revenue is derived through three operating segments: (1) the Drivetrain segment generates revenue from the sales of hybrid electric powertrain systems, (2) the XL Grid segment generates revenues through turnkey energy efficiency, renewable technology, and other energy solutions, and (3) the Residential Solar segment primarily generates revenue through the sale to homeowners of power generated by its residential solar energy systems pursuant to long-term agreements.
The Drivetrain products are marketed and sold to end-user fleet customers and channel partners in the United States and Canada. The Company’s XL Grid solutions are marketed and sold to municipalities, corporations and other businesses and principally funded through energy incentives provided through public and private utilities. The XL Grid business primarily consists of the operations acquired through the May 2021 acquisition of World Energy Efficiency Services LLC ("World Energy"). Sales of products and services are subject to economic conditions and may fluctuate based on changes in the industry, trade policies, financial markets, and funded energy incentives.
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
Residential Solar Segment Revenues
Energy generation - Customers purchase electricity under PPAs or SLAs. Revenue is recognized from contracts with customers as performance obligations are satisfied at a transaction price reflecting an amount of consideration based upon an estimated rate of return which is expressed as the solar rate per kilowatt hour or a flat rate per month as defined in the customer contracts.
•PPAs - Under ASC 606, Revenue from Contracts with Customers, PPA revenue is recognized when generated based upon the amount of electricity delivered as determined by remote monitoring equipment at solar rates specified under the PPAs.
•SLAs - The Company has SLAs, which do not meet the definition of a lease under ASC 842, Leases, and are accounted for as contracts with customers under ASC 606. Revenue is recognized on a straight-line basis over the contract term as the obligation to provide continuous access to the solar energy system is satisfied. The amount of revenue recognized may not equal customer cash payments because the performance obligation has been satisfied ahead of cash receipt or evenly as continuous access to the solar energy system has been provided. The differences between revenue recognition and cash payments received are reflected in accounts receivable, other assets or deferred revenue, as appropriate.

Solar renewable energy credits - The Company has contracts with third parties to sell Solar Renewable Energy Credits ("SRECs") generated by the solar energy systems for fixed prices. Certain contracts that meet the definition of a derivative may be exempted as normal purchase or normal sales transactions ("NPNS"). NPNS are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. The Company's SREC contracts

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Amounts in thousands, except share and per share data)
Note 2. Summary of Significant Accounting Policies, continued

meet these requirements and are designated as NPNS contracts. Such SRECs are exempted from the derivative accounting and reporting requirements, and the Company recognizes revenues in accordance with ASC 606.The Company recognizes revenue for SRECs based on pricing predetermined within the respective contracts at a point of time when the SRECs are transferred.

Government incentives - The Company participates in the Residential Solar Investment Program of Connecticut, which offers a performance-based incentive (“PBI”) for certain of its solar energy systems that are associated with the program (“eligible systems”). PBIs are paid to the Company and recognized as revenue quarterly based on actual per-kilowatt-hour production delivered to the eligible systems. For systems up to 20kW, the Company will be paid a predetermined rate based on the eligible system start date. The program lasts for six years from the eligible systems’ start date. PBI revenue is accounted for under ASC 606 and is earned monthly based upon the actual electricity produced by the system.
MSA revenue - The Company earns operating and maintenance revenue from third-party residential solar fund customers at pre-determined rates for various operating and maintenance and asset management services as specified in Maintenance Service Agreements ("MSAs") and Operating Service Agreements ("OSAs"). The MSAs and OSAs contain multiple performance obligations, including routine maintenance, nonroutine maintenance, renewable energy certificate management, inventory management, delinquent account collections and customer account management. Pursuant to ASC 606, the Company has elected the "right to invoice" practical expedient and revenue for these performance obligations are recognized as services are rendered based upon the underlying contractual arrangements.

Loan servicing - The Company performs loan servicing functions for third parties in return for a servicing fee. The compensation is based on a percentage of the loans outstanding. The Company has elected the "right to invoice" practical expedient and loan servicing support revenues are recognized as services are rendered based upon the underlying contractual arrangements.
Cost of Revenues: Cost of revenues - inventory and other direct costs represents costs related to Drivetrain and XL Grid revenues. Drivetrain cost of revenues include the cost of the product, freight costs, installation labor, expected warranty expense, and inventory obsolescence charges. XL Grid cost of revenues include direct project costs including labor and materials.

Cost of revenues - operations and maintenance represents the costs of operating the solar systems primarily the costs of third parties used to service the systems.

Cost of revenues - solar energy systems depreciation represents the depreciation expense relating to the solar systems.
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
For both Drivetrain Systems and XL Grid solutions, the Company accrues the estimated cost of product warranties for unclaimed charges based on historical experiences and expected results. Should product failure rates and material usage costs differ from these estimates revisions to the estimated warranty liability are required. The Company periodically assesses the adequacy of its recorded product warranty liabilities and adjusts the balances as required. Warranty expense is

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Amounts in thousands, except share and per share data)
Note 2. Summary of Significant Accounting Policies, continued

recorded as a component of cost of product revenue in the statements of operations. The following is a roll-forward of the Company’s accrued warranty liability:

	For the Nine Months Ended September 30, 2022	For the Year Ended December 31, 2021
Balance at the beginning of the period	$2,547	$1,735
Acquisition date accrual for World Energy acquisition	—	25
Accrual for warranties issued	110	346
Accrual of additional warranty obligations	—	965
Warranty fulfillment charges	(336)	(524)
Balance at the end of the period	$2,321	$2,547
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
The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk- free interest rate and expected dividends. The Company does not have a significant history of trading of its common stock as it was not a public company until December 21, 2020, and as such expected volatility was estimated using historical volatilities of comparable public entities. The expected life of the awards is estimated based on a simplified method, which uses the average of the vesting term and the original contractual term. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected life of the awards. The dividend yield assumption is based on history and expectation of paying no dividends. Forfeitures are accounted for as they occur.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Amounts in thousands, except share and per share data)
Note 2. Summary of Significant Accounting Policies, continued

The fair value of stock options issued for the nine months ended September 30, 2022 and 2021 was measured with the following assumptions:

	For the Nine Months Ended September 30,
	2022	2021
Expected volatility	86.0% – 86.4%	78.1% – 88.2%
Expected term (in years)	6.25	6.25
Risk-free interest rate	1.4% – 1.7%	0.4% - 1.9%
Expected dividend yield	0.0%	0.0%
Restricted Stock Units
Restricted stock units generally vest over the requisite service periods (vesting on a straight–line basis). The fair value of a restricted stock unit award is equal to the closing price of the Company's common stock on the New York Stock Exchange ("NYSE") on the grant date. The Company accounts for the forfeiture of equity awards as they occur.
Derivative instruments and hedging activities: In accordance with Accounting Standards Codification ("ASC") 815, Derivatives and Hedging as amended ("ASC 815"), all derivative instruments, except those meeting specific exceptions, are recognized in the Unaudited Consolidated Balance Sheet at fair value. Realized gains and losses and changes in fair value are recognized immediately in earnings. The Company measures the fair value of its derivative instruments in accordance with ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). All hedging activities have potential performance risk and the Company considered the inherent risk by reducing the liability according to known and relevant market movement for the relevant period.

The Company has recorded interest rate swaps related to its financing agreements. The Company has not designated these interest rate swaps as cash flow hedges or fair value hedges.
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

Segment Reporting: ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments, and major customers in its Unaudited Condensed Consolidated Financial Statements. The Company’s Chief Executive Officer, as the chief operating decision maker (“CODM”), organizes the company’s reportable segments (see Note 20. Segment Reporting).
Engineering, research and development expense: Engineering, research and development costs are expensed as incurred and include, but are not limited to, costs incurred in performing research and development activities, including salaries, benefits, facilities, research- related overhead, sponsored research costs, contracted services, license fees, and other external costs.
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

Note 3. Business Combinations
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
Spruce Power
On September 9, 2022, the Company acquired Spruce Power for $32,585 which consisted of cash payments of $61,788 less cash and restricted cash acquired of $29,203.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Amounts in thousands, except share and per share data)
Note 3. Business Combinations, continued

The acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations (“Topic 805”). Pursuant to Topic 805, the Company allocated the Spruce Power purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, September 9, 2022. The excess of the purchase price over those fair values was recorded to goodwill. The Company's evaluations of the facts and circumstances available as of September 9, 2022, to assign fair values to assets acquired and liabilities assumed are ongoing. As we complete further analysis of assets including solar systems, intangible assets, as well as noncontrolling interests and debt, additional information on the assets acquired and liabilities assumed may become available. A change in information related to the net assets acquired may change the amount of the purchase price assigned to goodwill, and as a result, the preliminary fair values set forth below are subject to adjustment as additional information is obtained and valuations are completed. Provisional adjustments, if any, will be recognized during the reporting period in which the adjustments are determined. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

The following table summarizes the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in the Spruce Power acquisition:

Purchase Price Allocation
Total purchase consideration:
Cash, net of cash acquired, and restricted cash	$32,585
Allocation of consideration to assets acquired and liabilities assumed:
Accounts receivable, net	$10,995
Prepaid expenses and other current assets	6,768
Solar energy systems	406,298
Other property and equipment	337
Interest rate swap assets	26,698
Right-of-use asset	3,279
Other assets	358
Goodwill	158,636
Accounts payable	(2,620)
Accrued expenses	(13,061)
Lease liability	(3,382)
Long-term debt	(510,002)
Other liabilities	(335)
Noncontrolling interests	(51,384)

Goodwill represents the excess of the purchase consideration over the estimated acquisition date fair value of the net tangible assets acquired. Goodwill is primarily attributable to the Company's ability to leverage and use its existing capital and access to capital markets along with Spruce Power's established operations and mergers and acquisition capabilities to grow the Spruce Power business.

Supplemental disclosure of pro forma information:

The following unaudited pro forma financial information presents the combined results of the operations of the Company, World Energy, and Spruce Power as if the acquisitions of World Energy and Spruce Power had occurred as of January 1,

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Amounts in thousands, except share and per share data)
Note 3. Business Combinations, continued
2021. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations actually would have been had the respective acquisitions been completed on January 1, 2021. In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined Company.

The following table presents the Company’s pro forma combined results of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues	$26,406	$26,016	$73,095	$77,765
Net (loss) income	$(6,663)	$(83)	$(13,163)	$66,109
Per share amounts: Net (loss) income per share - basic	$(0.05)	$—	$(0.09)	$0.48
Net (loss) income per share - diluted	$(0.05)	$—	$(0.09)	$0.45

The above pro forma information includes pro forma adjustments to remove the effect of the following items:
i.Eliminate the effect of transaction expenses related to the acquisition of World Energy of $498 for the nine months ended September 30, 2021
ii.Eliminate interest expense associated with debt that was repaid in the acquisition of World Energy of $37 for the nine months ended September 30, 2021.
iii.Eliminate the effect of transaction expenses related to the acquisition of Spruce Power of $15,020 for the three and nine months ended September 30, 2022.

Since the acquisition of World Energy occurred on May 17, 2021, the results of the acquisition are fully incorporated into the condensed consolidated financial information for the three and nine months ended September 30, 2022.
Note 4. Settlement of Contingent Consideration Quantum
On October 4, 2019, pursuant to the terms of an asset purchase agreement, the Company acquired certain assets of Quantum Fuel Systems, LLC (“Quantum”). The purchase consideration included deferred payments or share issuances upon certain milestones being met.
During the first quarter of 2022, the remaining final payments were made to the sellers of Quantum as follows pursuant to the asset purchase agreement:

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

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Amounts in thousands, except share and per share data)

Note 5. Revenue
The following table represents the Company’s revenues for the three and nine months ended September 30, 2022 and 2021, respectively, disaggregated, by sales channel.
Disaggregation of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue from residential solar energy systems	$5,080	$—	$5,080	$—

Revenue from the sale of Drivetrain systems:
Revenue direct to customers	821	366	2,175	1,138
Revenue through channel partners	37	189	89	1,374

Revenue from the sale of XL Grid solutions – which are sold direct to customers	2,422	2,645	8,789	5,057
Total revenue	$8,360	$3,200	$16,133	$7,569
For the Residential Solar segment, which consists of the revenue resulting from the acquisition of Spruce Power on September 9, 2022 through September 30, 2022, the following table presents the detail of revenue as recorded in the Unaudited Condensed Consolidated Statements of Operations:

Three Months Ended September 30, 2022
PPA revenue	$2,430
SLA revenue	1,683
Solar renewable energy credit revenue	760
Government incentives	25
MSA revenue	144
Loan servicing	7
Other revenue	31
Total	$5,080
Remaining performance obligations: At September 30, 2022 and December 31, 2021, there was approximately $217 and $237 in deferred revenue related to unsatisfied extended warranty performance obligations, respectively. During the three and nine months ended September 30, 2022, the Company recognized revenue of $20 from the December 31, 2021 deferred revenue balance.
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

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Amounts in thousands, except share and per share data)

Note 5. Revenue, continued
Costs to obtain a contract: Sales commissions paid to internal sales personnel, as well as associated payroll taxes and retirement plan contributions (together, sales commissions and associated costs) that are incremental to the acquisition of customer contracts, are capitalized as contract acquisition cost on the balance sheet when the period of benefit is determined to be greater than one year. In instances where an extended warranty is sold, the period of benefit would extend beyond 12 months and therefore, the practical expedient would not be met for those contracts and require capitalization of the related costs to obtain those contracts. The Company has elected to allocate the capitalized commissions to performance obligations on a relative basis (i.e., in proportion to the transaction price allocated to each performance obligation) to determine the period of amortization. As a result, substantially all of the commission is allocated to the combined equipment and installation performance obligation and is amortized upon transfer of control of this performance obligation, which typically occurs in the same period in which commission liability is incurred. Total commission expense recognized during the three and nine months ended September 30, 2022 was $165 and $661, respectively, and $198 and $397 during the three and nine months ended September 30, 2021, respectively. The amount of capitalized commissions as of September 30, 2022 and December 31, 2021 was not material.
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

In addition to the terms described above, on July 15, 2021 (“Effective Date”), XL Fleet entered into a Development and Supply Agreement (the “Development and Supply Agreement”) with eNow, whereby XL Fleet was made the exclusive provider of high voltage batteries and associated power systems for use in eNow eTRUs. The Company considered the existence of adverse conditions regarding the global supply chain crisis (electronic hardware, lithium ion cells and batteries) that causes further impediments to eNow being able to execute on its business plan. XL Fleet evaluated the supply chain issues, specifically the lack of availability of batteries from third party suppliers. During the three months ended December 31, 2021, the supply chain issues worsened, and in particular the lack of availability of batteries from third party suppliers. These worsened conditions, in the Company’s opinion, negatively impacted eNow’s prospects and financial condition. In January 2022, due to the ongoing supply chain issues, the Company notified eNow of its intention to terminate the Development and Supply Agreement (See Note 10. Fair Value Measurements). The arrangement was terminated in the second quarter of 2022. As part of the termination of the arrangement, the Company agreed to the conversion of the eNow Convertible Note into common shares of eNow at a rate of $1.1658 per share. As noted above, these shares have no book value as the investment in the eNow Convertible Note was fully impaired in the fourth quarter of 2021.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Amounts in thousands, except share and per share data)
Note 7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022	December 31, 2021
Accrued warranty costs	$2,321	$2,548
Accrued compensation and related benefits	4,153	2,254
Contingent purchase price consideration – Quantum	—	1,950
Deferred purchase price consideration – World Energy	164	278
Accreted contingent compensation to sellers – World Energy	—	1,000
Professional fees	1,201	949
Accrued interest	9,263	—
Accrued settlements	494	494
Accrued expenses, other	7,505	2,383
	$25,101	$11,856
Note 8. Long-Term Debt

In connection with the acquisition of Spruce Power, the Company assumed certain long-term debt instruments as of September 9, 2022, the acquisition date of Spruce Power. In connection with accounting for the business combination, the Company was required to adjust the carrying value of this long-term debt to its fair value as of the acquisition date. This fair value adjustment resulted in a reduction of the carrying value of the debt by $32,467. This adjustment to fair value will be amortized to interest expense over the life of the related debt instruments using the effective interest method. Amortization of this adjustment for the three and nine months ended September 30, 2022 was $344.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Amounts in thousands, except share and per share data)
Note 8. Long-Term Debt, continued

Scheduled payments on long-term debt as of September 30, 2022 are as follows:

	SVB Credit Agreement	Second SVB Credit Agreement	KeyBank Credit Agreement	Second KeyBank Credit Agreement	Vehicle Financing	Total

For The Years Ending December 31,
2022 (excluding the nine months ended September 30, 2022)	$6,286	$1,356	$1,528	$—	$17	$9,187
2023	15,476	5,261	4,586	—	6	25,329
2024	16,660	5,423	4,622	—	—	26,705
2025	17,465	5,585	4,238	—	—	27,288
2026	183,317	5,142	4,157	—	—	192,616
Thereafter	—	48,903	46,578	165,887	—	261,368
Total principal payments	239,204	71,670	65,709	165,887	23	542,493
Less: Current portion of long-term debt	(15,476)	(5,261)	(4,586)	—	(17)	(25,340)
	$223,728	$66,409	$61,123	$165,887	$6	$517,153
Less: Unamortized fair value adjustment						(32,123)
Long-term debt, net of current portion						$485,030

SVB Credit Agreement

On April 29, 2019, Spruce Power 1, LLC ("Spruce Power 1", formerly known as Kilowatt Systems, LLC), Volta Owner I LLC, and Volta MH Owner II LLC entered into a Credit Agreement with Silicon Valley Bank ("SVB Credit Agreement") as Co-Borrowers with a total principal balance of $194,077. On October 29, 2019, Spruce Power amended and restated the credit facility (the “A&R SVB Credit Agreement”). The additional term loan amount under the A&R SVB Credit Agreement was $34,174. Under the A&R SVB Credit Agreement, the Co-Borrowers to the debt facility were Greenday Finance I, LLC, Volta MH Owner II, LLC, and Spruce Kismet, LLC (collectively, with Spruce Power 1, the "Co-Borrowers"). The A&R SVB Credit Agreement is collateralized with all of the assets and property of, and equity interest in, each Co-Borrower and certain related parties of the Company. The A&R SVB Credit Agreement consists of a term loan commitment and a Debt Service Reserve letter of credit commitment.

The term loan bears interest at the 3-month LIBOR plus the applicable margin. The applicable margin is 2.25% per annum for the first three years, 2.375% per annum from the third anniversary through the sixth anniversary and 2.5% per annum starting on the sixth anniversary. The interest rate on the A&R SVB Credit Agreement as of September 30, 2022 was 5.19%.

On March 5, 2020, Spruce Power 1, along with the other Co-Borrowers, entered into an Omnibus Amendment and Consent (the "Omnibus") related to the A&R SVB Credit Agreement to provide for additional term loan commitments totaling approximately $53,780 and additional letter of credit commitments of approximately $2,890.

The A&R SVB Credit Agreement provides that the lenders agree to issue letters of credit at any time during the letter of credit availability period, further defined in the A&R SVB Credit Agreement, provided that the purpose of the letter of credit is to satisfy the Debt Service Reserve (“DSR LC”). As of September 30, 2022, the DSR LC has a total capacity of

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Amounts in thousands, except share and per share data)
Note 8. Long-Term Debt, continued
$17,051 and a total of $15,640 in letters of credit outstanding with no amounts drawn. Amounts outstanding under the DSR LC bear interest of 2.25% per annum and unused amounts bear interest at 0.50% per annum.

The A&R SVB Credit Agreement requires Spruce Power 1 to be in compliance with various covenants including debt service coverage ratios. The refinancing also provides that the Co-Borrowers may not make distributions unless it has satisfied various provisions relating to debt service, events of default and financial ratios. As of September 30, 2022, Spruce Power 1 was in compliance with the covenants contained in the A&R SVB Credit Agreement.

The term loan component of the A&R SVB Credit Agreement requires quarterly principal payments, paid a month in arrears, beginning December 31, 2019 with the remaining balance due in a single payment on April 30, 2026.

Second SVB Credit Agreement

On May 14, 2020, Spruce Power 2, LLC ("Spruce Power 2", formerly known as Spruce Juniper, LLC) entered into a Credit Agreement with Silicon Valley Bank (“Second SVB Credit Agreement”). The Second SVB Credit Agreement consisted of a term loan of $60,043, which was used directly to fund the acquisition of RPV Holdco 1 and a letter of credit (the "Second DSR LC") for $3,050. The Second SVB Credit Agreement is collateralized with all of the assets and property of, and equity interest in, Spruce Power 2 and its subsidiaries.

The term loan bears interest at the 3-month LIBOR plus the applicable margin. The applicable margin is 2.30% per annum for the first three years, 2.425% per annum from the third anniversary through the sixth anniversary and 2.55% per annum starting on the sixth anniversary. The interest rate on the Second SVB Credit Agreement as of September 30, 2022 was 5.11%.

As of September 30, 2022, the Second DSR LC has a total capacity of $4,310 and a total of $3,345 in letters of credit outstanding with no amounts drawn. Amounts outstanding under the Second DSR LC bear interest of 2.30% per annum and unused amounts bear interest at 0.50% per annum.

The Second SVB Credit Agreement requires Spruce Power 2 to be in compliance with various covenants including debt service coverage ratios. As of September 30, 2022, Spruce Power 2 was in compliance with the covenants contained in the Second SVB Credit Agreement.

The Second SVB Credit Agreement requires quarterly principal payments and matures on May 14, 2027.

KeyBank Credit Agreement

On November 13, 2020, Spruce Power 3, LLC ("Spruce Power 3") entered into a Credit Agreement with KeyBank National Association (“KeyBank Credit Agreement”). The KeyBank Credit Agreement consisted of a term loan of $74,810, which was used directly to fund the acquisitions of residential solar energy systems owned by WPS Power Development, LLC and NRG Residential Solar Solutions LLC, and a letter of credit (the "KeyBank DSR LC") for $4,082. The KeyBank Credit Agreement is collateralized with all of the assets and property of, and equity interest in, Spruce Power 3 and its subsidiaries.

The term loan bears interest at the 3-month LIBOR plus the applicable margin. The applicable margin is 3.00% per annum for the first three years, 3.125% per annum from the third anniversary through the fifth anniversary and 3.25% per annum starting on the fifth anniversary. The interest rate on the KeyBank Credit Agreement as of September 30, 2022 was 5.81%.

As of September 30, 2022, the KeyBank DSR LC. has a total capacity of $4,082 and a total of $4,082 in letters of credit outstanding with no amounts drawn. Amounts outstanding under the KeyBank DSR LC bear interest of 3.00% per annum.

The KeyBank Credit Agreement requires Spruce Power 3 to be in compliance with various covenants including debt service coverage ratios. As of September 30, 2022, Spruce Power 3 was in compliance with the covenants contained in the KeyBank Credit Agreement.

The KeyBank Credit Agreement requires quarterly principal payments and matures on November 13, 2027.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Amounts in thousands, except share and per share data)
Note 8. Long-Term Debt, continued

Second KeyBank Credit Agreement

On April 28, 2020, KWS Solar Term Parent 1 LLC, KWS Solar Term Parent 2 LLC, and KWS Solar Term Parent 2 LLC, as Co-Borrowers entered into a Credit Agreement with KeyBank National Association (“Second KeyBank Credit Agreement”) as the Administrative Agent and various funds managed by Sequoia Investment Management Co LTD and Vantage Infrastructure Holdings Ltd. as lenders, which consisted of a term loan of $124,000 with the option to pay-in-kind interest expense up to $8,000 (“PIK Loan Commitment”) until April 30, 2026, whereby the PIK Loan Commitment shall reduce by $1,500 for each subsequent year until April 30, 2029.

On March 19, 2021, Spruce Power amended and restated the credit facility (“A&R Second KeyBank Credit Agreement”) to include Spruce Power 3 HoldCo, LLC as an additional Co-Borrower and an additional term loan amount of $25,000. The A&R Second KeyBank Credit Agreement is collateralized with all of the assets and property of, and equity interest in, each Co-Borrower and certain subsidiaries of Spruce Power.

The term loan bears interest at 8.25% per annum and is collateralized with all of the assets and property of, and equity interest in, each Co-Borrower and certain subsidiaries of Spruce Power.

The A&R Second KeyBank Credit Agreement requires quarterly payments based on the Net Available Amount of all proceeds in cash and cash equivalents and matures on April 28, 2030.
New Markets Tax Credit Financing
On March 4, 2015, the Company entered into a financing transaction with U.S. Bancorp Community Development Corporation (U.S. Bank) under a qualified New Markets Tax Credit (“NMTC”) program related to the operation of the Company’s facility in Quincy, Illinois. The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (the "Act") and is intended to encourage capital investment in qualified lower income communities. The Act permits taxpayers to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of community development entities ("CDEs"). CDEs are privately managed investment institutions that are certified to make qualified low-income community investments.

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
Note 8. Long-Term Debt, continued
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

Note 9. ROU Assets and Lease Liabilities
The Company’s right-of-use ("ROU") assets and lease liabilities are comprised of the following:

	As of
	September 30, 2022	December 31, 2021
Operating leases:
Right-of-use assets	$7,284	$3,443
Lease liability, current	1,314	451
Lease liability, non-current	6,874	3,056
Finance leases:
Right-of-use assets	351	1,121
Lease liability, current	148	449
Lease liability, non-current	129	543
Other information related to leases is presented below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Other information:
Operating lease cost	$264	$222	$799	$617
Operating cash flows from operating leases	$205	$213	$643	$561
Weighted-average remaining lease term – operating leases (in months)			80.1	86.8
Weighted-average discount rate – operating leases			8.2%	9.6%

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Amounts in thousands, except share and per share data)
Note 9. ROU Assets and Lease Liabilities, continued
As of September 30, 2022, the annual minimum lease payments of our operating lease liabilities were as follows:

For The Years Ending December 31,
2022 (excluding the nine months ended September 30, 2022)	$405
2023	1,823
2024	1,760
2025	1,689
2026	1,559
Thereafter	2,673
Total future minimum lease payments, undiscounted	9,909
Less: imputed interest	1,722
Present value of future minimum lease payments	$8,187
Note 10. Fair Value Measurements
The Company uses various assumptions and methods in estimating the fair values of its financial instruments.
Mark-to-Market Measurement
The Private Warrants were valued using a Black-Scholes model, pursuant to the inputs provided in the table below:

Input	Mark-to-Market Measurement at September 30, 2022	Mark-to-Market Measurement at December 31, 2021
Risk-free rate	4.23%	1.11%
Remaining term in years	3.22	3.98
Expected volatility	78.5%	88.8%
Exercise price	$11.50	$11.50
Fair value of common stock	$0.89	$3.31

The Company's interest rate swaps are not traded on a market exchange and the fair value are determined using a valuation model based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreements and uses observable market-based inputs, including estimated future LIBOR interest rates. The fair value of the Company's interest rate swap is the net difference in the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates and are

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Amounts in thousands, except share and per share data)
Note 10. Fair Value Measurements, continued
observable inputs available to a market participant. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy.

The debt balances as presented in the consolidated balance sheets approximate the fair value of the respective instruments as the debt is at a variable rate, the estimates of which are considered Level 2 fair value calculations within the fair value hierarchy.
The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of September 30, 2022
	Level I	Level II	Level III	Total
Assets:
Interest rate swaps	$—	$35,230	$—	$35,230

Liability:
Private Warrants	$—	$—	$259	$259
Fair value of obligation to issue shares of common stock to sellers of World Energy	—	—	143	143
Total	$—	$—	$402	$402

	Fair Value Measurements as of December 31, 2021
	Level I	Level II	Level III	Total

Liability:
Private Warrants	$—	$—	$5,404	$5,404
Contingent consideration – Quantum	—	—	1,950	1,950
Earnout – World Energy	—	—	1,000	1,000
Fair value of obligation to issue shares of common stock to sellers of World Energy	—	—	541	541
Total	$—	$—	$8,895	$8,895

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Amounts in thousands, except share and per share data)
Note 10. Fair Value Measurements, continued
The following is a roll forward of the Company’s Level 3 instruments:

For the Nine Months Ended September 30, 2022
Liability
Balance, January 1, 2022	$8,895
Fair value adjustment - Quantum contingent consideration	(145)
Cash settlement of Quantum liability	(950)
Share settlement of Quantum liability	(186)
Cash settlement of World Energy liability	(1,000)
Fair value adjustments – Warrant liability	(5,146)
Fair value adjustments – World Energy	(397)
Adjustment - Quantum liability	(669)
Balance, September 30, 2022	$402
Note 11. Share-Based Compensation Expense
Share-based compensation expense for stock options, restricted stock awards and restricted stock units for the three months ended September 30, 2022 and 2021 was $2,651 and $1,194, respectively, and $4,113 and $2,390 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was $15,618 of unrecognized compensation cost related to stock options which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 3.4 years.
Stock Options
The Company grants stock options to certain employees that will vest over a period of one to four years. A summary of stock option award activity for the nine months ended September 30, 2022 was as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2021	9,737,292	$1.40	7.2
Granted	22,304	1.97
Exercised	(2,191,397)	0.24
Cancelled or forfeited	(948,461)	3.87
Outstanding at September 30, 2022	6,619,738	$1.37	6.9
Exercisable at September 30, 2022	5,578,246	$0.73	6.6

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Amounts in thousands, except share and per share data)
Note 11. Share-Based Compensation Expense, continued
The aggregate intrinsic value of stock options outstanding as of September 30, 2022 was $3,505. The aggregate intrinsic value of stock options exercisable as of September 30, 2022 was $3,381. Cash received from options exercised for the nine months ended September 30, 2022 and 2021 was $534 and $32, respectively.
Restricted Stock Awards
The fair value of restricted stock awards is estimated by the fair value of the Company’s Common Stock at the date of grant. Restricted stock awards activity during the nine months ended at September 30, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested, at December 31, 2021	446,332	$0.24
Granted	—	—
Vested	—	—
Cancelled or forfeited	—	—
Non-vested, at September 30, 2022	446,332	$0.24
Restricted Stock Units
The Company grants restricted stock units to certain employees that will generally vest over a period of four years. The fair value of restricted stock unit awards is estimated by the fair value of the Company’s Common Stock at the date of grant. Restricted stock units activity during the nine months ended at September 30, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested, at December 31, 2021	604,433	$6.06
Granted	10,732,372	1.31
Vested	(1,023,489)	1.73
Cancelled or forfeited	(269,464)	6.28
Non-vested, at September 30, 2022	10,043,852	$1.46
Christian Fong Ladder Restricted Stock Unit Award
On September 9, 2022, in connection with the acquisition of Spruce Power and his appointment as President of XL Fleet, the Company granted to Mr. Christian Fong a restricted stock unit award (the "Ladder RSUs") of 1,666,666 shares of common stock. The Ladder RSUs vest in 10% increments on the dates the Plan administrator certifies the applicable milestone stock prices have been achieved or exceeded, provided that Mr. Fong remains employed on the date of certification and such achievement occurs within ten years of the date of the grant.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Amounts in thousands, except share and per share data)
Note 11. Share-Based Compensation Expense, continued
The Company used a Monte Carlo simulation valuation model to determine the fair value of the award. The following inputs were used in the simulation: grant date stock price of $1.17, annual volatility of 85.0%, risk-free interest rate of 3.3% and dividend yield of 0.0%. For each tranche, a fair value was calculated as well as a derived service period which represents the median number of years it is expected to take for the Ladder RSUs to meet their corresponding milestone stock price excluding the simulation paths that result in the Ladder RSUs not vesting within the 10 year term of the agreement. Each tranche's fair value will be amortized ratably over the respective derived service period. The fair value and derived service period of each tranche was as follows:

Stock Price Tranche	Fair Value	Derived Service Period (in years)
$ 3.23	$ 1.11	1.72
5.37	1.06	2.71
7.50	1.03	3.3
9.64	0.99	3.7
11.77	0.97	4.11
13.91	0.94	4.42
16.04	0.91	4.64
18.18	0.89	4.78
20.31	0.87	5
22.45	0.85	5.1

The expense related to the Ladder RSUs for the three and nine months ended September 30, 2022 was not material.
Note 12. Interest Rate Swaps

In 2019, Spruce Power entered into eight interest rate swap agreements with four financial institutions. In 2020, Spruce Power entered into an additional six interest rate swap agreements with two of the same financial institutions. The purpose of the swap agreements is to convert the floating interest rate on the A&R SVB Credit Agreement, Second SVB Credit Agreement, and the A&R KeyBank Credit Agreement to a fixed rate. As of September 30, 2022, the notional amount of the interest rate swaps covers approximately 97% of the balance of the Company’s floating rate term loans.

As of September 30, 2022, the following interest rate swaps are outstanding:

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Amounts in thousands, except share and per share data)
Note 12. Interest Rate Swaps, continued

#	Notional Amount	Fixed Rate	Effective Date	Early Termination Date	Maturity Date	Total Fair Value Asset (Liability)
1	$13,861	0.95%	4/30/2020	4/30/2026	1/31/2031	$1,709
2	13,861	0.95%	4/30/2020	4/30/2026	1/31/2031	1,695
3	13,861	0.95%	4/30/2020	4/30/2026	1/31/2031	1,709
4	4,787	1.78%	10/31/2019	4/30/2026	1/31/2031	456
5	8,377	1.79%	10/31/2019	4/30/2026	1/31/2031	793
6	8,377	1.79%	10/31/2019	4/30/2026	1/31/2031	793
7	8,377	1.79%	10/31/2019	4/30/2026	1/31/2031	787
8	45,371	2.56%	7/31/2019	4/30/2026	10/31/2031	2,797
9	45,371	2.56%	7/31/2019	4/30/2026	10/31/2031	2,819
10	25,927	2.54%	7/31/2019	4/30/2026	10/31/2031	1,637
11	45,372	2.56%	7/31/2019	4/30/2026	10/31/2031	2,821
12	31,665	0.90%	11/13/2020	11/13/2027	10/31/2032	4,637
13	31,665	0.90%	11/13/2020	11/13/2027	10/31/2032	4,683
14	18,766	2.83%	07/12/2022	5/14/2027	04/30/2032	741
15	49,437	0.40%	07/12/2022	5/14/2027	10/31/2031	7,153
	$365,075					$35,230

During the three months ended September 30, 2022, the change in the fair value of the interest rate swaps was $8,759 of which $8,533 were unrealized gains reflected within Change in Fair Value of Interest Rate Swaps within Other Income (Expense) and $227 were realized gains reflected within Interest Expense, Net in the Unaudited Condensed Consolidated Statements of Operations. See Note 10. Fair Value Measurements for the method used to determine fair value of interest rate swaps.
Note 13. Noncontrolling Interests

The following table summarizes noncontrolling interests as of September 30, 2022:

Tax Equity Entity	Date Class A Member Admitted
Ampere Solar Owner IV, LLC	October 2015
ORE F4 Holdco, LLC	August 2014
ORE F5A Holdco, LLC	August 2016
ORE F6 Holdco, LLC	September 2016
Sunserve Residential Solar I, LLC	June 2015
RPV Fund 11, LLC	April 2015
RPV Fund 13, LLC	April 2015
Level Solar Fund III, LLC	October 2015
Level Solar Fund IV, LLC	December 2016

The tax equity entities have been structured so that the allocations of income and loss for tax purposes will flip at a date in the future. The terms of the tax equity entities' operating agreements contain allocations of taxable income (loss), Section

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Amounts in thousands, except share and per share data)
Note 13. Noncontrolling Interests, continued
48(a) ITCs and cash distributions that vary over time and adjust between the members on an agreed date (referred to as the flip date). The operating agreements specify either a date certain flip date or an internal rate of return ("IRR") flip date. The date certain flip date is based on the passage of a fixed period of time as defined in the operating agreements for each entity. The IRR flip date is the date on which the tax equity investor has achieved a contractual rate of return. From inception through the flip date, the Class A members' allocation of taxable income (loss) and Section 48(a) ITCs is generally 99% and the Class B members' allocation of taxable income (loss) and Section 48(a) ITCs is generally 1%. After the related flip date (or, if the tax equity investor has a deficit capital account, typically after such deficit has been eliminated), the Class A members' allocation of taxable income (loss) will typically decrease to 5% (or, in some cases, a higher percentage if required by the tax equity investor) and the Class B members' allocation of taxable income (loss) will increase by an inverse amount.

The redeemable noncontrolling interests and noncontrolling interests are comprised of Class A units, which represent the tax equity investors' interest in the tax equity entities. Both the Class A members and Class B members may have call options to allow either member to redeem the other member's interest in the tax equity entities upon the occurrence of certain contingent events, such as bankruptcy, dissolution/liquidation and forced divestitures of the tax equity entities. Additionally, the Class B members may have the option to purchase all Class A units, which is typically exercisable at any time during the periods specified under their respective governing documents, and, in regards to the tax equity entities classified as redeemable noncontrolling interests, also have the contingent obligation to purchase all Class A units if the Class A members exercise their right to withdraw, which is typically exercisable at any time during the nine-month period commencing upon the applicable flip date. The carrying values of the redeemable noncontrolling interests were equal to or greater than the estimated redemption values as of September 30, 2022.

In November 2022, the Company entered into an agreement to purchase the membership interests of Ampere Solar Owner IV, LLC, RPV Fund 13, LLC, and Level Solar Fund III, LLC for cash payments of $4,604.
Note 14. Related Party Transactions
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
Rent expense under the operating lease for the three months ended September 30, 2022 and 2021 was $19 and $58, respectively, and $139 and $171 for the nine months ended September 30, 2022 and 2021, respectively.
Note 15. Restructuring

In the first quarter of 2022, the Company conducted a strategic review of its operations. The results of this review resulted in the following actions being taken: (i) the closure of the Company’s production center and warehouse in Quincy, IL; (ii) the termination of engineering activities in the Company’s Boston office; (iii) elimination of all of the Company’s plug-in hybrid products and a substantial majority of the Company’s hybrid drivetrain products; (iv) a reduction of the Company’s workforce of 51 employees; and (v) the termination of the Company’s partnership with eNow. The Company recognized a total charge of $2,358 related to these activities in the first quarter of 2022.

In connection with the Company’s reduction in its workforce, the Company incurred severance charges totaling $840 of which $725 was paid in the first quarter of 2022, $67 was paid in the second quarter of 2022, and the remainder paid in the third quarter of 2022. The severance charges were included in Selling, General and Administrative Expenses in the Unaudited Condensed Consolidated Statements of Operations.

In connection with the Company’s decision to exit certain product lines, the Company incurred an inventory obsolescence charge, included in Cost of Revenues - Inventory and Other Direct Costs, of $1,518 in the first quarter of 2022. In the second quarter of 2022, the Company recognized an additional $193 related to an adjustment of the inventory obsolescence allowance.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Dollars in thousands, except share and per share data)
Note 16. Commitments and Contingencies
Sponsorship Commitment: On February 24, 2021, the Company agreed to a sponsorship agreement with several entities related to the UBS Arena, Belmont Park and the NY Islanders Hockey Club. Pursuant to that agreement, the Company was designated an “Official Electric Transportation Partner of UBS Arena” with various associated marketing and branding rights, including the development of electric vehicle charging stations. Through September 30, 2022, the Company has incurred costs of approximately $700 related to a future opportunity to develop electric vehicle charging stations on the UBS Arena area. The sponsorship agreement has a term of three years with a sponsor fee of approximately $500 per year, of which $250 was paid on June 25, 2021 and the second payment of $250 was accrued on December 31, 2021 and paid on January 14, 2022. One of the directors of XL Fleet is a co-owner of the NY Islanders Hockey Club. In the first quarter of 2022, the Company notified the counterparties that it would be exercising its option to terminate the final two years of the agreement.
The Company terminated the Sponsorship Agreement effective June 1, 2022 and will incur no further sponsor fees.
Equipment Purchase: In March 2021, the Company entered into an agreement with Creative Bus Sales, Inc. ("Creative") to purchase six low floor electric transit buses to be delivered in 2022 for a total purchase price of $4,191. In connection with this agreement, on March 2021, the Company made a down-payment of $780. In February 2022, the Company terminated its purchase agreement with Creative and received a refund of the down payment of $780.
Purchase Commitments: The Company has entered into firm commitments to purchase batteries and motors from major suppliers. As of September 30, 2022, these purchase obligations consisted of an obligation to purchase $2,533 of motors and an open ended commitment to purchase $2,500 of batteries, and an obligation to purchase $343 of chip-sensitive items including telematics modules and inverters.The Company is in ongoing commercial negotiation regarding its obligations with these suppliers due to quality and delivery issues.

Legal Contingencies: The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business, including proceedings relating to product liability, intellectual property, safety and health, employment and other matters. Management believes that the outcome of such legal proceedings, legal actions and claims will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.
Putative securities class action complaints
Beginning on March 8, 2021, two putative securities class action complaints were filed in federal district court for the Southern District of New York against the Company and certain of its current and former officers and directors. Those cases were consolidated and a lead plaintiff appointed in June 2021, and an amended complaint filed on July 20, 2021 alleging that certain public statements made by the defendants between October 2, 2020 and March 2, 2021 violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company believes that the allegations asserted in the amended complaint are without merit, and the Company intends to vigorously defend the lawsuit. There can be no assurance, however, that the Company will be successful. At this time, the Company is unable to estimate potential losses, if any, related to the lawsuit.
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

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Amounts in thousands, except share and per share data)
Note 16. Commitments and Contingencies, continued

Securities and Exchange Commission Subpoena

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

Val Kay derivatively on behalf of nominal defendant XL Fleet Corp

Additionally, on June 23, 2022, the Company received a shareholder derivative complaint filed in the U.S. District Court, District of Massachusetts, captioned Val Kay derivatively on behalf of nominal defendant XL Fleet Corp, against all current directors and prior officers and directors. The action was filed by a shareholder purportedly on behalf of the Company, and raises claims for contribution, as well as claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and abuse of control. The factual allegations concern alleged false or misleading statements about the Company’s sales pipeline, supply chain issues, low reorder rates, and the Company’s technology. The Company believes that the allegations asserted in the action are without merit, and the Company intends to vigorously defend the lawsuit. At this time, the Company is unable to estimate potential losses, if any, related to the lawsuit

Master SREC purchase and sale agreement

Spruce Power entered into forward sales agreements related to a certain number of SRECs to be generated from Spruce Power’s solar energy systems located in Maryland, Massachusetts, Delaware, and New Jersey to be sold at fixed prices over varying terms of up to 20 years. In the event Spruce Power does not deliver such SRECs to the counter-party, Spruce Power would be forced to pay additional penalties and fees as stipulated within the contracts.

Guaranties

In connection with the acquisition RPV Holdco 1, guaranty agreements were established by and between Spruce Holding Company 1, LLC, Spruce Holding Company 2, LLC, and Spruce Holding Company 3, LLC (“Spruce Guarantors”) and the investor members in the Funds in May 2020. The Spruce Guarantors entered into guaranties in favor of the tax equity investors under which they guaranteed the payment and performance of Solar Service Experts, LLC, a wholly owned subsidiary of the Company, under the Spruce Power 2 Maintenance Services Agreement, and the Class B Member under the Limited Liability Company Agreement (“LLCA”). These guaranties are subject to a maximum of the aggregate amount of capital contributions made by the Class A Member under the LLCA.

Indemnities and guarantees

During the normal course of business, Spruce Power has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. The duration of Spruce Power's indemnities and guarantees varies, but the majority of these indemnities and guarantees are limited in duration. Historically, Spruce Power has not been obligated to make significant payments for these obligations, does not anticipate future payments, and no liabilities have been recorded for these indemnities and guarantees.

Tax matters

Ampere Solar Owner I, LLC, a now dissolved subsidiary of Spruce Power, was audited by the Internal Revenue Service ("IRS") for the years 2013 and 2014. The audit was primarily focused on the fair market value of the assets placed into

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Amounts in thousands, except share and per share data)
Note 16. Commitments and Contingencies, continued
service and secondarily depreciable basis and the treatment of Treasury grant proceeds for tax purposes. In November 2018, the IRS issued a letter ("IRS Letter") to Spruce Power which concluded an adjustment was needed to the net basis of the capitalized solar energy systems for a total proposed tax adjustment of $2,389. The IRS Letter allowed Spruce Power to either agree with the adjustments noted or request an appeals conference, which was to be submitted within a 60-day period from the date of the IRS Letter ("60-Day Letter"). In December 2018, Spruce Power received a verbal extension to the 60-Day Letter to February 22, 2019. On February 22, 2019, Spruce Power submitted a protest and appeal of the IRS Letter and requested an appeals conference. In July 2019, Spruce Power was assigned an Appeals Officer; however, the IRS has disagreed with Spruce Power's technical position. The Company believes that it is probable that the predecessor entity will be assessed approximately $2,300 payable to the IRS. It is probable that some, or all, will be paid to the tax equity investor under indemnification clauses in the operating agreement of Ampere Master Tenant I, LLC (which survived the dissolution of Ampere Solar Owner I, LLC). Accordingly, a loss had been accrued in operating expenses and remains outstanding as of September 30, 2022.

ITC recapture provisions

The IRS may disallow and recapture some, or all, of the Investment Tax Credits due to improperly calculated basis after a project was placed in service ("Recapture Event"). If a Recapture Event occurs, Spruce Power is obligated to pay the applicable Class A Member a recapture adjustment, which includes the amounts the Class A Members are required to repay the IRS, including interest and penalties, as well as any third-party legal and accounting fees incurred by the Class A Members in connection to the Recapture Event, as specified in the operating agreements. Such a payment by Spruce Power to the Class A Members are not to be considered a capital contribution to the fund per the operating agreements, nor would it be considered a distribution to the Class A Members. With the exception of the tax matter related to Ampere Solar Owner I noted above, a Recapture Event was not deemed to be probable by the Company, therefore no accrual has been recorded as of September 30, 2022.

Note 17. Leadership Transition

On March 21, 2022, Thomas (Tod) Hynes III resigned as the Company’s President and from its Board of Directors and he and the Company entered into a separation agreement pursuant to which, provided that Mr. Hynes complies with its material terms, he will receive (i) separation pay in the form of a lump sum payment of $479,375 and (ii) nine months of employer paid COBRA premiums. Mr. Hynes had also agreed to chair the Company’s advisory board. His separation agreement also includes customary provisions including those regarding cooperation, non-solicitation, and a mutual release.

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements Amounts in thousands, except share and per share data)
Note 18. Net (Loss) Income Per Share
The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2022, and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income attributable to XL Fleet - basic	$(22,005)	$(7,531)	$(50,780)	$43,914

Denominator:
Weighted average shares outstanding, basic	142,895,483	139,392,170	142,142,971	138,082,355

Dilutive effect of options, warrants, and restricted stock units	—	—	—	10,386,753

Weighted average shares outstanding, diluted	142,895,483	139,392,170	142,142,971	148,469,108

Net (loss) income attributable to XL Fleet per share, basic	$(0.15)	$(0.05)	$(0.36)	$0.32

Net (loss) income attributable to XL Fleet per share, diluted	$(0.15)	$(0.05)	$(0.36)	$0.30
Potential dilutive securities, which include stock options, warrants and restricted stock units have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2022 and the three months ended September 30, 2021 as the effect would be to reduce the net loss per share. Therefore, for this period the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.
The number of shares underlying outstanding dilutive securities which have been excluded from the computation of diluted net (loss) income per share above, are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	6,619,738	11,059,155	6,619,738	173,166
Private Warrants	4,233,333	4,233,333	4,233,333	4,233,333
XL Legacy Warrants	6,117	6,117	6,117	—
Restricted stock units	10,043,852	471,731	10,043,852	—
Total	20,903,040	15,770,336	20,903,040	4,406,499
117

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Amounts in thousands, except share and per share data)

Note 19. Retirement Plan
The Company has adopted a 401(k) plan to provide all eligible employees a means to accumulate retirement savings on a tax-advantaged basis. The 401(k) plan requires participants to be at least 21 years old. In addition to the traditional 401(k), eligible employees are given the option of making an after-tax contribution to a Roth 401(k) or a combination of both. Plan participants may make before-tax elective contributions up to the maximum percentage of compensation and dollar amount allowed under the Internal Revenue Code. Participants are allowed to contribute, subject to IRS limitations on total annual contributions from 1% to 90% of eligible earnings. The plan provides for automatic enrollment at a 3% deferral rate of an employee’s eligible wages. The Company provides for safe harbor matching contributions equal to 100% on the first 3% of an employee’s eligible earnings deferred and an additional 50% on the next 2% of an employee’s eligible earnings deferred. Employee elective deferrals and safe harbor matching contributions are 100% vested at all times.
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
In connection with the acquisition of Spruce Power, the Company adopted the Spruce Power 401(k) plan whose features are the same as those of the XL Fleet's 401(k) plan except that (i) Participants are allowed to contribute, subject to IRS limitations, on total annual contributions from 1% to 80% of eligible earnings and (ii) the safe harbor non-elective contribution is equal to 3% of employee’s compensation.
Note 20. Segment Reporting

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

Prior to the first quarter of 2022, the Company had one operating segment. In the first quarter of 2022, the Company’s Chief Executive Officer, upon the completion of a strategic review that began upon his hiring in December 2021, restructured the Company into two distinct operating segments: (i) Drivetrain and (ii) XL Grid. With the acquisition of Spruce Power in the third quarter of 2022, a third operating segment, Residential Solar, was added. Included in Corporate are certain corporate expenses including executive, finance, legal, information technology, and human resource expenses.

The Drivetrain segment provides fleet electrification solutions for commercial vehicles in North America while the XL Grid segment provides energy efficiency and infrastructure solutions to commercial customers. The Residential Solar segment sells to homeowners power generated by its residential solar energy systems pursuant to long-term agreements.

The following table presents revenues and operating loss by reportable segment:

XL Fleet Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (Amounts in thousands, except share and per share data)
Note 20. Segment Reporting, continued

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Drivetrain	$858	$555	$2,264	$2,512
XL Grid	2,422	2,645	8,789	5,057
Residential Solar	5,080	—	5,080	—
Total	$8,360	$3,200	$16,133	$7,569

Operating Loss
Drivetrain (1)	$(3,614)	$(4,857)	$(12,923)	$(12,368)
XL Grid	(484)	(1,648)	(3,378)	(2,137)
Residential Solar	(1,190)	—	(1,190)	—
Corporate (1)	(22,720)	(8,764)	(48,843)	(23,519)
Total	$(28,008)	$(15,269)	$(66,334)	$(38,024)

(1) Drivetrain operating loss for the nine months ended September 30, 2022 includes restructuring charges of $1,711 related to inventory obsolescence charges from exiting certain product lines. Corporate operating loss for the nine months ended September 30, 2022 includes a goodwill impairment charge of $8,606 and restructuring charges of $840 for severance charges related to the reduction in force of the Company’s workforce in the first quarter of 2022.

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
Overview
Historically the Company has provided fleet electrification solutions for commercial vehicles in North America, offering its systems for vehicle electrification (the “Drivetrain” segment) and through its energy efficiency and infrastructure solutions business, including offering and installing charging stations to enable customers to effectively and cost-effectively develop the charging infrastructure required for their electrified vehicles (the “XL Grid” segment).

In the fourth quarter of 2021, Eric Tech was hired as the Company’s new Chief Executive Officer, replacing the position formerly held by Dimitri Kazarinov since the fourth quarter of 2020. In the first quarter of 2022, under the direction of Mr. Tech, the Company initiated a strategic review of its overall business operations which included assessing its offerings, strategy, processes and growth opportunities. As a result of the strategic review, in the first quarter of 2022 the Company made the following decisions relating to a restructuring of its Drivetrain business: (i) the elimination of a substantial majority of the Company’s hybrid drivetrain products; (ii) the elimination of its Plug-In Hybrid Electric Vehicles (“PHEV”) products; (iii) the reduction in the size of the Company’s workforce by approximately 50 employees; (iv) the closure of the Company’s production center and warehouse in Quincy, IL; (v) the closure of the Company’s engineering activities in its Boston office; and (vi) the termination of the Company’s partnership with eNow. In March 2022, the Company announced that Tod Hynes, the founder of XL Fleet, stepped down from his position as President of the Company.

Following the strategic review, the Company announced its decision to pursue transformational M&A, enabled by a significant cash balance resulting from the Company’s go-public transaction completed in December 2020. This included the implementation of a process to institutionalize the M&A effort including the formation of an investment committee comprised of senior members of our team and members of the Board. The objective was to continue the exploration of value-generative opportunities in the decarbonization and energy transition ecosystem, focused on three core requirements, (i) a business that is making an impact on decarbonization, (ii) a leader in an established, growing market segment, and (iii) a company that is generating positive EBITDA.

As a result of these efforts, on September 9, 2022, the Company acquired Spruce Power. Spruce Power was the largest privately held owner and operator of residential rooftop solar systems in the U.S. at the time of the transaction, with more than 52,000 customer subscribers. Spruce Power sells the power generated by its systems to homeowners pursuant to long-term agreements that obligate the Company’s subscribers to make recurring monthly payments. Spruce Power’s revenues have more than doubled since 2019, driven primarily by the acquisition of 10 rooftop solar portfolios. The company does not have a significant salesforce nor installation technicians. Spruce Power has grown by acquiring portfolios of residential solar systems from other companies and investors rather than selling individual systems to homeowners through a direct-to-consumer salesforce like many of its competitors. This approach has allowed the company to keep its customer acquisition costs low and enabled it to generate consistent Adjusted EBITDA.

The Company believes that the combination of Spruce Power’s existing subscriber-base and proven servicing platform with the Company’s capital and small business relationships amplifies its ability to take advantage of rapid growth in rooftop solar, energy storage and electric vehicle adoption while creating a path to more predictable revenues, profits and cash flow for the Company’s shareholders.

In parallel with the change in strategy and acquisition of Spruce Power, the Company initiated a comprehensive review of strategic alternatives for its Drivetrain business with the goal of maximizing shareholder value. That review is now in advanced stages toward an outcome of streamlining the Company's operations.

New Corporate Strategy
As described above, over the past several quarters, the Company’s management and Board of Directors conducted a comprehensive review of the company’s existing business as well as potential acquisitions that could accelerate growth and increase profitability. Based on that review, as well as learnings from the operation of the XL Grid segment, the Company determined that refocusing its business on providing subscription-based solutions to homeowners and small businesses for rooftop solar, energy storage, EV charging and other energy-related products would yield greater value for the company’s shareholders. Key elements of the Company’s new corporate strategy include:
a.Leveraging the Spruce Power platform to become a leading provider of subscription-based solutions for distributed energy resources – Spruce Power has more than a decade of experience owning and operating rooftop solar systems as well as energy efficiency upgrades. The Company believes that Spruce Power’s proven platform for managing residential solar can be extended to other categories of distributed energy resources. Through leveraging the Spruce Power platform, XL Fleet intends to grow its revenues by providing subscription-based solutions for rooftop solar, energy storage, EV charging and other energy-related products to homeowners and small businesses. Over the last 18 months the company has focused on delivering best-in-class customer service, with investment into process and platform improvement for on-site monitoring, customer billing and working with qualified partners for field services.
b.Profitably growing return on assets by focusing on channels with the lowest customer acquisition cost – The Company will seek to grow its subscriber revenues by focusing on the channels that have lowest customer acquisition costs and the ability to increase return on assets, including: acquiring existing systems from other companies or investment funds, selling additional services to existing subscribers, selling services to new customers online and partnering with selected independent installers to provide a subscription-based solution for their customers.
c.Increasing shareholder value by delivering predictable revenues, profits and cash flow – By focusing on subscription-based solutions with long-term customer agreements, the Company will seek to generate consistent revenues, profits and cash flow.

Reportable Segments
With the acquisition of Spruce Power, the Company has three reportable segments, Residential Solar, Drivetrain and XL Grid, and separately calculate the costs of its corporate operations. The Company’s CEO Eric Tech, who is its chief operating decision maker, evaluates the performance of its operating segments at the operating profit level. The CODM does not evaluate the performance of the operating segments on a balance sheet basis.

The Company’s Residential Solar segment consists of the operations of Spruce Power for the period from the acquisition date of September 9, 2022 through September 30, 2022. As noted above, Spruce Power currently owns and operates more than 52,000 residential rooftop solar systems in 16 states. In addition to providing management services to it own portfolio, Spruce Power also provides management services to over 28,000 systems owned by other companies. These services include (i) billing and collections, (ii) account management services, (iii) financial reporting, (iv) homeowner support and (v) maintenance monitoring and dispatch.

The XL Grid segment consists of the operations of World Energy, which was acquired in May 2021. World Energy provides turnkey energy efficiency, renewable technology, electric vehicle charging stations and other energy solutions throughout New England and New York.

The Drivetrain segment provides fleet electrification solutions for commercial vehicles with cost-effective hybrid solutions containing on-board telematics that are available for sale and deployment across a broad range of popular vehicle chassis from the world’s leading OEMs. In over 10 years of operation, the Company has built a large customer base deploying Class 2 – 5 vehicles across North America.

Company Name Change to Spruce Power
On November 4, 2022, XL Fleet announced that that it will change its corporate name from XL Fleet Corp. to Spruce Power Holding Corporation, effective on November 14, 2022. The Company will be known as Spruce Power. Additionally, the Company will change its New York Stock Exchange ("NYSE") ticker symbol from “XL” to “SPRU” at the open of market trading on November 14, 2022. The Company’s common stock will continue to be listed on the NYSE and its CUSIP will change in connection with the name change.

Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The consolidated statements of operations for the three months ended September 30, 2022 and 2021 are presented below:

	For the Three Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	$ Change	% Change
Revenues	$8,360	$3,200	$5,160	161%
Operating expenses:
Cost of revenues	4,677	2,510	2,167	86%
Engineering, research and development	2,348	3,217	(869)	(27)%
Selling, general and administrative expenses	29,343	12,742	16,601	130%
Loss from operations	(28,008)	(15,269)	(12,739)	83%
Other income	(6,422)	(7,738)	1,316	(17)%
Net loss	(21,586)	(7,531)	(14,055)	187%
Less: Net income attributable to noncontrolling interests	419	—	419	N.M. %
Net loss attributable to XL Fleet	$(22,005)	$(7,531)	$(14,474)	192%

Net loss per common share:
Basic and diluted	$(0.15)	$(0.05)	$(0.10)	185%

Drivetrain Segment
Revenues	$858	$555	$303	55%
Operating loss	(3,614)	(4,857)	1,243	(26)%

XL Grid Segment
Revenues	$2,422	$2,645	$(223)	(8)%
Operating loss	(484)	(1,648)	1,164	(71)%

Residential Solar Segment
Revenues	$5,080	$—	$5,080	N.M. %
Operating loss	(1,190)	—	(1,190)	N.M. %
Revenues
Revenues increased by $5.2 million, or 161.3%, to $8.4 million for the three months ended September 30, 2022 from $3.2 million for the three months ended September 30, 2021. The increase was primarily due to the addition of the Residential Solar segment which contributed $5.1 million of revenues due to the acquisition of Spruce Power on September 9, 2022. Drivetrain revenues increased $0.3 million while XL Grid revenues declined $0.2 million.

Cost of Revenues
Cost of revenues represent direct costs of Drivetrain and XL Grid revenues. Cost of revenues increased by $2.2 million, or 86.3%, to $4.7 million in the three months ended September 30, 2022 from $2.5 million for the three months ended September 30, 2021. The increase was primarily attributable to increased inventory reserves in the Drivetrain segment.
Engineering, Research and Development
Engineering, research and development expenses decreased by $0.9 million, or 27.0%, to $2.3 million in the three months ended September 30, 2022 from $3.2 million for the three months ended September 30, 2021. The decrease was primarily due to lower development expenses and lower consulting and development expenses as a result of the Company's decision in the first quarter of 2022 to discontinue plug-in hybrid products and scale back other hybrid platforms.
Selling, General and Administrative
Selling, general, and administrative expenses increased by $16.6 million to $29.3 million in the three months ended September 30, 2022 from $12.7 million for the three months ended September 30, 2021. The addition of the Residential Solar segment with the acquisition of Spruce Power on September 9, 2022 accounted for $6.0 of the increase during the quarter. Expenses for the three months ended September 30, 2022 include $13.6 million of transaction related expenses related to the acquisition of Spruce Power. The remaining net decrease was driven by lower compensation, temporary help and marketing expenses offset by higher legal expenses due to the Securities and Exchange Commission investigation and higher stock compensation expenses due to a one-time award given to the Chief Executive Office of Spruce Power.
Other (Income) Expense
Other income was $6.4 million for the three months ended September 30, 2022 versus $7.7 million for the three months ended September 30, 2021. Other income for the three months ended September 30, 2022 includes $8.8 million of income from the change in the fair value of interest rate swaps used by Spruce Power to reduce the volatility of its variable-rate debt. In addition, other income, net, for the nine months ended September 30, 2022 includes $2.0 million of interest expense related to the debt assumed as part of the Spruce Power acquisition. The change in fair value of the warrant liability was a gain of $0.6 million for the three months ended September 30, 2022 compared to a gain of $7.2 million for the three months ended September 30, 2021 due to a larger decline in the value of the Company's stock in the third quarter of 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021
The consolidated statements of operations for the nine months ended September 30, 2022 and 2021 are presented below:

	For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	$ Change	% Change
Revenues	$16,133	$7,569	$8,564	113%
Operating expenses:
Cost of revenues	12,318	6,633	5,685	86%
Engineering, research and development	7,741	7,438	303	4%
Selling, general and administrative expenses	53,802	31,522	22,280	71%
Impairment of goodwill	8,606	—	8,606	N.M. %
Loss from operations	(66,334)	(38,024)	(28,310)	74%
Other income	(15,973)	(81,938)	65,965	(81)%
Net (loss) income	(50,361)	43,914	(94,275)	(215)%
Less: Net income attributable to noncontrolling interests	419	—	419	N.M. %
Net (loss) income attributable to XL Fleet	$(50,780)	$43,914	$(94,694)	(216)%

Net (loss) income per common share:
Basic	$(0.36)	$0.32	$(0.68)	(212)%
Diluted	$(0.36)	$0.30	$(0.65)	(221)%

Drivetrain Segment
Revenues	$2,264	$2,512	$(248)	(10)%
Operating loss	(12,923)	(12,368)	(555)	4%

XL Grid Segment
Revenues	$8,789	$5,057	$3,732	74%
Operating loss	(3,378)	(2,137)	(1,241)	58%

Residential Solar Segment
Revenues	$5,080	$—	$5,080	N.M. %
Operating loss	(1,190)	—	(1,190)	N.M. %
Revenues
Revenues increased by $8.6 million to $16.1 million in the nine months ended September 30, 2022 from $7.6 million for the nine months ended September 30, 2021. Revenues were positively impacted by addition of the Residential Solar segment through the acquisition of Spruce Power on September 9, 2022. The Residential Solar segment contributed $5.1 million of revenues in the third quarter of 2022. The remaining increase was primarily due to higher revenues in the XL Grid segment of $3.7 million which increased to $8.8 million for the nine months ended September 30, 2022 from $5.1 million for the nine months ended September 30, 2021 as a result of the 2022 period including a full nine months of activity of World Energy while the 2021 period only included activity from the acquisition date of May 17, 2021. Revenues in the Drivetrain segment declined $0.2 million, or 9.9%, to $2.3 million for the nine months ended September 30, 2022 from $2.5 million for the nine months ended September 30, 2021.

Cost of Revenues
Cost of revenues increased by $5.7 million, or 85.7%, to $12.3 million in the nine months ended September 30, 2022 from $6.6 million for the nine months ended September 30, 2021. Cost of revenues in the XL Grid segment accounted for $3.0 million of the increase as a result of the higher revenues in 2022 from World Energy which was acquired on May 17, 2021. Cost of revenues in the Drivetrain segment increased $0.7 million as a result of charges of approximately $1.9 million related to the write-down of inventory to net realizable value primarily for certain components that were deemed obsolete as a result of the Company's plan to discontinue plug-in hybrid and scale back other hybrid platforms. The remaining decrease was due to lower revenues in 2022.
Engineering, Research and Development
Engineering, research and development expenses increased by $0.3 million, or 4.1%, to $7.7 million in the nine months ended September 30, 2022 from $7.4 million for the nine months ended September 30, 2021. The increase was solely attributable to research and development activities within the Drivetrain segment. The increase related to higher employee compensation and benefits due to increased incentive expense in 2022 and higher headcount prior to the reduction in force. The increase in compensation were offset by lower development and consulting expenses in 2022.
Selling, General and Administrative
Selling, general, and administrative expenses increased by $22.3 million, or 70.7%, to $53.8 million in the nine months ended September 30, 2022 from $31.5 million for the nine months ended September 30, 2021. The increase was primarily due to the acquisition of Spruce Power on September 9, 2022. Selling, general and administrative expense of Spruce Power for the period was $6.0 million. In addition, expenses for the nine months ended September 30, 2022 include $13.6 million of transaction related expenses related to the purchase of Spruce Power. Expenses in the XL Grid segment increased $3.3 million due to the impact of World Energy which was acquired on May 17, 2021. The remaining increase was due to higher legal expenses in 2022 due to the Securities and Exchange Commission investigation, severance charges of $1.4 million related to restructuring actions and the separation of the Company's former President and Chief Financial Officer in the first quarter of 2022 as well as higher stock compensation costs due to a stock award of $1.1 million granted to the Company's new President which vested immediately. These increases were offset by lower marketing expenses and professional fees in 2022.
Impairment of Goodwill

In the first quarter of 2022, due to reductions in the Company’s stock price and related market capitalization, the Company performed an assessment of its goodwill for impairment. Based on its assessment, the Company concluded that the goodwill was fully impaired and recognized a charge to $8.6 million.
Other (Income) Expense
Other income was $16.0 million for the nine months ended September 30, 2022 compared to $81.9 million for the nine months ended September 30, 2021. The decrease in other income was driven by a decrease in the gain on the change in fair value of the warrant liability, which was $5.1 million for the nine months ended September 30, 2022 versus $82.0 million for the nine months ended September 30, 2021. This decrease related to a higher decrease in the fair value of the Company's common stock in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2022. This decrease was partially offset by a gain on the extinguishment of debt of $4.5 million in the nine months ended September 30, 2022 related to the wind-down of the New Market Tax Credit obligation in January 2022. Other income for the nine months ended September 30, 2022 includes a gain of $8.8 million on the change in fair value of interest rate swap agreements used by Spruce Power to reduce volatility of its variable-rate debt.
Liquidity and Capital Resources
The Company’s cash requirements depend on many factors, including the execution of its business strategy and plan. With the acquisition of Spruce Power in September 2022, the Company assumed debt of $539.1 million. The Company remains focused on carefully managing costs, including capital expenditures, maintaining a strong balance sheet, and ensuring adequate liquidity. The Company’s primary cash needs are for debt service, acquisition of solar systems, operating expenses, working capital and capital expenditures to support the growth in its business. Working capital is impacted by the timing and extent of the Company’s business needs. As of September 30, 2022, the Company had cash and cash equivalents and restricted cash of $271.6 million.
As of September 30, 2022, the Company has long-term debt, including current portions, of $542.5 million.
The Company expects to continue to incur net losses in the short term, as it continues its strategic review. Based on the Company’s current liquidity, management believes that no additional capital will be needed to execute its current business plan over the next 12 months.
Other than the factors discussed in this section, the Company is not aware of any other trends, demands or commitments that would materiality affect liquidity or those that relate to its resources as of September 30, 2022.
Cash Flows Summary
Presented below is a summary of our operating, investing and financing cash flows:

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Net cash provided by (used in)
Operating activities	$(46,396)	$(34,215)
Investing activities	(31,533)	(14,105)
Financing activities	(2,263)	85,427
Net change in cash and cash equivalents and restricted cash	$(80,192)	$37,107
Cash Flows Used in Operating Activities
The Company’s cash flows from operating activities have historically been significantly affected by its cash investments to support the growth and operations of its business in areas such as research, development and engineering and selling, general and administrative expense and working capital. During the nine months ended September 30, 2022, the Company scaled back its Drivetrain, XL Grid and corporate operations, which has reduced near term operating cash burn.

The net cash used in operating activities for the nine months ended September 30, 2022 was $46.4 million. Uses of cash consisted principally of a net loss of $50.8 million, offset by an increase of $2.1 million in accrued expenses and other current liabilities driven by higher accrued interest at Spruce Power as well the net utilization of $2.7 million of prepaid expenses. The increase in cash utilized by operations in the nine months ended September 30, 2022 versus the nine months ended September 30, 2021 represents increased acquisition expenses in the nine months ended September 30, 2022 due to the acquisition of Spruce Power as well as higher legal expenses due to the Securities and Exchange Commission investigation.
Cash Flows Provided by Investing Activities
The changes in cash flows from investing activities are primarily related to the acquisition of Spruce Power. Cash outflows of $32.6 million represent the cash consideration paid of $61.8 million net of cash acquired of $29.2 million. 2021 cash flows from investing activities includes $8.2 million of net cash paid to purchase World Energy in May of 2021. Cash used for purchases of property and equipment were $0.3 million and $2.9 million for the nine months ended September 30, 2022 and 2021, respectively. Cash used in investing activities for the nine months ended September 30, 2021 includes a cash expenditure of $3.0 million to invest in the eNow convertible note.
Cash Flows Provided by Financing Activities
The net cash provided by financing activities for the nine months ended September 30, 2022 was $2.3 million which primarily consisted of $2.6 million of capital distributions made by Spruce Power offset by proceeds from stock option exercises of $0.5 million For the nine months ended September 30, 2021, the cash provided by financing activities of $85.4 million primarily consisted of proceeds from the exercise of public warrants of $85.6 million.

Off-Balance Sheet Arrangements
Through the date of its liquidation in the first quarter of 2022, the Company maintained the New Markets Tax Credit variable interest entity, which was reported within our Condensed Consolidated Financial Statements. Other than this entity, the Company did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.
Critical Accounting Policies and Estimates

The Condensed Consolidated Financial Statements have been prepared in accordance with the generally accepted accounting principles of the U.S. as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification ("ASC"), and we evaluate the various staff accounting bulletins and other applicable guidance issued by the SEC. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the consolidated balance sheet date, as well as the reported expenses incurred during the reporting periods. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to our Condensed Consolidated Financial Statements.

While our significant accounting policies are described in the notes to our historical financial statements included elsewhere in this Quarterly Report on Form 10-Q (see Note 2. Summary of Significant Accounting Policies of Notes to the accompanying Unaudited Condensed Consolidated Financial Statements), we believe that the following accounting policies require a greater degree of judgment and complexity:

●    Business combinations

●    Revenue recognition
●    Warrant liabilities

●    Reserves and net realizable value adjustments for the Company’s warranty liability and inventory, respectively

●    Derivative instruments and hedging activities

●    Noncontrolling interests

●    Variable interest entities

●    Impairment assessment of goodwill and long-lived assets

●    Valuation of deferred tax assets
New and Recently Adopted Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on the Company's Unaudited Condensed Consolidated Financial Statements, see Note 2. Summary of Significant Accounting Policies of Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risks in the ordinary course of our business. With the acquisition of Spruce Power on September 9, 2022, we assumed $542.5 million of long-term debt with $542.5 million outstanding as of September 30, 2022, a majority of which is variable rate debt. The Company uses interest rate swap contracts to mitigate the market risk associated with rising interest rates. The Company has not qualified for hedge accounting and, as such, records the change in the fair value of the interest rate swap agreements to interest expense. Under the interest rate swap contracts, the Company pays the counterparty an amount equal to a notional amount approximating the principal amount of the variable-

rate debt multiplied by fixed rate and receives an amount equal to the notional amount multiplied by the variable rate that equals the variable rate of the debt.
Item 4. Controls and Procedures.
Management’s Evaluation of our Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer (Principal Executive Officer) and its Chief Financial Officer (Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, the Company’s Principal Executive Officer and its Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022.

Based on this evaluation, including the presence of material weaknesses as discussed below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2022.

Notwithstanding the identified material weaknesses, management believes that the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods present in accordance with U.S. GAAP.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our material pending legal proceedings, see Legal Proceedings in Note 14. Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and incorporated herein by reference.
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

The solar energy industry is an emerging market which is constantly evolving and may not develop to the size or at the rate that we expect.

The solar energy industry is an emerging and constantly evolving market opportunity. We believe the solar energy industry is still developing and maturing, and we cannot be certain that the market will grow to the size or at the rate we expect. Any future growth of the solar energy market and the success of our solar service offerings depend on many factors beyond our control, including recognition and acceptance of the solar service market by consumers, the pricing of alternative sources of energy, a favorable regulatory environment, the continuation of expected tax benefits and other incentives, and our ability to provide our solar service offerings cost effectively. If the markets for solar energy do not develop to the size or at the rate we expect, our business may be adversely affected.

Solar energy has yet to achieve broad market acceptance and depends in part on continued support in the form of rebates, tax credits, and other incentives from federal, state and local governments. If this support diminishes materially, our ability to obtain external financing on acceptable terms, or at all, could be materially adversely affected. These types of funding limitations could lead to inadequate financing support for the anticipated growth in our business. Furthermore, growth in residential solar energy depends in part on macroeconomic conditions, retail prices of electricity and customer preferences, each of which can change quickly. Declining macroeconomic conditions, including in the job markets and residential real estate markets, could contribute to instability and uncertainty among customers and impact their financial wherewithal, credit scores or interest in entering into long-term contracts, even if such contracts would generate immediate and long-term savings.

Furthermore, market prices of retail electricity generated by utilities or other energy sources could decline for a variety of reasons, as discussed further below. Any such declines in macroeconomic conditions, changes in retail prices of electricity or changes in customer preferences would adversely impact our business.

Increases in costs, disruption of supply or shortage of raw materials and electronics supplies, including lithium-ion battery cells and cellular meters could affect our business

In the production of our electrified powertrain solutions, we have experienced, and in the future may again experience, increases in the cost or a sustained interruption in the supply or shortage of our components. Any such increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. The prices for our components fluctuate depending on market conditions and global demand and could adversely affect our business, prospects, financial condition and operating results. For instance, we are exposed to multiple risks relating to price fluctuations for battery cells. These risks include:

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

The Company is a defendant in two separate class action complaints and has received a subpoena from the Securities and Exchange Commission requesting the production of certain documents related to, among other things, the Company’s business combination with XL Hybrids, Inc. and the related PIPE financing, the Company’s sales pipeline and revenue projections, purchase orders, suppliers, CARB approvals, fuel economy from our Drivetrain products, customer complaints, and disclosures and other matters in connection with the foregoing. For a description of these pending legal proceedings, see Legal Proceedings in Note 14. Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and incorporated herein by reference. The costs to the Company to defend the class action complaints and cooperate and comply with the Securities and Exchange Commission investigation will be material. These costs will have an adverse impact on the Company’s statement of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2022, the Company withheld and repurchased shares to pay taxes due upon the vesting of restricted stock. The following table provides information about such repurchases during the three months ended September 30, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Period:
July 1, 2022 - July 31, 2022	—	—	—	—
August 1, 2022 - August 31, 2022	—	—	—	—
September 1, 2022 - September 30, 2022	281,320	$1.17	—	—
Total	281,320	$1.17	—	—
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

XL FLEET CORP.

Date: November 9, 2022	By:	/s/ Eric Tech
	Name:	Eric Tech
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Donald P. Klein
	Name:	Donald P. Klein
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)