Form 10-K
period 2022-12-31
SPRUCE POWER HOLDING CORP
filed 2023-03-30
CIK 1772720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                     TO
Commission File Number 001-38971
___________________________
Spruce Power Holding Corporation
(Exact name of Registrant as specified in its Charter)
___________________________

Delaware	83-4109918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1875 Lawrence Street, Suite 320
Denver, CO	80202
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (866) 903-2399
___________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Shares of common stock, $0.0001 par value	SPRU	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange of $1.15 per share as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $156.6 million.
As of March 17, 2023, 147,930,929 shares of the registrant’s common stock, $0.0001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s 2023 annual meeting of stockholders are deemed to be incorporated by reference into Part III of this report.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that relate to future events or our future financial performance including, but not limited to, statements regarding the plans, strategies and prospects, both business and financial, of the Company, the anticipated or potential impact of COVID-19 and the global response thereto on our financial condition or business, our growth plans, future financial and operating results, costs and expenses, the outcome of contingencies, financial condition, results of operations, liquidity, cost savings, business strategies, and other statements that are not historical facts. Forward-looking statements can be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “opportunity,” “plan,” “predict,” “potential,” “estimate,” “should,” “will,” “would” or the negative of these terms or other words of similar meaning. These statements are based upon the Company’s current plans and strategies and reflect the Company’s current assessment of the risks and uncertainties related to its business and are made as of the date of this report. These statements are inherently subject to known and unknown risks and uncertainties. You should read these statements carefully because they discuss our future expectations or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results to differ materially from those currently anticipated include the following:

•Any inability or delay in realizing the benefits anticipated by the acquisition of Legacy Spruce Power.

•Uncertainties relating to the solar energy industry and the risk that sufficient additional demand for residential solar energy systems may not develop or take longer to develop than we anticipate.

•Disruptions to our solar monitoring systems could negatively impact our revenues and increase our expenses.

•Warranties provided by the manufacturers of equipment for our assets and maintenance obligations may be inadequate to protect us.

•The solar energy systems we own or may acquire have a limited operating history and may not perform as we expect, including as a result of unsuitable solar and meteorological conditions.

•Problems with performance of our solar energy systems may cause us to incur expenses, may lower the value of our solar energy systems and may damage our market reputation.

•Developments in technology or improvements in distributed solar energy generation and related technologies or components may materially adversely affect demand for our offerings.

•We could be harmed by a material reduction in the retail price of traditional utility generated electricity, electricity from other sources or renewable energy credits.

•We may fail to grow by expanding our market penetration or to manage our growth effectively.

•We may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, and we may experience difficulties in integrating strategic acquisitions.

•We may require additional financing to support the development of our business and implementation of our growth strategy.

•We are subject to risks relating to our outstanding debt, including risks relating to rising interest rates and the risk that we may not have sufficient cash flow to pay our debt.

•We may be adversely affected by the global COVID-19 pandemic.

•We are subject to cybersecurity risks.

•We are subject to risks relating to global economic conditions.

•We may become subject to litigation or other claims which could cause us to incur significant expense, hinder execution of business and growth strategy and impact the price of our Common Stock.

ii

•Changes in tax laws may materially adversely affect our business, prospects, financial condition and operating results.

•We are subject to risks relating to changes in, and our compliance with, laws and regulations affecting our business.

All forward-looking statements should be considered in the context of the risks and other factors described above and in Item 1A under the heading “Risk Factors.” The risks described under the heading “Risk Factors” are not exhaustive. Other sections of this Annual Report on Form 10-K, such as the description of our business set forth in Item 1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 describe additional factors that could adversely affect the business, financial condition or results of operations of the Company. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

iii

PART I
Unless the context provides otherwise, all references in this Annual Report on Form 10-K to the “Company”, "Spruce Power", “we”, “our” and “us” refer to Spruce Power Holding Corporation and its consolidated subsidiaries, including Spruce Holding Company 1 LLC, Spruce Holding Company 2 LLC, Spruce Holding Company 3 LLC, and Spruce Manager LLC (collectively and together with their subsidiaries, “Legacy Spruce Power”) after the acquisition of Legacy Spruce Power on September 9, 2022. Depending on the context, references to "Spruce Power" may also include the historical business of Legacy Spruce Power prior to September 9, 2022.
Item 1. Business.
Company Overview

The Company is a leading owner and operator of distributed solar energy assets across the United States, offering subscription-based services to more than 72,000 customers with the March 2023 SEMTH Acquisition discussed below and making renewable energy more accessible to everyone.

The Company generates revenues primarily through the sale of electricity generated by its residential solar energy systems to homeowners pursuant to long-term agreements that obligate the Company’s subscribers to make recurring monthly payments, and the servicing of those agreements for other institutional owners of residential solar energy systems.

The Company holds subsidiary fund companies that own and operate portfolios of residential solar energy systems. The solar energy systems are subject to solar lease agreements ("SLAs") and power purchase agreements ("PPAs", together with the SLAs, "Customer Agreements") with residential customers who benefit from the production of electricity produced by the solar energy systems. The solar energy systems may qualify for subsidies, renewable energy credits and other incentives as provided by various states and local agencies. These benefits have generally been retained by the Company's subsidiaries that own the systems, with the exception of the investment tax credit under Section 48 of the Internal Revenue Code ("IRC"), which were generally passed through to the various financing partners of the solar energy systems.

The Company also engages in the energy efficiency and solar loan servicing business. The Company offers services which include asset management services and operating and maintenance services for residential solar photovoltaic projects, in addition to, loan servicing support that allows residential consumers to finance energy efficiency home improvements and residential solar energy systems. In addition to providing management services to its own portfolio, the Company also provides management services to over 7,500 systems owned by other companies. These services include (i) billing and collections, (ii) account management services, (iii) financial reporting, (iv) homeowner support and (v) maintenance monitoring and dispatch.
Corporate History and Background
On December 21, 2020 (the “Closing Date”), Pivotal Investment Corporation II, a special purpose acquisition company incorporated on March 20, 2019 (“Pivotal”), consummated a business combination pursuant to that certain Agreement and Plan of Reorganization, dated as of September 17, 2020 (the “Merger Agreement”), by and among Pivotal, PIC II Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of Pivotal (“Merger Sub”), and XL Hybrids, Inc., a Delaware corporation (“Legacy XL”). Pursuant to the terms of the Merger Agreement, a business combination between Pivotal and Legacy XL was affected through the merger of Merger Sub with and into Legacy XL, with Legacy XL surviving as the surviving company and as a wholly-owned subsidiary of Pivotal (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). On the Closing Date, and in connection with the closing of the Business Combination (the “Closing”), Pivotal Investment Corporation II changed its name to XL Fleet Corp ("XL Fleet").

Under the XL Fleet name, the Company was historically a provider of fleet electrification solutions for commercial vehicles in North America, offering its systems for vehicle electrification (the “Drivetrain” segment) and through its energy efficiency and infrastructure solutions business, including offering and installing charging stations to enable customers to effectively and cost-effectively develop the charging infrastructure required for their electrified vehicles (the “XL Grid” segment). The XL Grid segment included World Energy Efficiency Services, LLC (“World Energy”) after its acquisition in May 2021.

In the first quarter of 2022, the Company initiated a strategic review of its overall business operations which included assessing its offerings, strategy, processes and growth opportunities. As a result of the strategic review, in the first quarter of 2022 the Company made the following decisions relating to a restructuring of its Drivetrain business: (i) the elimination of a substantial majority of the Company’s hybrid drivetrain products; (ii) the elimination of its Plug-In Hybrid Electric Vehicles (“PHEV”) products; (iii) the reduction in the size of the Company’s workforce by approximately 50 employees; (iv) the closure of the Company’s production center and warehouse in Quincy, IL; (v) the closure of the Company’s engineering activities in its Boston office; and (vi) the termination of the Company’s partnership with eNow.

Following the strategic review, the Company announced its decision to pursue transformational mergers and acquisition (“M&A”) opportunities, enabled by a significant cash balance resulting from the Company’s go-public transaction completed in December 2020.

As a result of these efforts, on September 9, 2022, the Company acquired 100% of the membership interests of Spruce Holding Company 1 LLC, Spruce Holding Company 2 LLC, Spruce Holding Company 3 LLC, and Spruce Manager LLC (collectively and together with their subsidiaries, “Legacy Spruce Power”) for $32.6 million which consisted of cash payments of $61.8 million less cash and restricted cash acquired of $29.2 million. With the acquisition of Legacy Spruce Power, the Company also assumed $542.5 million of long-term debt.

In November 2022, the Company changed its corporate name from “XL Fleet Corp” to “Spruce Power Holding Corporation”. Additionally, the Company changed its ticker symbol from “XL” to “SPRU.”
Discontinued Operations

With the completion of the acquisition of Legacy Spruce Power, the Company announced that it would analyze strategic alternatives related to its Drivetrain business. In December 2022, the Company announced that it was exiting its Drivetrain business and would be selling a portion of the business for an immaterial amount to Shyft Group USA (“Shyft”) which closed on January 1, 2023. Shyft bought certain technical equipment and assumed the Company’s Wixom, Michigan facility and also offered employment to certain engineers and other sales personnel. Shyft also assumed completion of the Company’s pilot development agreement with the Department of Defense related to vehicle hybridization (with the Company retaining rights to potential future royalties from the program).

The Company also announced that it had sold certain battery inventory and its legacy hybrid technology to RMA Group, an automotive and equipment supplier in Southeast Asia.

As of December 31, 2022, the Company had ceased Drivetrain operations and began to restructure most of its related Corporate functions.

The Company also began reviewing the operations of its XL Grid business to evaluate its strategic fit with Spruce Power. In the fourth quarter of 2022, the Company entered into a non-binding letter of intent (“LOI”) for the sale of World Energy for an immaterial amount, with the divestiture closing in January 2023 and the Company ceased XL Grid operations after the closing of the divestiture.

Both the Drivetrain and XL Grid operations are presented as discontinued operations.

Company Strategy

The Company believes that the combination of Spruce Power’s existing Customer Agreements' subscriber-base proven servicing platform, together with the Company’s capital resources and relationships gives it the ability to take advantage of rapid growth in distributed solar, energy storage and electric vehicle adoption while creating a path to more predictable revenues, profits and cash flow for the Company’s shareholders.

As described above, over the past several quarters, the Company’s Management and Board of Directors conducted a comprehensive review of the Company’s existing business as well as potential acquisitions that could accelerate growth and increase profitability. Based on that review, as well as learnings from the operation of the XL Grid segment, the Company determined to refocus its business on providing subscription-based solutions to homeowners for rooftop solar and servicing of assets and customers to other owners of similar portfolios. In addition, offering consumer power products such as energy storage, EV chargers and other energy-related products would yield greater value for the Company’s shareholders. Key elements of the Company’s new corporate strategy include:

a. Leveraging the Spruce Power platform to become a leading provider of subscription-based solutions for distributed energy resources – Spruce Power has more than a decade of experience owning and operating rooftop solar systems, and the Customer Agreements associated with those systems, as well as energy efficiency upgrades. The Company believes that Spruce Power’s proven platform for managing residential solar can be extended to other categories of distributed energy resources. Through leveraging the Spruce Power platform, the Company intends to grow its revenues by providing subscription-based solutions for rooftop solar, energy storage, EV chargers and other energy-related products, as well as the servicing and management of those systems, to homeowners and small businesses. Over the last 18 months, Spruce Power has focused on delivering best-in-class customer service, with investment into process and platform improvement for on-site monitoring, customer billing and working with qualified partners for field services.

b. Profitably growing return on assets by focusing on channels with below-average customer acquisition cost – The Company will seek to grow its subscriber revenues by focusing on the channels that have below-average customer acquisition costs and the ability to increase return on assets, including: acquiring existing systems from other companies or investment funds, selling additional services to existing subscribers, selling services to new customers online and partnering with selected independent installers to provide a subscription-based solution for their customers.

c. Increasing shareholder value by delivering predictable revenues, profits and cash flow – By focusing on subscription-based solutions with long-term customer agreements, and the adjacent businesses of servicing and managing those systems, the Company will seek to generate consistent revenues, profits and cash flow.

Customer Operations

Spruce Power has over ten years of experience servicing rooftop solar systems including servicing both the over 72,000 systems (with the March 2023 SEMTH Acquisition) from its own portfolios and over 7,500 systems owned by third parties. The Company’s in-house capabilities include: customer billing and collections, cash administration, account management services, homeowner support, maintenance monitoring and dispatch, and portfolio accounting and financial reporting. The Company has made progress in elevating its customer service and continues to invest resources in its goal of becoming best-in-class.

Spruce Power’s in-house customer operations is intended to position the Company to be able to leverage existing relationships to expand beyond solar to comprehensive home energy management.

The Company believes that Spruce Power’s customer operations infrastructure has created a scalable opportunity where it is able to improve profitability through growth with lower incremental operational costs.

Corporate Development

Spruce Power’s growth strategy is different than other public third-party asset owner organizations. Spruce Power does not sell new solar systems directly to consumers and does not have its own sales force. Spruce Power has a dedicated corporate development team that has historically been successful in acquiring high quality portfolios of solar systems that are already in operations and have long-term contracts with the homeowners. Spruce Power’s in-house M&A team acquires operating residential solar energy systems “in-bulk” from other companies. This approach has positioned Spruce Power to achieve step change growth while minimizing its customer acquisition costs.

In furtherance of its growth strategy, on March 23, 2023, the Company completed the acquisition of all the issued and outstanding interests in SS Holdings 2017, LLC and its subsidiaries ("SEMTH" and the “SEMTH Acquisition”) from certain funds managed by HPS Investment Partners, LLC (“HPS”), pursuant to a Membership Interest Purchase And Sale Agreement (“Purchase Agreement”) dated as of March 23, 2023. The SEMTH assets include 20-year use rights to the customer payment stream of approximately 22,500 residential solar leases and power purchase agreements. The Company acquired SEMTH for approximately $23 million of cash, net of cash received, and assumed $125 million of outstanding senior indebtedness held by SS Holdings 2017, LLC, and its subsidiaries at the close of the acquisition.

Since 2019, with the acquisition of SEMTH in March 2023, Spruce Power has acquired 11 rooftop solar portfolios' Customer Agreements with a combined capacity of approximately 285 MWdc over 54,000 systems.

Spruce Power’s corporate development team additionally brings significant experience in renewable energy credit markets, a critical area of expertise in residential solar power markets that allows additional value creation alongside Spruce Power’s acquisition strategy.
Competition

Distributed solar generation is a capital-intensive, evolving business with numerous industry participants. While Spruce Power’s solar generation portfolios are currently contracted, Spruce Power may compete in the future primarily on the basis of price of electricity, quality of service and low/no carbon energy. Spruce Power considers the long-term contracted profile of its solar generation assets, among other strengths discussed below, as competitive advantages. Distributed solar generation is a growing industry in the United States and diverse in terms of industry structure. As such, there is a wide variation in terms of the capabilities, resources, nature and identity in the companies Spruce Power competes with depending on the market. In residential distributed solar generation, customers' needs are met through long-term bilateral contracts which supply power and maintenance services.

In addition, Spruce Power competes with other companies to acquire operating portfolios of residential solar energy systems with stable contracted cash flows. Spruce Power considers its primary competitors for opportunities in North America as other solar companies with vertically integrated business models, existing solar servicing companies, purely finance focused organizations, and regulated utility holding companies.

Spruce Power believes that it is well-positioned to execute its strategy over the long term based on the following competitive strengths:

Spruce Power management and operational expertise. Spruce Power believes it benefits from Management's seasoned experience in industry (renewables, utilities, and financial services), corporate development (M&A) and customer focused, cost-efficient operations.

Contracted assets with stable cash flows. The contracted nature and diversification of off-takers in Spruce Power's portfolio of residential solar assets supports stable long-term cash flows. Residential solar assets in Spruce Power's portfolio are contracted under long-term contracts that generally provide for lease payments or production-based power purchase payments over the contract term. Spruce Power’s solar residential asset portfolios have a total weighted average remaining contract term of approximately 13 years as of December 31, 2022.

Newer, well-maintained portfolio. Approximately 65% of Spruce Power's portfolio, based on expected contributions to cash generated, of residential solar energy systems have been operating on average for fewer than 8 years. Because its portfolio of projects are relatively new relative to their expected useful life and use industry-standard technology, Spruce Power believes that it will achieve the expected levels of performance.

Geographic and resource diversification. With the March 2023 SEMTH Acquisition, Spruce Power’s portfolio of over 72,000 systems is geographically diverse across 18 states in the United States which reduces exposure to localized weather events, natural disasters, regional underperformance, and adverse regulatory actions providing a more stable stream of cash flows over the long term than a non-diversified portfolio.

Flexible customer service platforms. Spruce Power utilizes scalable, cost-effective customer service platforms and systems in its operations which support efficient integration and service of acquired portfolios and third party owned portfolios. These platforms also provide customers with self-service options to make payments and select other services.

Competitiveness of renewable energy. Renewable energy technology has improved in recent years. Solar energy generation is becoming one of the lowest cost energy generation technologies in many regions in the U.S. which is expected to lead to significant growth in the renewable energy industry. Solar technology is improving as solar cell efficiencies improve and installation costs are declining.

Seasonality

The Company’s revenue is impacted by seasonal weather patterns as the amount of electricity its solar energy systems produce is dependent in part on the amount of sunlight where the assets are located. Less daylight hours in winter months and adverse weather conditions will reduce the output of solar energy systems. Customers purchase electricity under PPAs and SLAs. As PPA revenue is recognized when generated based upon the amount of electricity delivered as determined by remote monitoring equipment at solar rates specified under the PPAs, the associated revenue is impacted by seasonality. For SLAs, revenue is recognized on a straight-line basis over the contract term as the obligation to provide continuous access to the solar energy system is satisfied and accordingly is not impacted by seasonality.

Intellectual Property

Generally, the Company’s residential solar business is not dependent on intellectual property. As needed, the Company relies on intellectual property laws, primarily a combination of copyright and trade secret laws in the U.S., as well as license agreements and other contractual provisions, to protect any proprietary technology. The Company also relies on registered trademarks to protect its brands.

Human Capital Management

The Company’s mission is to power our customers’ clean and efficient energy use, for a stable future. The Company believes that starts with its employees. The Company’s culture is built upon its values of coordination, being purpose-driven where work is results oriented.

The Company has invested in talent management and employee engagement initiatives consistently, fostering a culture of belonging and execution. The Company has implemented several training programs, including an internally designed Spruce University training program to foster an environment of learning, employee development and longer-term internal career paths.

Continued Learning: To create a culture of learning, purpose, diversity, and opportunity, the Company's leaders must never stop looking to improve. That is why the Company has committed to training its Senior Leadership twice a year with programs to promote teamwork, accountability, and development of young leaders. In addition, the Company grants access to staff training programs within our internal Spruce University program to cover the foundations of solar energy, management skills, professional communication, and our own business and company history. Investing in our employees is investing in the Company’s future.

A Place of Belonging: The Company believes for any workforce to be satisfied with a purpose and direction on the job, they must feel they belong here. The Company works towards creating an environment that is inclusive, creative, and humble. To keep employees engaged and working towards the Company’s objectives, the Company works to meet their basic needs and provide opportunities for them to be represented. Since the Company’s beginnings, a team was formed with purpose to represent each area of the Company so that programs and initiatives that are pursued provide equal amounts of benefits to staff. Annually, the Company conducts a climate survey to measure its results, in addition to holding quarterly Town Halls where Management shares its strategies, goals, and achievements.

Human Capital: As of December 31, 2022, the Company had 318 full time employees, including 169 employees from Spruce Power, 107 employees from Drivetrain operations and 42 employees at World Energy. Spruce Power's employees are primarily located in Denver, Colorado and Houston, Texas. In addition, the Company works with independent contractors and consultants. No employees are covered by collective bargaining agreements and the Company has not experienced any work stoppages.

Supporting Employee Welfare: In addition to providing employees competitive wages to support everyday living, the Company also offers employees access to comprehensive benefits for medical, dental and vision. Employees also have access to retirement savings through the Company’s 401k plan with a guaranteed match from the Company to those participating.
Government Regulations

Although the Company is not regulated as a public utility in the United States under applicable national, state or other local regulatory regimes where it conducts business, the Company competes primarily with regulated utilities. As a result, the Company maintains a team that focuses on the key regulatory and legislative issues impacting the entire industry.

The Company obtains interconnection permission from the applicable local primary electric utility. Depending on the size of the solar energy system and local law requirements, interconnection permission is provided by the local utility directly to the Company and/or its customers. In almost all cases, interconnection permissions are issued on the basis of a standard process that has been pre-approved by the local public utility commission or other regulatory body with jurisdiction over net metering policies. As such, no additional regulatory approvals are required once interconnection permission is given.

The Company's collection activities are regulated in various states in which it operates. As such, the Company obtains and maintains collection agency licenses in the states in which it operates as required by law and is subject to regulatory examination of such collection activities on a regular basis.
Corporate Information

The Company's principal executive offices are located at 1875 Lawrence Street, Denver, Colorado 80202, and its telephone number is (888) 390-1131. The Company's website address is www.sprucepower.com and the information contained in, or that can be accessed through, the Company's website is not part of this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K.
Information Available on the Internet
The Company's internet address is www.sprucepower.com, to which the Company regularly post copies of its press releases as well as additional information about us. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investor Relations section of the Company's website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company includes its web site address in this Annual Report on Form 10-K only as an inactive textual reference. Information contained in the Company's website does not constitute a part of this report or its other filings with the SEC.
Item 1A. Risk Factors
Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section below entitled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may have an adverse effect on our business, financial condition, results of operations, and prospects. Such risks include, but are not limited to:

Risks Related to the Solar Industry

•The solar energy industry is an emerging market which is constantly evolving and may not develop to the size or at the rate that we expect.

•If sufficient additional demand for residential solar energy systems does not develop or takes longer to develop than we anticipate, our opportunities for future growth may decline.

•Disruptions to our solar monitoring systems could negatively impact our revenues and increase our expenses.

•Warranties provided by the manufacturers of equipment for our assets and maintenance obligations may be limited by the ability of a supplier to satisfy its warranty or performance obligations or by the expiration of applicable time or liability limits, which could reduce or void the warranty protections or may be limited in scope or magnitude of liabilities and thus, the warranties and maintenance obligations may be inadequate to protect us.

•The solar energy systems we own or may acquire have a limited operating history and may not perform as we expect.

•Problems with performance of our solar energy systems may cause us to incur expenses, may lower the value of our solar energy systems and may damage our market reputation and adversely affect our business.

•We typically bear the risk of loss and the cost of maintenance, repair and removal on solar energy systems that are owned by Spruce Power and tax equity partnerships.

•The installation and operation of solar energy systems and energy storage systems depends heavily on suitable solar and meteorological conditions, which may be impacted by the effects of climate change.

•Developments in technology or improvements in distributed solar energy generation and related technologies or components may materially adversely affect demand for our offerings.

•A material reduction in the retail price of traditional utility generated electricity or electricity from other sources could harm our business, financial condition, results of operations and prospects.

Risks Related to Our Business Operations

•We may be unable to realize the benefits anticipated by the acquisition of Legacy Spruce Power or it may take longer than anticipated for the combined company to achieve those benefits.

•If we fail to manage our growth effectively, including failing to attract and integrate qualified personnel, we may not be able to develop, produce, market and sell our products and services successfully.

•Our business model requires further market penetration to drive growth and failure to expand would have a material adverse effect on our operating results and business and could result in substantial liabilities that exceed our resources.

•We are or may be subject to risks associated with strategic alliances or acquisitions and may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.

•We may experience difficulties in integrating strategic acquisitions.

•We may require additional financing to support the development of our business and implementation of our growth strategy.

•We are highly dependent on the services of our Chief Executive Officer, and if we are unable to retain our Chief Executive Officer, attract and retain key employees or hire qualified management and technical personnel, our ability to compete could be harmed.

•Rising interest rates could adversely affect our financial condition.

•Servicing our debt requires a significant amount of cash to comply with certain covenants and satisfy payment obligations, and we may not have sufficient cash flow from our business to pay our substantial debt and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

•Our interest rate swaps could be adversely affected if the financial institutions holding such rate swaps fail.

•Our insurance strategy may not be adequate to protect us from all business risks.

•We are subject to cybersecurity risks to operational systems, security systems, infrastructure, integrated software and customer data processed by our or third-party vendors or suppliers and any material failure, weakness, interruption, cyber event, incident or breach of security could prevent us from effectively operating our business.

•Management has limited experience in operating a public company.

•Global economic conditions and any related ongoing impact of supply chain constraints and the market of our product and service could adversely affect our results of operations.

•We have been named a defendant in stockholder class actions, and the Securities and Exchange Commission has sent us requests for information, including a subpoena for documents. These, and potential similar or related lawsuits or investigations, could result in substantial legal fees, fines, penalties or damages and may divert Management’s time and attention from our business.

•Our business and operations could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact the price of our Common Stock.

•We may need to defend ourselves against patent, copyright or trademark infringement claims or trade secret misappropriation claims, which may be time-consuming and cause us to incur substantial costs.

•Our business may be adversely affected if we are unable to protect our intellectual property rights from unauthorized use by third parties.

Risks Related to Tax and Accounting Matters

•Changes in tax laws may materially adversely affect our business, prospects, financial condition and operating results.

•If the IRS makes determinations that the fair market value of our solar energy systems is materially lower than what we have claimed, we may have to pay significant amounts to our fund investors, and our business, financial condition, and prospects may be materially and adversely affected.

•We may be required to record an impairment expense on our goodwill or long-lived assets.

•Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with business combinations or other ownership changes.

•We have identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences.

Risks Related to Regulation

•Our business depends in part on the regulatory treatment of third-party owned solar energy systems.

•We are subject to various environmental laws and regulations that could impose substantial costs upon us.

•Technical and regulatory limitations regarding the interconnection of solar energy systems to the electrical grid may significantly reduce our ability to sell electricity from our solar energy systems in certain markets or delay interconnections and customer in-service dates, harming our growth rate and customer satisfaction.

•We are subject to risks associated with construction, regulatory compliance and other contingencies.

•Compliance with occupational safety and health requirements and best practices can be costly and noncompliance with such requirements may result in potentially significant monetary penalties, operational delays and adverse publicity.

•A failure to comply with laws and regulations relating to interactions by us with residential customers could result in negative publicity, claims, investigations and litigation and adversely affect our financial performance.

•We are subject to U.S. and foreign anti-corruption and anti-money laundering laws and regulations. We could face criminal liability and other serious consequences for violations, which could harm our business.

•Our business is subject to complex and evolving data protection laws. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, increased cost of operations or otherwise harm our business.

•Our business is subject to consumer protection laws. Such laws and regulatory enforcement policies and priorities are subject to change that may negatively impact our business.

•The highly regulated environment in which our capital providers operate could have an adverse effect on our business.

Risks Related to Ownership of Our Securities

•We have no current plans to declare a dividend in the foreseeable future.

•We have identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences.

•We are a “smaller reporting company” and will be able to avail ourselves of reduced disclosure requirements applicable to smaller reporting companies, which could make our common stock less attractive to investors.

•We will incur increased costs related to operating as a public company, and Management will devote substantial time to new compliance initiatives.

•If our stock price declines, our Common Stock may be subject to delisting from the New York Stock Exchange.

•The price of our Common Stock may be volatile.

•Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our Common Stock.

•If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our Common Stock adversely, the price and trading volume of our Common Stock could decline.

•We may issue additional Common Stock or preferred stock, including under our equity incentive plan. Any such issuances would dilute the interest of our stockholders and likely present other risks.

•We may issue additional shares of Common Stock or other equity securities without stockholder approval, which will dilute existing stockholders’ interests and may depress the market price of our Common Stock.

•Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

•Our Certificate of Incorporation contains anti-takeover provisions that could adversely affect the rights of our stockholders.

•Our Certificate of Incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

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

Risks Related to the Solar Industry

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

If sufficient additional demand for residential solar energy systems does not develop or takes longer to develop than we anticipate, our opportunities for future growth may decline.

The distributed residential solar energy market is at a relatively early stage of development in comparison to fossil fuel-based electricity generation. If additional demand for distributed residential solar energy systems fails to develop sufficiently or takes longer to develop than we anticipate, we may be unable to grow our business. In addition, demand for solar energy systems and energy storage systems in our targeted markets may not develop to the extent we anticipate. As a result, we may be unsuccessful in broadening our customer base through the acquisition of additional residential solar portfolios.

Many factors may affect the demand for solar energy systems, including the following:

•availability, substance and magnitude of solar support programs including government targets, subsidies, incentives, renewable portfolio standards and residential net metering rules;

•the relative pricing of other conventional and non-renewable energy sources, such as natural gas, coal, oil and other fossil fuels, wind, utility-scale solar, nuclear, geothermal and biomass;

•performance, reliability and availability of energy generated by solar energy systems compared to conventional and other non-solar renewable energy sources;

•availability and performance of energy storage technology, the ability to implement such technology for use in conjunction with solar energy systems and the cost competitiveness such technology provides to customers as compared to costs for those customers reliant on the conventional electrical grid; and

•general economic conditions and the level of interest rates.

The residential solar energy industry is constantly evolving, which makes it difficult to evaluate our prospects. We cannot be certain if historical growth rates reflect future opportunities or whether growth anticipated by us will be realized. The failure of distributed residential solar energy to achieve, or its being significantly delayed in achieving, widespread adoption could have a material adverse effect on our business, financial condition and results of operations.

Disruptions to our solar monitoring systems could negatively impact our revenues and increase our expenses.

Our ability to accurately charge our customers for the energy produced by our solar energy systems primarily depends on the cellular connection for the related monitoring system, which we are responsible for maintaining in a functional state so that we may receive data regarding the solar energy systems' production from their residences. We could incur significant expenses or disruptions of our operations in connection with failures of our solar monitoring systems, including failures of such connections, that would prevent us from accurately monitoring solar energy production. In addition, sophisticated hardware and operating system software and applications we procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of our solar energy systems or energy storage systems. The costs to us to eliminate or alleviate viruses and bugs, or any problems associated with failures of our cellular connections could be significant. We have in the past experienced periods where some of our cellular connections have been unavailable and, as a result, we have been forced to estimate the production of their solar energy systems. Such estimates may prove inaccurate relative to actual production from the systems. We have the ability to true up once we have the actual production data.

Warranties provided by the manufacturers of equipment for our assets and maintenance obligations may be limited by the ability of a supplier to satisfy its warranty or performance obligations or by the expiration of applicable time or liability limits, which could reduce or void the warranty protections or may be limited in scope or magnitude of liabilities and thus, the warranties and maintenance obligations may be inadequate to protect us.

We agree to maintain the solar energy systems and energy storage systems installed on our customers' homes during the length of the term of our Customer Agreements, which are typically 20 years. We are exposed to any liabilities arising from the solar energy systems' failure to operate properly and are generally under an obligation to ensure each solar energy system remains in good condition during the term of the Customer Agreement. We are the beneficiary of the manufacturers' warranty coverage, typically of 20 years. In the event that such warranty providers file for bankruptcy, cease operations or otherwise become unable or unwilling to fulfill their warranty or maintenance obligations, we may not be adequately protected by such warranties or maintenance obligations. Even if such warranty or maintenance providers fulfill their obligations, the warranty or maintenance obligations may not be sufficient to protect us against all of our losses. These warranties are subject to liability and other limits. If we seek warranty protection and a warranty provider is unable or unwilling to perform its warranty obligations, whether as a result of its financial condition or otherwise, or if the term of the warranty or maintenance obligation has expired or a liability limit has been reached, there may be a reduction or loss of protection for the affected assets, which could have a material adverse effect on our business, financial condition and results of operations.

Our failure to accurately predict future liabilities related to material quality or performance expenses could result in unexpected volatility in our financial condition. Because of the long estimated useful life of our solar energy systems, we have been required to make assumptions and apply judgments regarding a number of factors, including our anticipated rate of warranty claims and the durability, performance and reliability of our solar energy systems. We made these assumptions based on the historic performance of similar solar energy systems or on accelerated life cycle testing. Our assumptions could prove to be materially different from the actual performance of our solar energy systems, causing us to incur substantial expense to repair or replace defective solar energy systems in the future or to compensate customers for solar energy systems that do not meet their performance guarantees. Equipment defects, serial defects or operational deficiencies also would reduce our revenue from Customer Agreements because the customer payments under such Customer Agreements are dependent on solar energy system production or would require us to make refunds under performance guarantees. Any widespread product failures or operating deficiencies may damage our market reputation and adversely impact our financial results.

The solar energy systems we may acquire may have a limited operating history and may not perform as we expect.

Some of the solar energy systems we may acquire in the future may have recently commenced operations or otherwise have a limited operating history. The ability of such systems to perform as we expect will also be subject to risks inherent in newly constructed renewable energy assets, including breakdowns and outages, latent defects, equipment that performs below our expectations, system failures and outages. As a result, our assumptions and estimates regarding the performance of these solar energy systems are, and will be, made without the benefit of a meaningful operating history, which may impair our ability to accurately assess the potential profitability of the solar energy systems and, in turn, our results of operations, financial condition and cash flows.

Problems with performance of our solar energy systems may cause us to incur expenses, may lower the value of our solar energy systems and may damage our market reputation and adversely affect our business.

In most cases, our Customer Agreements contain a performance guarantee in favor of the customer. Customer Agreements with performance guarantees require us to provide a bill credit (or in limited cases, refund money) to the customer if the solar energy system fails to generate the minimum amount of electricity, as specified in the Customer Agreement, in a given term, beginning as early as the first anniversary of the execution of the Customer Agreement and annually thereafter.

Product liability claims against us or accidents could result in adverse publicity and potentially significant monetary damages.

It is possible our solar energy systems or energy storage systems could injure our customers or other third parties or our solar energy systems or energy storage systems could cause property damage as a result of product malfunctions, defects, improper installation, fire or other causes. Any product liability claim we face could be expensive to defend and may divert Management's attention. The successful assertion of product liability claims against us could result in potentially significant monetary damages, potential increases in insurance expenses, penalties or fines, subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of solar energy systems or energy storage systems. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the residential solar industry could lead to unfavorable market conditions to the industry as a whole and may have an adverse effect on our ability to expand our portfolio of Customer Agreements and related solar energy systems and energy storage systems, thus affecting our business, financial condition and results of operations.

We typically bear the risk of loss and the cost of maintenance, repair and removal on solar energy systems that are owned by our subsidiaries and included in securitization and tax equity vehicles.

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair and removal for any of our solar energy systems. Under our customer agreements we agree to operate and maintain the solar energy system for a fixed fee calculated to cover our future expected maintenance costs. If our solar energy systems require an above-average amount of repairs or if the cost of repairing the solar energy systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems are damaged as the result of a natural disaster beyond our control, losses could exceed or be excluded from our insurance policy limits and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance with industry standard coverage and limits approved by an investor's third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses.

The operation of solar energy systems and energy storage systems depends heavily on suitable solar and meteorological conditions, which may be impacted by the effects of climate change.

The energy produced and the revenue and cash receipts generated by a solar energy system depend on suitable solar, atmospheric and weather conditions, all of which are beyond our control. Our economic model and projected returns on our solar energy systems require achievement of certain production results from our systems and, in some cases, we guarantee these results to our consumers. If the solar energy systems underperform for any reason, our business could suffer. For example, the amount of revenue we recognize in a given period and the amount of our obligations under the performance guarantees of our Customer Agreements are dependent in part on the amount of energy generated by solar energy systems under such Customer Agreements. Furthermore, climate change could exacerbate the frequency and severity of weather events in all areas where we operate. Climate change or other factors could also cause prevailing weather patterns to materially change in the future, making it harder to predict the average annual amount of sunlight striking each location where our solar energy systems and energy storage systems are. Potential negative effects of climate change include, among others, a temporary decrease in solar availability in certain locations, disruptions in transmission grids and delays or reductions in new installations. These or other effects could make our solar energy systems less economical overall or make individual solar energy systems less economical. Any of these effects on meteorological conditions could harm our business, financial condition and results of operations.

Developments in technology or improvements in distributed solar energy generation and related technologies or components may materially adversely affect demand for our offerings.

Significant developments in technology, such as advances in distributed solar power generation, energy storage solutions such as batteries, energy storage management systems, the widespread use or adoption of fuel cells for residential or commercial properties or improvements in other forms of distributed or centralized power production may materially and adversely affect demand for our offerings and otherwise affect our business. Future technological advancements may result in reduced prices to consumers or more efficient solar energy systems than those available today, either of which may result in current customer dissatisfaction. We may not be able to adopt these new technologies as quickly as our competitors or on a cost-effective basis.

Due to the length of our Customer Agreements, the solar energy system deployed on a customer's residence may be outdated prior to the expiration of the term of the related Customer Agreement, reducing the likelihood of renewal of our Customer Agreement at the end of the applicable term and possibly increasing the occurrence of customers seeking to terminate or cancel their Customer Agreements or defaults. If current customers become dissatisfied with the price they pay for their solar energy system under our Customer Agreements relative to prices that may be available in the future or if customers become dissatisfied by the output generated by their solar energy systems relative to future solar energy system production capabilities, or both, this may lead to customers seeking to terminate or cancel their Customer Agreements or higher rates of customer default and have an adverse effect on our business, financial condition and results of operations. Additionally, recent technological advancements may impact our business in ways we do not currently anticipate. Any failure by us to adopt or have access to new or enhanced technologies or processes, or to react to changes in existing technologies, could result in product obsolescence or the loss of competitiveness of and decreased consumer interest in our solar energy services, which could have a material adverse effect on our business, financial condition and results of operations.

A material reduction in the retail price of traditional utility generated electricity or electricity from other sources could harm our business, financial condition, results of operations and prospects.

We believe that a significant number of our customers decide to buy solar energy because they want to pay less for electricity than what is offered by the traditional utilities. However, distributed residential solar energy has yet to achieve broad market adoption as evidenced by the fact that distributed solar has penetrated less than 5% of its total addressable market in the U.S. residential sector.

The customer’s decision to choose solar energy may also be affected by the cost of other renewable energy sources. Decreases in the retail prices of electricity from the traditional utilities or from other renewable energy sources would harm our ability to offer competitive pricing and could harm our business. The price of electricity from traditional utilities could decrease as a result of:

•construction of a significant number of new power generation plants, including plants utilizing natural gas, nuclear, coal, renewable energy or other generation technologies;

•relief of transmission constraints that enable local centers to generate energy less expensively;

•reductions in the price of natural gas;

•utility rate adjustment and customer class cost reallocation;

•energy conservation technologies and public initiatives to reduce electricity consumption;

•development of new or lower-cost energy storage technologies that have the ability to reduce a customer’s average cost of electricity by shifting load to off-peak times; or

•development of new energy generation technologies that provide less expensive energy.

A reduction in utility electricity prices would make the purchase or the lease of solar energy systems less economically attractive. If the retail price of energy available from traditional utilities were to decrease due to any of these reasons, or other reasons, there may be fewer portfolios available for the Company to acquire and our growth would be limited.

Risks Related to Our Business Operations

We are an early stage company with a history of losses, and we expect to incur significant expenses and continuing losses.

We incurred a net loss of approximately $93.9 million for the year ended December 31, 2022, net income of approximately $28.8 million (a net loss of approximately $61.3 million after adjusting for the favorable change in fair value of warrant liability of approximately $90.1 million) for the year ended December 31, 2021 and net losses of approximately $60.6 million and $14.9 million for the years ended December 31, 2020 and 2019, respectively. We believe that we will continue to incur operating and net losses through the near future. We recently completed the acquisition of Legacy Spruce Power and discontinued and disposed of our legacy businesses, and as a result our future net income or loss will depend upon the implementation of our strategy to expand our new solar power business. We expect the rate at which we will incur future losses will be impacted by the following:

•Costs which may be incurred in connection with the implementation of our business strategy;

•Costs related to our general and administrative functions to support our public company obligations; and

•Acquisition and integration of other solar energy portfolios or businesses, including the Spruce Power business.

Because we will incur portions of the costs and expenses from these efforts before we receive expected incremental revenues with respect thereto, our losses in future periods are expected to be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would have a material adverse effect on our results of operations and further increase our losses.

If we fail to manage our growth effectively, including failing to attract and integrate qualified personnel, we may not be able to develop, produce, market and sell our products and services successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We have recently changed our business through the acquisition of Legacy Spruce Power and the discontinuation of our Drivetrain and XL Grid businesses. As a result, our business is now focused on the residential solar business, and we intend to grow our operations in this business. We expect our future growth to include:

•leveraging the Spruce Power platform to grow revenues by providing subscription-based solutions for rooftop solar, energy storage, EV charging and other energy-related products to homeowners and small businesses;

•acquiring additional residential solar portfolios;

•expanding the Management team;

•hiring and training new personnel;

•forecasting production and revenue;

•controlling expenses and investments in anticipation of expanded operations;

•implementing and enhancing administrative infrastructure, systems and processes; and

•acquiring other businesses.

Over the long-term, we intend to continue to hire additional personnel as needed for our current and future business. Because we operate in an evolving technology field, individuals with sufficient training may not be available to hire, and as a result, we will need to expend significant time and expense training any newly hired employees.

Competition for individuals with this experience is intense, and we may not be able to attract, integrate, train, motivate or retain additional highly qualified personnel. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business, prospects, financial condition and operating results.

Our business model requires further market penetration to drive growth and a failure to acquire additional residential solar portfolios would have a material adverse effect on our operating results and business and could result in substantial liabilities that exceed our resources.

It may be difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected. Our future results depend on the successful implementation of Management’s growth strategies (including acquisition of additional residential solar portfolios and the launch of new products and services) and are based on assumptions and events over which we have only partial or no control. These initiatives and products may not generate as much revenue, cost more to bring to market, and create greater liabilities than we anticipate. We will continue to encounter risks and difficulties frequently experienced by early stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the capital-intensive nature of our business, we may sustain substantial operating expenses without generating sufficient revenues to cover expenditures.

We may be unable to realize the benefits anticipated by the acquisition of Legacy Spruce Power or it may take longer than anticipated for the combined company to achieve those benefits.

Our realization of the benefits anticipated as a result of the acquisition of Legacy Spruce Power will depend in part on the integration of Legacy Spruce Power's business with our organization under a new Management team led by our new President and Chief Executive Officer, Christian Fong. The dedication of Management resources to this integration could detract attention from our day-to-day business, and we cannot assure shareholders that there will not be substantial costs associated with the transition process or other negative consequences as a result of these integration efforts. These effects, including, but not limited to, incurring unexpected costs or delays in connection with integration of the Legacy Spruce Power business, or the failure of the Legacy Spruce Power business to perform as expected, could harm our results of operations.

Warranty claims could materially adversely affect our business, prospects, financial condition and operating results.

Although we discontinued our Drivetrain business and sold some of the assets relating to this business, we retained warranty obligations relating to the historical business. If our warranty reserves are inadequate to cover future warranty claims, our business, prospects, financial condition and operating results could be materially and adversely affected. We may become subject to significant and unexpected warranty expenses as well as claims from former customers. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims.

We are or may be subject to risks associated with strategic alliances or acquisitions and may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.

We have entered into strategic alliances, and may in the future enter into additional strategic alliances or joint ventures or minority equity investments, in each case with various third parties for the acquisition of residential solar portfolios and servicing the same, as well as with other collaborators with capabilities on data and analytics, engineering and installation channels. These alliances subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffers negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.

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

When appropriate opportunities arise, we may acquire additional assets, products, technologies or businesses that are complementary to our existing business. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if we fail to do so. We may otherwise fail to satisfy the required conditions and otherwise complete a planned acquisition or other strategic transaction on a timely basis or at all. We may face legal or regulatory proceedings relating to a planned acquisition or other strategic transaction. Furthermore, acquisitions and the subsequent integration of new assets and businesses into our own require significant attention from Management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect and, given prevailing investment interest in the vehicle electrification sector, may command inflated purchase consideration, excessive growth investment and/or generate significant near term operating losses. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

We may experience difficulties in integrating strategic acquisitions.

The integration of acquired companies or portfolios and their operations into our operations involves a number of risks, including:

•the acquisition may experience losses that could adversely affect our profitability;

•unanticipated costs relating to the integration of acquisition may increase our expenses;

•possible failure to accomplish the strategic objectives for an acquisition;

•the loss of key personnel of the acquisition;

•the loss of key customers, vendors and other business partners of an acquisition;

•challenges in integrating the operations, information technology systems, and personnel acquired from acquisition;

•difficulty integrating an acquisition’s accounting, management information and other administrative systems;

•inability to achieve the financial and strategic goals for the acquisition and combined businesses;

•incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our results of operations;

•potential failure of the due diligence processes to identify significant issues with product quality, legal, and financial liabilities, among other things;

•difficulties in achieving planned cost-savings and synergies may increase our expenses or decrease our revenues;

•diversion of Management’s attention could impair their ability to effectively manage our business operations;

•the acquisition may require significant expenditures for product development or regulatory approvals;

•the acquisition may lack adequate internal controls or have other issues with its financial systems;

•there may be regulatory compliance or other issues relating to the business practices of an acquisition;

•we may record goodwill and nonamortizable intangible assets that are subject to impairment testing on a regular basis and potential impairment charges and we may also incur amortization expenses related to intangible assets; and

•unanticipated Management or operational problems or liabilities may adversely affect our profitability and financial condition.

Additionally, we may borrow funds or issue equity to finance strategic acquisitions. Debt leverage resulting from future acquisitions could adversely affect our operating margins and limit our ability to capitalize on future business opportunities. Such borrowings may also be subject to fluctuations in interest rates. Equity issuances may dilute our existing shareholders and adversely affect the market price of our shares.

We may require additional financing to support the development of our business and implementation of our growth strategy.

We expect to have sufficient capital for the next 12 months for our operations and strategic initiatives. However, we may require additional capital investment in the future to fund operations and support strategic initiatives. There can be no assurance that we will have access to the capital we need on favorable terms when required or at all. Additional financing may not be available on terms acceptable to us. If we are unable to obtain needed financing on acceptable terms, we may not be able to implement our business plan, which could have a material adverse effect on our business, financial condition, results of operations and prospects. If we raise additional funds through the sale of equity, convertible debt or other equity-linked securities, our shareholders' ownership will be diluted. We may issue securities that have rights, preferences and privileges senior to our Common Stock.

We are highly dependent on the services of our Chief Executive Officer, and if we are unable to retain our Chief Executive Officer, attract and retain key employees or hire qualified management and technical personnel, our ability to compete could be harmed.

Our success depends, in part, on our ability to retain our key personnel. We are highly dependent on the services of Christian Fong, our Chief Executive Officer. Mr. Fong is the source of many of the ideas and execution driving our company. If Mr. Fong were to discontinue his service to us due to death, disability or any other reason, we would be significantly disadvantaged. The unexpected loss of or failure to retain one or more of our key employees could adversely affect our business.

Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel. Experienced and highly skilled employees are in high demand and competition for these employees can be intense, and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our global business strategy. We do not maintain, and we have no plans to maintain in the future, key man life insurance policies with respect to Christian Fong. Any failure by Management and our employees to perform as expected may have a material adverse effect on our business, prospects, financial condition and operating results.

Rising interest rates could adversely affect our financial condition.

With the acquisition of Legacy Spruce Power on September 9, 2022, we assumed $542.5 million of long-term debt with $499.8 million outstanding as of December 31, 2022, a majority of which is variable rate debt. Although we use interest rate swap contracts to mitigate the market risk associated with rising interest rates, significant increases in interest rates may still increase our cost of capital.

Servicing our debt requires a significant amount of cash to comply with certain covenants and satisfy payment obligations, and we may not have sufficient cash flow from our business to pay our substantial debt and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

We have substantial amounts of debt, including $499.8 million of long-term debt outstanding as of December 31, 2022 that was assumed in acquisition of Legacy Spruce Power, as discussed in more detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, in each case, included in this periodic report. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures to operate our business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to timely repay or otherwise refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and negatively impact our financial condition and prospects.

Our interest rate swaps could be adversely affected if the financial institutions holding such rate swaps fail.

We use derivative financial instruments, primarily interest rate swaps, to manage our exposure to interest rate risks on our syndicated term loans, which are recognized on the balance sheet at their fair values. Our interest rate swaps are with third-party financial institutions, including Silicon Valley Bridge Bank, N.A., which is the successor to Silicon Valley Bank. If Silicon Valley Bridge Bank, or another third-party financial institution that holds the Company’s interest rate swaps, fails to perform under the interest rate swaps, our operating liquidity and financial performance could be materially and adversely affected.

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

We are subject to cybersecurity risks to operational systems, security systems, infrastructure, integrated software and customer data processed by our or third-party vendors or suppliers and any material failure, weakness, interruption, cyber event, incident or breach of security could prevent us from effectively operating our business.

We are at risk for interruptions, outages and breaches of:

•operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers;

•facility security systems, owned by us or our third-party vendors or suppliers;

•solar monitoring technology owned by us or our third-party vendors or suppliers;

•integrated software; or

•customer data that our processes or our third-party vendors or suppliers process on our behalf.

Such cyber incidents could: materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers or others; jeopardize the security of our facilities; or affect the performance of transmission control modules or other in-product technology and the integrated software in our electrified powertrain solutions. A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception. The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. Although we maintain information technology measures designed to protect ourselves against intellectual property theft, data breaches and other cyber incidents, such measures will require updates and improvements, and we cannot guarantee that such measures will be adequate to detect, prevent or mitigate cyber incidents. The implementation, maintenance, segregation and improvement of these systems requires significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving, expanding and updating current systems, including the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or produce, sell, deliver and service our electric powertrain solutions, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that these systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information or intellectual property could be compromised or misappropriated and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

A significant cyber incident could harm our reputation, cause us to breach our contracts with other parties or subject us to regulatory actions or litigation, any of which could materially affect our business, prospects, financial condition and operating results. In addition, our insurance coverage for cyberattacks may not be sufficient to cover all the losses we may experience as a result of a cyber-incident.

We also collect, store, transmit and otherwise process customer, employee and others’ data as part of our business and operations, which may include personal data or confidential or proprietary information. We also work with partners and third-party service providers or vendors that collect, store and process such data on our behalf and in connection with our products and services. There can be no assurance that any security measures that we or our third-party service providers or vendors have implemented will be effective against current or future security threats. While we have developed systems and processes designed to protect the availability, integrity, confidentiality and security of our and our customers’, employees’ and others’ data, our security measures or those of our third-party service providers or vendors could fail and result in unauthorized access to or disclosure, acquisition, encryption, modification, misuse, loss, destruction or other compromise of such data. If a compromise of such data were to occur, we may become liable under our contracts with other parties and under applicable law for damages and incur penalties and other costs to respond to, investigate and remedy such an incident. Laws in all 50 states require us to provide notice to customers, regulators, credit reporting agencies and others when certain sensitive information has been compromised as a result of a security breach. Such laws are inconsistent and compliance in the event of a widespread data breach could be costly. Depending on the facts and circumstances of such an incident, these damages, penalties, fines and costs could be significant. Such an event could harm our reputation and result in litigation against us. Any of these results could materially adversely affect our business, prospects, financial condition and operating results.

Management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Management may not successfully or effectively manage a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of the post-combination company. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the U.S. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

Global economic conditions and any related ongoing impact of supply chain constraints and the market of our product and service could adversely affect our results of operations.

The uncertain condition of the global economy as well as the current conflict between Russia and Ukraine, including the retaliatory economic measures taken by Unites States, European, and others continue impacting businesses around the world. The deterioration of the economic conditions or financial uncertainty to provide our services could reduce customers’ confidence and affect negatively our sales and results of operations. Also, the recent inflationary pressures have increased the cost of energy, raw materials, and other indirect costs used in our business could adversely influence customer purchasing decisions. We cannot predict whether or when such circumstances may change, improve or worsen in the near future.

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

On September 20, 2021, and October 19, 2021, two class action complaints were filed in the Delaware Court of Chancery against certain of our current officers and directors, and the company’s sponsor, Pivotal Investment Holdings II LLC. The actions were consolidated, and a consolidated amended complaint was filed on January 31, 2022, alleging various breaches of fiduciary duty, and aiding and abetting breaches of fiduciary duty, for purported actions relating to the negotiation and approval of the December 21, 2020 merger and organization of Legacy XL to become XL Fleet Corp., and purportedly materially misleading statements made in connection with the merger. We believe that the allegations asserted in the action are without merit, and we intend to vigorously defend the lawsuit.

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

These legal proceedings and any other similar or related legal proceedings or investigations are subject to inherent uncertainties, and the actual costs to be incurred relating to these matters will depend upon many unknown factors. The outcome of these legal proceedings is uncertain, and we could be forced to expend significant resources in the defense of these actions, and we may not prevail. Monitoring and defending against legal actions is time-consuming for Management and detracts from our ability to fully focus our internal resources on our business activities, which could result in delays of our testing or our development and commercialization efforts. In addition, we may incur substantial legal fees and costs in connection with these matters. We are also generally obligated, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these and similar actions. We are not currently able to estimate the possible cost to us from these matters, as these actions are currently at an early stage and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. Decisions adverse to our interests in these actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position. In addition, the uncertainty of the currently pending litigation could lead to increased volatility in our stock price.

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

Companies, organizations or individuals, including our competitors, may own or obtain patents, trademarks or other proprietary rights that would prevent or limit our ability to make, use, develop or sell our residential solar and other products and services, which could make it more difficult for us to operate our business. We may receive inquiries from patent, copyright or trademark owners inquiring whether we infringe upon their proprietary rights. We may also be the subject of allegations that we have misappropriated their trade secrets or other proprietary rights. Companies owning patents or other intellectual property rights relating to battery packs, electric motors, or electronic power management systems may allege infringement or misappropriation of such rights. In response to a determination that we have infringed upon or misappropriated a third party’s intellectual property rights, we may be required to do one or more of the following:

•cease development, sales or use of our products that incorporate the asserted intellectual property;

•pay substantial damages;

•obtain a license from the owner of the asserted intellectual property right, which license may not be available on reasonable terms or at all; or

•redesign one or more aspects of an applicable product or service.

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

The protection of our intellectual property rights will be important to our future business opportunities. However, the measures we take to protect our intellectual property from unauthorized use by others may not be effective for various reasons, including the following:

•any patent applications that we submit may not result in the issuance of patents;

•the scope of our issued patents, including our patent claims, may not be broad enough to protect our proprietary rights;

•our issued patents may be challenged or invalidated by our competitors;

•our employees or business partners may breach their confidentiality, non-disclosure and non-use obligations to us;

•third-parties may independently develop technologies that are the same or similar to ours;

•the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make enforcement impracticable; and

•current and future competitors may circumvent our intellectual property.

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

Risks Related to Tax and Accounting Matters

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

Our ability to provide our solar service systems to customers on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits.

Our solar service systems have been eligible for federal investment tax credits, U.S. Treasury grants, and other tax benefits. We have relied on, and will continue to rely on, tax equity investment funds, which are financing structures that monetize a substantial portion of those benefits, in order to finance our solar service offerings. If, for any reason, we are unable to continue to monetize those benefits through these arrangements, we may be unable to provide and maintain our solar service offerings for customers on an economically viable basis.

The availability of this tax-advantaged financing depends upon many factors, including:

•our ability to compete with other solar energy companies for the limited number of potential fund investors, each of which has limited funds and limited appetite for the tax benefits associated with these financings;

•the state of financial and credit markets;

•changes in the legal or tax risks associated with these financings; and

•legislative or regulatory changes or decreases to these incentives including the anticipated step-down of the Commercial ITC (described below).

The federal government currently offers an investment tax credit (“Commercial ITC”) under Section 48(a) of the Internal Revenue Code of 1986, as amended (the “Code”), for the installation of certain solar power facilities owned for business purposes. If construction on the facility began before January 1, 2020, the amount of the Commercial ITC available is 30%, if construction began during 2020, 2021, or 2022, the amount of the Commercial ITC available is 26%, and if construction begins during 2023, the amount of the Commercial ITC available is 22%. The Commercial ITC steps down to 10% if construction of the facility begins after December 31, 2023 or if the facility is not placed in service before January 1, 2026. The depreciable basis of a solar facility is also reduced by 50% of the amount of any Commercial ITC claimed. The Internal Revenue Service (the “IRS”) provided taxpayers guidance in Notice 2018-59 for determining when construction has begun on a solar facility. This guidance is relevant for any facilities which we seek to deploy in future years but take advantage of a higher tax credit rate available for an earlier year. For example, we have sought to avail ourselves of the methods set forth in the guidance to retain the 30% Commercial ITC that was available prior to January 1, 2020 by incurring certain costs and taking title to equipment in 2019 or early 2020 and/or by performing physical work on components that will be installed in solar facilities. Prior to 2023, we may seek to avail ourselves of the 26% credit rate by using these methods to establish the beginning of construction in 2022 and we may plan to similarly further utilize the program in future years if the Commercial ITC step down continues. While we have attempted to ensure that these transactions will comply with the guidance issued by the IRS, this guidance is relatively limited and potentially subject to change. Either the IRS or our financing partners could challenge whether a facility is properly qualified for the relevant tax credit rate under the guidance, which could either result in lower tax equity advances or trigger indemnification obligations to our tax equity investors. It is also possible that we will not be able to use all of the equipment purchased or manufactured to satisfy the beginning of construction rules set forth in the guidance.

The federal government also currently offers a personal income tax credit under Section 25D of the Code (“Residential Energy Efficiency Tax Credit”), for the installation of certain solar power facilities owned by residential taxpayers, which is applicable to customers who purchase a solar energy system outright as opposed to entering into a Customer Agreement. The Residential Energy Efficiency Tax Credit is currently 26% if the facility is placed in service during 2020, 2021, or 2022, and 22% if placed in service during 2023. The Residential Energy Efficiency Tax Credit is not available for property placed in service after December 31, 2023.

Future reductions in the Commercial ITC and any further legislative reductions or changes to the Commercial ITC may impact the attractiveness of solar energy to certain tax equity investors and could potentially harm our business. Obtaining tax equity funding (and tax equity funding on advantageous terms) also may become more challenging. Additionally, the benefits of the Commercial ITC have historically enhanced our ability to provide competitive pricing for customers. Further reductions in, eliminations of, or expirations of, governmental incentives such as the Residential Energy Efficiency Tax Credit could reduce the number of customers who choose to purchase our solar energy systems.

Additionally, potential investors must remain satisfied that the structures that we offer make the tax benefits associated with solar energy systems available to these investors, which depends on the investors’ assessment of the tax law, the absence of any unfavorable interpretations of that law and the continued application of existing tax law and interpretations to our funding structures. Changes in existing law or interpretations of existing law by the IRS and/or the courts could reduce the willingness of investors to invest in funds associated with these solar energy systems. Moreover, reductions to the corporate tax rate may have reduced the appetite for tax benefits overall, which could reduce the pool of available funds. Accordingly, we cannot assure you that this type of financing will continue to be available to us. New investment fund structures or other financing mechanisms may become available, but if we are unable to take advantage of these fund structures and financing mechanisms, we may be at a competitive disadvantage. If, for any reason, we are unable to finance our solar service offerings through tax-advantaged structures or if we are unable to realize or monetize Commercial ITCs or other tax benefits, we may no longer be able to provide our solar service offerings to new customers on an economically viable basis, which would have a material adverse effect on our business, financial condition, and results of operations.

If the IRS makes determinations that the fair market value of our solar energy systems is materially lower than what we have claimed, we may have to pay significant amounts to our fund investors, and our business, financial condition, and prospects may be materially and adversely affected.

We and our fund investors claim the Commercial ITC or the U.S. Treasury grant in amounts based on the fair market value of our solar energy systems. We have obtained independent appraisals to determine the fair market values we report for claiming Commercial ITCs and U.S. Treasury grants. With respect to U.S. Treasury grants, the U.S. Treasury Department reviews the reported fair market value in determining the amount initially awarded, and the IRS may also subsequently audit the fair market value and determine that amounts previously awarded constitute taxable income for U.S. federal income tax purposes. With respect to Commercial ITCs, the IRS may review the fair market value on audit and determine that the tax credits previously claimed must be reduced. If the fair market value is determined in these circumstances to be less than what we or our tax equity investment funds reported, we may owe our fund investors an amount equal to this difference (including any interest and penalties), plus any costs and expenses associated with a challenge to that valuation. We could also be subject to tax liabilities, including interest and penalties. If the IRS further disagrees now or in the future with the amounts we or our tax equity investment funds reported regarding the fair market value of our solar energy systems, it could have a material adverse effect on our business, financial condition, and prospects.

We may be required to record an impairment expense on our goodwill or long-lived assets.

We are required under generally accepted accounting principles to test goodwill for impairment at least annually or when events or changes in circumstances indicate that the carrying amount may be impaired, and to review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that can lead to impairment of goodwill and long-lived assets include significant adverse changes in the business climate and actual or projected operating results, declines in the financial condition of our business and sustained decrease in our stock price. If we identify any factors that could indicate an impairment, including a sustained decrease in our stock price, we may be required to record charges to earnings if our goodwill becomes impaired.

Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the acquisition of Legacy Spruce Power or other ownership changes.

We have incurred losses during our history and do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2022, we had U.S. federal and state net operating loss carryforwards of approximately $279.8 million and $206.7 million, respectively.

Under the Tax Act, as modified by the CARES Act, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income.

In addition, our net operating loss carryforwards are subject to review and possible adjustment by the IRS and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), our federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in the ownership of the Company. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the reverse recapitalization or other transactions. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from the reverse recapitalization or other transactions, or any resulting limitations on our ability to utilize our net operating loss carryforwards and other tax attributes. If we earn taxable income, such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Risks Related to Regulation

Our business depends in part on the regulatory treatment of third-party owned solar energy systems.

Retail sales of electricity by third parties such as us face regulatory challenges in some states and jurisdictions, including states and jurisdictions we intend to enter where the laws and regulatory policies have not historically embraced competition to the service provided by the vertically integrated centralized electric utility. Some of the principal challenges pertain to whether third-party owned solar energy systems qualify for the same levels of rebates or other non-tax incentives available for customer‑owned solar energy systems, whether third-party owned solar energy systems are eligible at all for these incentives and whether third-party owned solar energy systems are eligible for net metering and the associated significant cost savings. Furthermore, in some states and utility territories third parties are limited in the way they may deliver solar to their customers. These regulatory constraints may, for example, give rise to various property tax issues.

Changes in law and reductions in, eliminations of or additional requirements for, benefits such as rebates, tax incentives and favorable net metering policies decrease the attractiveness of new solar energy systems to distributed residential solar power companies and the attractiveness of solar energy systems to customers, which could reduce our acquisition opportunities. Such a loss or reduction could also adversely impact our access to capital and reduce our willingness to pursue solar energy systems due to higher operating costs or lower revenues.

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

Technical and regulatory limitations regarding the interconnection of solar energy systems to the electrical grid may significantly reduce our ability to sell electricity from our solar energy systems in certain markets or delay interconnections and customer in-service dates, harming our growth rate and customer satisfaction.

Technical and regulatory limitations regarding the interconnection of solar energy systems to the electrical grid may curb or slow our growth in key markets. Utilities throughout the country follow different rules and regulations regarding interconnection and regulators or utilities have or could cap or limit the amount of solar energy that can be interconnected to the grid. Our solar energy systems generally do not provide power to homeowners until they are interconnected to the grid.

With regard to interconnection limits, the Federal Energy Regulatory Commission, in promulgating the first form of small generator interconnection procedures, recommended limiting customer-sited intermittent generation resources, such as our solar energy systems, to a certain percentage of peak load on a given electrical feeder circuit. Similar limits have been adopted by many states as a de facto standard and could constrain our ability to market to customers in certain geographic areas where the concentration of solar installations exceeds this limit.

Furthermore, in certain areas, we benefit from policies that allow for expedited or simplified procedures related to connecting solar energy systems and energy storage systems to the electrical grid. We also are required to obtain interconnection permission for each solar energy system from the local utility. In many states and territories, by statute, regulations or administrative order, there are standardized procedures for interconnecting distributed residential solar energy systems and related energy storage systems to the electric utility's local distribution system. However, approval from the local utility could be delayed as a result of a backlog of requests for interconnection or the local utility could seek to limit the number of customer interconnections or the amount of solar energy on the grid. In some states, such as New Jersey and Massachusetts, certain utilities such as municipal utilities or electric cooperatives are exempt from certain interconnection requirements. If expedited or simplified interconnection procedures are changed or cease to be available, if interconnection approvals from the local utility are delayed or if the local utility seeks to limit interconnections, this could decrease the attractiveness of new solar energy systems and energy storage systems to distributed residential solar power companies, including us, and the attractiveness of solar energy systems and energy storage systems to customers. Delays in interconnections could also harm our growth rate and customer satisfaction scores. Such limitations or delays could also adversely impact our access to capital and reduce our willingness to pursue solar energy systems and energy storage systems due to higher operating costs or lower revenues from Customer Agreements. Such limitations would negatively impact our business, results of operations, future growth and cash flows.

As adoption of solar distributed generation rises, along with the increased operation of utility-scale solar generation, the amount of solar energy being contributed to the electrical grid may surpass the capacity anticipated to be needed to meet aggregate demand. If solar generation resources reach a level capable of producing an over-generation situation, some existing solar generation resources may have to be curtailed to maintain operation of the electrical grid. In the event such an over-generation situation were to occur, this could also result in a prohibition on the addition of new solar generation resources. The adverse effects of such a curtailment or prohibition without compensation could adversely impact our business, results of operations, future growth and cash flows.

We are subject to risks associated with construction, regulatory compliance and other contingencies.

The marketing and installation of solar energy systems and energy storage systems is subject to oversight and regulation in accordance with national, state and local laws and ordinances relating to consumer protection, building, fire and electrical codes, professional codes, safety, environmental protection, utility interconnection, metering and related matters. We also rely on certain third-party contractors to obtain and maintain permits and professional licenses, including as contractors, and other authorizations from various regulatory authorities and abide by their respective conditions and requirements in many of the jurisdictions in which we operate. A failure by us to obtain necessary permits or encounter delays in obtaining or renewing such permits or to use properly licensed third-party contractors could adversely affect our operations in those jurisdictions. Furthermore, we may become subject to similar regulatory requirements in some jurisdictions in which we operate. It is difficult and costly to track the requirements of every authority with jurisdiction over our operations and our solar energy systems. Separately, we are subject to regulations and potential liability under the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation, and Liability Act related to the disposal of wastes generated in connection with our operations. Regulatory authorities may impose new government regulations or utility policies, change existing government regulations or utility policies, may seek expansive interpretations of existing regulations or policies pertaining to our services or solar energy systems and energy storage systems or may initiate associated investigations or enforcement actions or impose penalties or reject solar energy systems and energy storage systems. Any of these factors may result in regulatory and/or civil litigation, significant additional expenses to us or our customers, or cause other harm to our business. As a result, this could cause a significant reduction in demand for our services and solar energy systems and energy storage systems or otherwise adversely affect our business, financial condition and results of operations.

Compliance with occupational safety and health requirements and best practices can be costly and noncompliance with such requirements may result in potentially significant monetary penalties, operational delays and adverse publicity.

The ongoing operations and maintenance of solar energy systems and energy storage systems requires individuals hired by us or third-party contractors, potentially including our employees, to work at heights with complicated and potentially dangerous electrical systems. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under Occupational Safety and Health Administration ("OSHA"), the U.S. Department of Transportation ("DOT") regulations and equivalent state and local laws. Changes to OSHA or DOT requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA or DOT regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures or suspend or limit operations. Because individuals hired by us or on our behalf to perform ongoing operations and maintenance of our solar energy systems and energy storage systems, including third-party contractors, are compensated on a per project basis, they are incentivized to work more quickly than servicers compensated on an hourly basis. While we have not experienced a high level of injuries to date, this incentive structure may result in higher injury rates than others in the industry and could accordingly expose us to increased liability. Individuals hired by or on behalf of us may have workplace accidents and receive citations from OSHA regulators for alleged safety violations, resulting in fines. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

A failure to comply with laws and regulations relating to interactions by us with current or prospective residential customers could result in negative publicity, claims, investigations and litigation and adversely affect our financial performance.

Our business substantially focuses on Customer Agreements and transactions with residential customers. We offer leases, loans and other products and services to consumers by contractors in our networks, who utilize sales people employed by or engaged as third-party service providers of such contractors. We must comply with numerous federal, state and local laws and regulations that govern matters relating to interactions with residential consumers, including those pertaining to consumer protection, marketing and sales, privacy and data security, consumer financial and credit transactions, mortgages and refinancings, home improvement contracts, warranties and various means of customer solicitation. These laws and regulations are dynamic and subject to potentially differing interpretations and various federal, state and local legislative and regulatory bodies may initiate investigations, expand current laws or regulations, or enact new laws and regulations regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we do business, acquire customers and manage and use information collected from and about current and prospective customers and the costs associated therewith. We strive to comply with all applicable laws and regulations relating to interactions with residential customers. It is possible, however, these requirements may be interpreted and applied in a manner inconsistent from one jurisdiction to another and may conflict with other rules or our practices.

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

Our business is subject to complex and evolving data protection laws. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, increased cost of operations or otherwise harm our business.

Consumer personal privacy and data security have become significant issues and the subject of rapidly evolving regulation in the U.S. Furthermore, federal, state and local government bodies or agencies have in the past adopted, and may in the future adopt, more laws and regulations affecting data privacy. For example, the state of California enacted the California Consumer Privacy Act of 2018 ("CCPA") and California voters recently approved the California Privacy Rights Act ("CPRA"). The CCPA creates individual privacy rights for consumers and places increased privacy and security obligations on entities handling the personal data of consumers or households. The CCPA went into effect in January 2020 and it requires covered companies to provide new disclosures to California consumers, provides such consumers, business-to-business contacts and employees new ways to opt-out of certain sales of personal information, and allows for a new private right of action for data breaches. The CPRA modifies the CCPA and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. While the CPRA will not take full effect until January 2023, it establishes a new California privacy regulator before that date. The CCPA and the CPRA may significantly impact our business activities and require substantial compliance costs that adversely affect our business, operating results, prospects and financial condition. To date, we have not experienced substantial compliance costs in connection with fulfilling the requirements under the CCPA or CPRA. However, we cannot be certain that compliance costs will not increase in the future with respect to the CCPA and CPRA or any other recently passed consumer privacy regulation.

Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to our business may limit the use and adoption of, and reduce the overall demand for, our solutions. If we are not able to adjust to changing laws, regulations and standards related to privacy or security, our business may be harmed.

Our business is subject to consumer protection laws. Such laws and regulatory enforcement policies and priorities are subject to change that may negatively impact our business.

We must comply with various federal, state, and local regulatory regimes, including those applicable to consumer credit transactions, leases, and marketing activities. These laws and regulations, including those applicable to consumer loans and their origination, are subject to change and modification by statute, administrative rules and orders, and judicial interpretation. As a result of infrequent or sparse interpretations, ambiguities in these laws and regulations may create uncertainty with respect to what type of conduct is permitted or restricted under such laws and regulations. Regulators, such as the Federal Trade Commission and the Consumer Financial Protection Board, as well as state attorney generals and agencies, also can initiate inquiries into market participants, which can lead to investigations and, ultimately, enforcement actions. As a result, we are subject to a constantly evolving consumer protection and consumer finance regulatory environment that is difficult to predict and which may affect our business.

The laws to which we may be subject to include federal and state laws that prohibit unfair, deceptive or abusive business acts or practices (such as the Federal Trade Commission Act and the Dodd-Frank Act), regulate lease and loan disclosures and terms and conditions (such as the Truth-in-Lending Act and the Consumer Leasing Act), prohibit discrimination (such as the Equal Credit Opportunity Act), and provide additional protections for certain customers in the military (such as Servicemembers Civil Relief Act) that provides additional protections for certain customers in the military. Our business is or may also be subject to federal and state laws that regulate consumer credit report information, data privacy, debt collection, electronic fund transfers, home improvement contracting and marketing activities (such as telemarketing, door-to-door sales, and e-mails).

While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance is given that our compliance policies and procedures will be effective. Failure to comply with these laws and with regulatory requirements applicable to our business could subject us to damages, revocation of licenses, class action lawsuits, administrative enforcement actions, civil and criminal liability, settlements, limits on offering certain products and services, changes in business practices, increased compliance costs, indemnification obligations to our capital providers, loan repurchase obligations and reputational damage which may harm our business, results of operations and financial condition.

The highly regulated environment in which our capital providers operate could have an adverse effect on our business.

We and our capital providers are subject to federal and state supervision and regulation. Federal and state regulation of the banking industry, credit unions and other types of capital providers, along with tax and accounting laws, regulations, rules and standards, may limit their operations significantly and control the methods by which they conduct business and when and how they are able to deploy their capital. These requirements may constrain our ability to enter funding program agreements with new capital providers or the ability of our existing capital providers to continue originating loans through our platform. In choosing whether and how to conduct business with us, current and prospective capital providers can be expected to take into account the legal, regulatory and supervisory regimes that apply to them, including potential changes in the application or interpretation of regulatory standards, licensing requirements or supervisory expectations. Regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, certain risk management or other operational practices for financial services companies in a manner that impacts capital providers' ability to originate loans through our platform. An inability for an individual or type of capital provider to originate loans through our platform could have an adverse effect on our business, financial condition and cash flows.

Risks Related to Ownership of Our Securities

We have no current plans to declare a dividend in the foreseeable future.

We have no current plans to declare any cash dividends to holders of our Common Stock in the foreseeable future. Consequently, investors may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Our financial results may vary significantly from period to period due to fluctuations in our operating costs and other factors.

We expect our period-to-period financial results to vary based on our operating costs, which we anticipate may fluctuate with the pace at which we continue to execute on our strategic initiatives. As a result, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet the expectations of equity research analysts, ratings agencies or investors, who may be focused only on quarterly financial results. If any of this occurs, the trading price of our Common Stock could fall substantially, either suddenly or over time.

We have identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences.

In connection with our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, we concluded that there were material weaknesses in our internal control over financial reporting. See Item 9A. Controls and Procedures, included in Part II, for additional information regarding these matters.

We may identify other material weaknesses in our internal control over financial reporting in the future. The existence of internal control material weaknesses could harm our business, the market price of our Common Stock and our ability to retain the Company’s current, or obtain new, lenders, suppliers, key employees, alliance and strategic partners or require the implementation of certain undertakings with the SEC. In addition, the existence of material weaknesses in our internal control over financial reporting may affect our ability to timely file periodic reports under the Exchange Act. The inability to timely file periodic reports could result in the SEC revoking the registration of our Common Stock, which would negatively impact our ability to remain listed on the NYSE.

Pursuant to Section 404 of the Sarbanes-Oxley Act, Management is required annually to deliver a report that assesses the effectiveness of our internal control over financial reporting. However, for as long as we remain a “non-accelerated filer” under the rules of the SEC, our independent registered public accounting firm is not required to deliver an annual attestation report on the effectiveness of our internal control over financial reporting. We will cease to be a non-accelerated filer if (a) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $75 million or more and we reported annual net revenues of greater than $100 million for our most recently completed fiscal year or (b) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $700 million or more, regardless of annual net revenues. If we cease to be a non-accelerated filer, we would again be subject to the requirement for an annual attestation report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. If we are unable to maintain effective internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, we may not be able to produce accurate financial statements, and investors may therefore lose confidence in our operating results, our stock price could decline and we may be subject to litigation or regulatory enforcement actions.

We are a “smaller reporting company” and will be able to avail ourselves of reduced disclosure requirements applicable to smaller reporting companies, which could make our common stock less attractive to investors.

We are a “smaller reporting company,” as defined in the Securities Exchange Act of 1934, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies,” including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer a “smaller reporting company.” We will remain a “smaller reporting company” until (a) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $75 million or more and we reported annual net revenues as of our most recently completed fiscal year is $100 million or more, or (b) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $700 million or more, regardless of annual revenue.

We may incur increased costs as a result of operating as a public company, and Management will devote substantial time to compliance initiatives.

As a public company, we are incurring and expect to continue to incur significant legal, accounting and other expenses, and these expenses may increase even more in the future. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and the NYSE. Management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs will increase our net loss. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board advisors or as executive officers.

If our stock price declines, our Common Stock may be subject to delisting from the New York Stock Exchange.

If the average closing price of our Common Stock is less than $1.00 per share for 30 consecutive trading days, we may receive a letter from the staff of the New York Stock Exchange stating that our Common Stock will be delisted unless we are able to regain compliance with the New York Stock Exchange listing criteria requiring that we maintain an average closing price for our Common Stock of at least $1.00 per share. The average closing price of our Common Stock was below $1.00 per share for 30 consecutive trading days in 2022, and we received a notice of non-compliance from the New York Stock Exchange on October 20, 2022. Although we were able to regain compliance because the average closing price for our Common Stock was subsequently at least $1.00 per share for 30 consecutive trading days, we cannot guarantee that our stock price will continue to trade above $1.00 per share or otherwise meet the New York Stock Exchange listing requirements and therefore our Common Stock may in the future be subject to delisting. If our Common Stock is delisted, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

The price of our Common Stock may be volatile.

The price of our Common Stock may fluctuate due to a variety of factors, including:

•actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry;

•our failure to meet market expectations for our performance;

•mergers and strategic alliances in the industry in which we operate;

•market prices and conditions in the industry in which we operate;

•changes in laws or government regulations applicable to our business;

•substantial sales of our Common Stock;

•issuance of new or updated research reports from securities analysts;

•announcement or expectation of additional equity or debt financing efforts;

•potential or actual military conflicts or acts of terrorism;

•announcements concerning us or our competitors;

•the general state of the securities markets;

•threatened or actual lawsuits, investigations or other legal proceedings; and

•short-selling activity related to our Common Stock.

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

We may issue a substantial number of additional shares of common or preferred stock, including under our equity incentive plan. Any such issuances of additional shares of common or preferred stock:

•may significantly dilute the equity interests of our investors;

•may subordinate the rights of holders of Common Stock if preferred stock is issued with rights senior to those afforded our Common Stock;

•could cause a change in control if a substantial number of shares of our Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•may adversely affect prevailing market prices for our Common Stock.

We may issue additional shares of Common Stock or other equity securities without stockholder approval, which will dilute existing stockholders’ interests and may depress the market price of our Common Stock.

As of December 31, 2022, we have options, RSUs and warrants outstanding to purchase up to an aggregate of 20,163,428 shares of our Common Stock. We also have the ability to initially issue up to 1,695,979 shares of Common Stock under our 2020 Equity Incentive Plan (the “2020 Plan”). Pursuant to the 2020 Plan, the number of shares available for issuance automatically increases annually on the first day of each fiscal year during the period beginning with the fiscal year immediately following the fiscal year during which the 2020 Plan is first approved by the our stockholders, and ending on the second day of fiscal year 2030, in an amount equal to the lesser of: (a) 5% of the number of outstanding shares of Common Stock on such date; and (b) an amount determined by the plan administrator. We may issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

Our issuance of additional shares of Common Stock or other equity securities of equal or senior rank would have the following effects:

•our existing stockholders’ proportionate ownership interest in our will decrease;

•the amount of cash available per share, including for payment of dividends (if any) in the future, may decrease;

•the relative voting strength of each previously outstanding share of Common Stock may be diminished; and

•the market price of our shares of Common Stock may decline.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

U.S. GAAP Accounting Standards provides that our 4,233,333 private placement warrants are classified as derivative liabilities and requires the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Our Certificate of Incorporation contains anti-takeover provisions that could adversely affect the rights of our stockholders.

Our Certificate of Incorporation contains provisions to limit the ability of others to acquire control of our or cause us to engage in change-of-control transactions, including, among other things:

•provisions that authorize our board of directors, without action by our stockholders, to issue additional shares of Common Stock and preferred stock with preferential rights determined by our board of directors;

•provisions that permit only a majority of our board of directors to call stockholder meetings and therefore do not permit stockholders to call stockholder meetings;

•provisions that impose advance notice requirements, minimum shareholding periods and ownership thresholds, and other requirements and limitations on the ability of stockholders to propose matters for consideration at stockholder meetings;

•provisions limiting stockholders’ ability to act by written consent; and

•a staggered board whereby our directors are divided into three classes, with each class subject to retirement and re-election once every three years on a rotating basis.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

The Company’s corporate headquarters is located in leased office space in Denver, CO. The Company’s CEO and several key members of the Company’s leadership team are located in Denver, and other team members and leadership roles will relocate in the future. The lease expires in January 2024.

The Company also leases space in Houston, TX where its accounting and finance, human resources, customer operations, asset operations and business development, and information technology functions are located. The lease expires in June 2027 with an option to extend for five years.

The Company leased a facility in Wixom, MI, which was the Company’s previous corporate headquarters and the primary facility for its Drivetrain operations. The lease obligation was transferred on January 1, 2023 as a part of the exiting of the Drivetrain operations.

The Company leased a facility in Foothill Ranch, CA which housed certain members of the Drivetrain engineering team. The lease obligation was transferred in February 2023.

The Company leased a facility in Worcester, MA and one in Cromwell, CT related to XL Grid operations. The lease obligations for these facilities were transferred with the sale of World Energy in January 2023. The Company subleases the previous headquarters for XL Grid in Worcester, MA. The lease expires in September 2023.
Item 3. Legal Proceedings
From time to time, the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. Regardless of outcome, such proceedings or claims can have an adverse impact on the Company because of defense and settlement costs, diversion of resources and other factors and there can be no assurances that favorable outcomes will be obtained.
On March 8, 2021, two putative class action complaints were filed in the federal district court for the Southern District of New York against the Company and certain of its former and current officers and directors. The cases were consolidated as In re XL Fleet Corp. Securities Litigation, Case No 1:21-cv-02171, a lead plaintiff was appointed, and an amended consolidated complaint was filed on July 20, 2021. The amended complaint alleges that certain public statements made by the defendants between September 18, 2020 and March 31, 2021 violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The Company believes that the allegations asserted in the securities class action are without merit and is vigorously defending the action. There can be no assurance, however, that the Company will be successful. At this time, the Company is unable to estimate potential losses, if any, related to this action.
On September 20, 2021, and October 19, 2021, two class actions were filed in the Delaware Court of Chancery against certain of the Company’s current officers and directors, and the Company’s SPAC sponsor, Pivotal Investment Holdings II LLC. The actions were consolidated as In re XL Fleet (Pivotal) Stockholder Litigation, C.A. No. 2121-0808, and an amended consolidated class action complaint was filed on January 31, 2022. The amended complaint alleges various breaches of fiduciary duty, and aiding and abetting breaches of fiduciary duty, for purported actions relating to the negotiation and approval of the December 21, 2020 merger and organization of Legacy XL to become XL Fleet Corp., and purportedly materially misleading statements made in connection with the merger. The Company believes that the allegations asserted in the action are without merit and is vigorously defending the lawsuit. At this time, the Company is unable to estimate potential losses, if any, related to this action.
On January 6, 2022, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) requesting the production of certain documents related to, among other things, the Company’s business combination with XL Hybrids, Inc. and the related PIPE financing, the Company’s sales pipeline and revenue projections, purchase orders, suppliers, CARB approvals, fuel economy from Drivetrain products, customer complaints, and disclosures and other matters in connection with the foregoing. According to the subpoena, the investigation is a fact-finding inquiry and does not mean that the SEC has concluded that there is a violation of the law. To date, the Company has provided the requested information and cooperating fully with the SEC investigation. At this time, the Company is unable to estimate potential losses, if any, related to this action.

On June 23, 2022, the Company received a shareholder derivative complaint filed in the U.S. District Court, District of Massachusetts, captioned Val Kay derivatively on behalf of nominal defendant XL Fleet Corp, against all current directors and prior officers and directors. The action was filed by a shareholder purportedly on behalf of the Company, and raises claims for contribution, as well as claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and abuse of control. The factual allegations concern alleged false or misleading statements about the Company’s sales pipeline, supply chain issues, low reorder rates, and the Company’s technology. The Company believes that the allegations asserted in the action are without merit and is vigorously defending the lawsuit. At this time, the Company is unable to estimate potential losses, if any, related to the lawsuit.

On February 9, 2023, US Bank, through its affiliate Firstar Development LLC, filed a motion for summary judgment in lieu of a complaint in New York Supreme Court (the trial level in New York) alleging that the Company failed to fulfill its reimbursement obligations under a 2019 tax recapture guaranty agreement between the parties arising from the alleged recapture by the IRS of tax credits taken by Firstar Development LLC as an investor in the Company's subsidiary Ampere Solar Owner I, LLC. The $2.5 million alleged liability claim was fully reserved at the time of the Company’s acquisition of Legacy Spruce Power in September 2022, and is not expected to be material to the Company. The Company believes that the allegations asserted in the action are without merit and is vigorously defending the lawsuit. At this time, the Company is unable to estimate potential losses, if any, related to the lawsuit.
Item 4. Mine Safety Disclosures
Not Applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information:
(a)The Company's Common Stock is currently listed on the NYSE under the symbol “SPRU.”
Holders:
(b)As of March 17, 2023, there were approximately 75 holders of record of the Company's Common Stock. This figure does not include shareholders whose certificates are held in the name of their broker-dealers or other nominees.
Dividends:
(c)The Company has not paid any cash dividends on its Common Stock to date. The Company may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Company's board of directors and will depend on, among other things, the Company's results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, the Company's ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness the Company or its subsidiaries incur. The Company does not anticipate declaring any cash dividends to holders of the Common Stock in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans:
(d)See Item 12 of Part III of this Annual Report on Form 10-K regarding information about securities authorized for issuance under the Company's equity compensation plans.
Recent Sales of Unregistered Securities:
(e)The Company had no sales of unregistered equity securities during the period covered by this Annual Report on Form 10-K that were not previously reported in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.
Issuer Purchases of Equity Securities:
(f)None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which the Company's Management believes is relevant to an assessment and understanding of our financial condition and results of operations. This discussion and analysis should be read together with our results of operations and financial condition and the audited and unaudited consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this Annual Report on Form 10-K.
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
As used in this discussion and analysis, references to the "Company,”, "Spruce Power", “we,” “us” or “our” refer only to Spruce Power Holding Corporation and its consolidated subsidiaries, including Spruce Holding Company 1 LLC, Spruce Holding Company 2 LLC, Spruce Holding Company 3 LLC, and Spruce Manager LLC (collectively and together with their subsidiaries, “Legacy Spruce Power”) after the acquisition of Legacy Spruce Power on September 9, 2022. Depending on the context, references to "Spruce Power" may also include the historical business of Legacy Spruce Power prior to September 9, 2022.
Overview
The Company is a leading owner and operator of distributed solar energy assets across the United States, offering subscription-based services to approximately 51,000 customers as of December 31, 2022 and making renewable energy more accessible to everyone.

The Company generates revenues primarily through the sale of electricity generated by its residential solar energy systems to homeowners pursuant to long-term agreements that obligate the Company’s subscribers to make recurring monthly payments, and the servicing of those agreements for other institutional owners of residential solar energy systems.

The Company holds subsidiary fund companies that own and operate portfolios of residential solar energy systems. The solar energy systems are subject to solar lease agreements ("SLAs") and power purchase agreements ("PPAs", together with the SLAs, "Customer Agreements") with residential customers who benefit from the production of electricity produced by the solar energy systems. The solar energy systems may qualify for subsidies, renewable energy credits and other incentives as provided by various states and local agencies. These benefits have generally been retained by the Company's subsidiaries that own the systems, with the exception of the investment tax credit under Section 48 of the Internal Revenue Code ("IRC"), which were generally passed through to various financing partners of the solar energy systems.

The Company also engages in the energy efficiency and solar loan servicing business. The Company offers services which include asset management services and operating and maintenance services for residential solar photovoltaic projects, in addition to, loan servicing support that allows residential consumers to finance energy efficiency home improvements and residential solar energy systems.

The Company believes that the combination of Spruce Power’s existing subscriber-base and proven servicing platform along with its proven track record of growth through strategic acquisitions coupled with the additional capital and access to capital markets amplifies its ability to take advantage of rapid growth in rooftop solar, energy storage and electric vehicle adoption while creating a path to more predictable revenues, profits and cash flow for the Company’s shareholders.
Acquisition of Legacy Spruce Power and Discontinued Operations
Historically the Company had provided fleet electrification solutions for commercial vehicles in North America, offering its systems for vehicle electrification (the “Drivetrain” segment) and through its energy efficiency and infrastructure solutions business, including offering and installing charging stations to enable customers to effectively and cost-effectively develop the charging infrastructure required for their electrified vehicles (the “XL Grid” segment).

In the first quarter of 2022, the Company initiated a strategic review of its overall business operations which included assessing its offerings, strategy, processes and growth opportunities. As a result of the strategic review, in the first quarter of 2022 the Company made the following decisions relating to a restructuring of its Drivetrain business: (i) the elimination of a substantial majority of the Company’s hybrid drivetrain products; (ii) the elimination of its Plug-In Hybrid Electric Vehicles (“PHEV”) products; (iii) the reduction in the size of the Company’s workforce by approximately 50 employees; (iv) the closure of the Company’s production center and warehouse in Quincy, IL; (v) the closure of the Company’s engineering activities in its Boston office; and (vi) the termination of the Company’s partnership with eNow.

Following the strategic review, the Company announced its decision to pursue transformational mergers and acquisition (“M&A”) opportunities, enabled by a significant cash balance resulting from the Company’s go-public transaction completed in December 2020.

As a result of these efforts, on September 9, 2022, the Company acquired Legacy Spruce Power for $32.6 million which consisted of cash payments of $61.8 million less cash and restricted cash acquired of $29.2 million. In connection with the acquisition of Legacy Spruce Power, the Company also assumed $542.5 million of long-term debt. Spruce Power was the largest privately held owner and operator of residential solar energy systems in the U.S. at the time of the transaction, with more than 52,000 customer subscribers. Spruce Power sells the power generated by its systems to homeowners pursuant to long-term agreements that obligate subscribers to make recurring monthly payments.

With the completion of the acquisition of Legacy Spruce Power, the Company announced that it would analyze strategic alternatives related to its Drivetrain business. In December 2022, the Company announced that it was exiting its Drivetrain business and would be selling a portion of the business for an immaterial amount to Shyft Group USA (“Shyft”) which closed in January 2023. Shyft bought certain technical equipment and assumed the Company’s Wixom, Michigan facility and also offered employment to certain engineers and other sales personnel. Shyft also assumed completion of the Company’s pilot development agreement with the Department of Defense related to vehicle hybridization (with the Company retaining rights to potential future royalties from the program).

The Company also announced that it had sold certain battery inventory and its legacy hybrid technology to RMA Group, an automotive and equipment supplier in Southeast Asia.

As of December 31, 2022, the Company had ceased Drivetrain operations and began to restructure most of its related Corporate functions.

The Company also began reviewing the operations of its XL Grid business to evaluate its strategic fit with Spruce Power. In the fourth quarter of 2022, the Company entered into a non-binding letter of intent (“LOI”) for the sale of World Energy for an immaterial amount, with the divestiture closing in January 2023 and the Company ceased XL Grid operations after the closing of the divestiture.

Both the Drivetrain and XL Grid operations are presented as discontinued operations.

Restructuring Actions

As a result of the above described strategic review of its operations, in the first quarter of 2022 the Company recognized restructuring and related charges of $2.5 million. These charges included $0.8 million of severance charges, all of which were paid in 2022, and $1.5 million of charges for inventory obsolescence. In the second quarter of 2022 the Company recognized an additional charge for inventory obsolescence of $0.2 million.

In the third quarter of 2022, with the acquisition of Legacy Spruce Power, the Company initiated an evaluation of strategic alternatives for the Company’s Drivetrain business and began efforts to evaluate personnel and processes of various corporate functions between Spruce Power and legacy XL Fleet to optimize the future corporate structure. In the fourth quarter of 2022, with the announcement that the Company was exiting the Drivetrain business and corporate restructuring actions, the Company recognized $19.1 million of restructuring and restructuring related charges. These charges included $3.6 million of severance charges, $5.0 million impact of accelerated vesting of certain equity awards, and $10.6 million of charges related to inventory obsolescence.

The charges for severance and accelerated vesting of certain equity awards were included in selling, general and administrative expenses and the inventory obsolescence charges were included in cost of revenues – inventory and other directs costs in the Consolidated Statement of Operations.

Reportable Segments

Segment reporting is based on the “management approach,” following the method that Management organizes the Company’s reportable segments for which separate financial information is made available to, and evaluated regularly by, the Company’s chief operating decision maker (“CODM”) in allocating resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company’s CODM does not evaluate operating segments using asset or liability information.

With the acquisition of Legacy Spruce Power, the Company had three reportable segments, (i) Residential Solar, (ii) Drivetrain and (iii) XL Grid, and separately calculated the costs of its corporate operations. As discussed above, the Company determined that in the fourth quarter of 2022 the Drivetrain and XL Grid operations were discontinued operations which resulted in the Company having one operating segment. As of December 31, 2022, the Company’s Residential Solar segment owns and operates approximately 51,000 residential solar energy systems in 16 states. In addition to providing management services to its own portfolio, the Company also provides management services to over 30,000 systems owned by other companies. These services include (i) billing and collections, (ii) account management services, (iii) financial reporting, (iv) homeowner support and (v) maintenance monitoring and dispatch.
Results of Operations
Comparison of Years Ended December 31, 2022 and 2021

The results of operations related to the Company’s Drivetrain and XL Grid businesses, which were determined to be discontinued operations in the fourth quarter of 2022, are presented as net loss from discontinued operations in the Company’s Consolidated Statements of Operations. As a result, the continuing operational results reflect the operations related to the Company’s corporate functions and the results of operations for Spruce Power since its acquisition on September 9, 2022.
Information with respect to the Consolidated Statements of Operations for the years ended December 31, 2022 and 2021 are presented below:

	Years Ended December 31,
	2022	2021	$ Change	% Change

(Amounts in thousands, except share and per share data)
Revenues	$23,194	$—	$23,194	N.M.
Operating expenses:
Cost of revenues	9,949	—	9,949	N.M.
Selling, general and administrative expenses	73,118	35,094	38,024	108
Loss from operations	(59,873)	(35,094)	(24,779)	71
Other (income) expense:
Interest expense, net	10,062	39	10,023	25700
Gain on extinguishment of debt	(4,527)	—	(4,527)	N.M.
(Gain) loss on asset disposal	(580)	26	(606)	(2331)
Loss on impairment	—	3,000	(3,000)	(100)
Change in fair value of obligation to issue shares of common stock to sellers of World Energy	(535)	(565)	30	(5)
Change in fair value of warrant liability	(5,148)	(90,138)	84,990	(94)
Change in fair value of interest rate swaps	(5,554)	—	(5,554)	N.M.
Other income	(912)	(58)	(854)	1472
Net (loss) income from continuing operations	(52,679)	52,602	(105,281)	(200)
Net loss from discontinued operations	(40,112)	(23,812)	(16,300)	68
Net (loss) income	(92,791)	28,790	(121,581)	(422)
Less: Net income attributable to redeemable noncontrolling interests and noncontrolling interests	1,140	—	1,140	N.M.
Net (loss) income attributable to stockholders	$(93,931)	$28,790	$(122,721)	(426)
Revenues and Cost of Revenues
Revenues and cost of revenues represent the residential solar energy system revenues and related costs for the period of September 9, 2022 (date of the acquisition of Legacy Spruce Power) through December 31, 2022.
Selling, General and Administrative
Selling, general, and administrative expenses increased by $38.0 million, or 108.3%, to $73.1 million in 2022 from $35.1 million in 2021. The increase was primarily due to the acquisition of Legacy Spruce Power on September 9, 2022. Selling, general and administrative expenses of the Company's residential solar energy operations for the period was $14.0 million. In addition, expenses for 2022 include $13.6 million of transaction related expenses related to the acquisition of Legacy Spruce Power. The remaining increase was due to (i) higher legal expenses in 2022 due to the SEC investigation and shareholder lawsuits; (ii) severance charges of $4.4 million related to restructuring actions in 2022; and (iii) higher stock compensation costs of $4.5 million due to the acceleration of vesting of certain awards of terminated senior executives and a stock award of $1.1 million granted to the Company's new President in the third quarter of 2022 which vested immediately. These increases were partially offset by lower professional fees in 2022.

Other Income (Expense), Net
Other income, net in 2022 was $7.2 million compared to other income, net of $87.7 million in 2021. Other income in 2021 included a benefit of $90.1 million for the change in the fair value of the warrant liability compared to a benefit of $5.1 million for the change in fair value of the warrant liability in 2022. The decrease in the fair value of the warrant liability reflects the decrease in the value of the Company’s stock in 2022 from 2021.
In 2022, the Company recognized a $4.5 million gain on the extinguishment of debt related to the wind-down of the New Market Tax Credit obligation. Interest expense, net was $10.0 million in 2022 compared to $0.04 million in 2021. The increase relates to interest on the long-term debt assumed with the acquisition of Legacy Spruce Power of $13.5 million partially offset by gains on interest rate swaps of $7.7 million. The Company enters into interest rate swaps to reduce the volatility related to the Company’s variable rate long-term debt. The Company recorded an impairment charge of $3.0 million in the fourth quarter of 2021 related to its investment in eNow. The Company also recorded gains on sales of solar energy systems of $1.8 million in 2022.
Net Loss from Discontinued Operations

Net loss from discontinued operations of $40.1 million in 2022 and $23.8 million in 2021 includes the discontinued operations of the Company’s Drivetrain and XL Grid businesses. The net loss from discontinued operations in 2022 consists of a net loss from the Drivetrain business of $30.4 million and a net loss from the XL Grid business of $1.1 million and a goodwill impairment charge related to both businesses of $8.6 million. The net loss from discontinued operations in 2021 consists of a net loss from the Drivetrain business of $23.8 million and a net gain from the XL Grid business of $0.02 million. The increase in the net loss from the Drivetrain business in 2022 was driven by inventory impairment charges of $12.3 million in 2022 compared to inventory impairment charges of $2.7 million in 2021. These charges were offset by lower warranty costs of $2.2 million, higher gross profits of $1.1 million and lower operating expenses due to cost-cutting measures initiated at the beginning of 2022.

The increase in the XL Grid net loss was due to lower gross margins of $0.7 million due to higher cost of sales, an intangible asset impairment charge of $0.7 million in 2022, and higher operating expenses in 2022 due to a full 12 months of World Energy, which was purchased in May 2021.
Supplemental disclosure of pro forma information:

The following unaudited pro forma financial information presents the combined results of the operations of the Company, World Energy, and Legacy Spruce Power as if the acquisitions of World Energy on May 17, 2021 and Legacy Spruce Power on September 9, 2022 had occurred as of January 1, 2021. The results of operations related to the Company’s Drivetrain and XL Grid businesses, which were determined to be discontinued operations in the fourth quarter of 2022, are presented as net loss from discontinued operations. The unaudited pro forma revenues and pro forma net (loss) income reflect the continuing operational results of the Company’s corporate functions and the results of operations for Legacy Spruce Power. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations actually would have been had the respective acquisitions been completed on January 1, 2021. In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined Company.

	Years Ended December 31,
(Amounts in thousands, except share and per share data)	2022	2021
Revenues	$79,253	$79,163
Net (loss) income from continuing operations	$(28,870)	$66,212
Net loss from discontinued operations	(40,112)	(24,236)
Net (loss) income	$(68,982)	$41,976
Per share amounts:
Net (loss) income from continuing operations - basic	$(0.20)	$0.48
Net (loss) income from continuing operations - diluted	$(0.20)	$0.45
Net loss from discontinued operations - basic	$(0.28)	$(0.18)
Net loss from discontinued operations - diluted	$(0.28)	$(0.16)

Liquidity and Capital Resources
The Company's cash requirements depend on many factors, including the execution of its business strategy and plan. The Company remains focused on carefully managing costs, including capital expenditures, maintaining strong balance sheet, and ensuring adequate liquidity. The Company's primary cash needs are debt service, acquisition of solar energy portfolios, operating expenses, working capital and capital expenditures to support the growth in its business. Working capital is impacted by the timing and extent of the Company's business needs. As of December 31, 2022, the Company had working capital of $215.3 million, including cash and cash equivalents and restricted cash of $240.1 million. The Company had a net loss of $93.9 million for the year ended December 31, 2022 and net income of $28.8 million for the year ended 2021.
During 2021, 7,441,020 Public Warrants were exercised, which resulted in the issuance of 7,441,020 shares of the Company’s Common Stock, generating cash proceeds of $85.6 million.
With the acquisition of Legacy Spruce Power in September 2022, the Company assumed all of the outstanding debt of Legacy Spruce Power which had a principal balance of $542.5 million on the date of the acquisition. As of December 31, 2022, the Company’s debt balance was $499.8 million, net of $33.4 million of unamortized fair value adjustment. The debt consists of three senior debt facilities and a subordinate facility. The loan agreements require quarterly principal payments and the earliest maturity date is May 2026. For additional information on the Company’s debt, see Note 10. Debt included in the accompanying audited Consolidated Financial Statements.
The Company expects to continue to incur net losses in the short term, as it finalizes the transition to a residential solar company and related restructuring actions. Based on the Company's current liquidity, it believes that no additional capital will be needed to execute its current business plan over the next 12 months. The Company continually evaluates its cash needs to raise additional funds or seek alternative sources to invest in growth opportunities and other purposes.
Cash Flows Summary
Presented below is a summary of the Company's operating, investing and financing cash flows:

	Years Ended December 31,
(Amounts in thousands)	2022	2021
Net cash provided by (used in)
Continuing operating activities	$(47,717)	$(28,185)
Discontinued operating activities	(15,772)	(20,309)
Continuing investing activities	(30,296)	(3,000)
Discontinued investing activities	1,290	(11,829)
Continuing financing activities	(19,088)	85,860
Discontinued financing activities	(99)	(502)
Net change in cash and cash equivalents and restricted cash	$(111,682)	$22,035
Cash Flows Used in Operating Activities
Historically, the Company's cash flows from operating activities were significantly affected by its cash investments to support the growth of the business in areas such as research and development and selling, general and administrative expense and working capital. Operating cash inflows included cash from fleet electrification and related servicing, customer deposits, and delivery of turnkey energy efficiency and electric vehicle charging stations.
Subsequent to the acquisition of Legacy Spruce Power on September 9, 2022, cash inflows included cash from power generated by its residential solar energy systems and the servicing of long-term agreements for other institutional owners of residential solar energy systems. These cash inflows were offset by payments to suppliers for production materials and parts used in the Company's manufacturing process, operating expenses, operating lease payments and interest payments on our financing. In the fourth quarter of 2022, the Company discontinued its Drivetrain and XL Grid businesses.
The net cash used in operating activities in 2022 was $47.7 million. Cash used in operations increased in 2022 compared to 2021 by $19.5 million principally due to higher operating expenditures in the 2022 period primarily due to legal fees, restructuring expenses and transaction expenses related to the acquisition of Legacy Spruce Power and the divestiture of the Drivetrain business. In addition, there were lower collections of accounts receivables due to reduced revenues in 2022. These amounts were partially offset by lower purchases of inventory in 2022.
The net cash used in operating activities in 2021 was $28.2 million. Sources consisted of a decrease in accounts receivable of $7.6 million primarily due to reduced sales in 2021, an increase in accrued expenses and other current liabilities of $4.6 million. The sources of operating cash were offset by operating expenditures of approximately $49.2 million (net income of $28.8 million less non-cash income (expense) of approximately $78.0 million including a mark-to-market gain on the fair value of warrant liabilities of $90.1 million, stock-based compensation of $(7.9) million, a non-cash impairment charge of $(3.0) million and depreciation and amortization expense of $(1.8) million), an increase of inventory of $10.4 million, and a decrease in accounts payable of $1.7 million.
Cash Flows Used in Investing Activities
The net cash used in investing activities in 2022 was $30.3 million which consisted of cash paid for Legacy Spruce Power, net of cash acquired of $32.6 million partially offset by proceeds from the sale of fixed assets and solar energy systems.
The net cash used in investing activities in 2021 was $3.0 million which consisted of payments of $8.2 million to acquire World Energy, an investment in the eNow Convertible Note of $3.0 million and purchases of equipment of $3.6 million.
Cash Flows Provided by (Used in) Financing Activities
The net cash used in financing activities in 2022 was $19.1 million which primarily consisted of $9.4 million of long-term debt principal payments, $8.3 million used to buyout non-controlling interests and $1.9 million of capital distributions to non-controlling interests partially offset by $0.6 million of stock option proceeds received in 2022.
The net cash provided by financing activities in 2021 was $85.9 million which primarily consisted of proceeds from the exercise of public warrants of $85.6 million.
Related Parties

The Company was party to a noncancelable lease agreement for office, research and development, and vehicle development and installation facilities with a holder of more than 5% of the Company's Common Stock. The lease expired in the third quarter of 2022. Rent expense under the operating lease for the years ended December 31, 2022 and 2021 was $0.1 million and $0.2 million, respectively.
Off-Balance Sheet Arrangements
During the periods presented, other than the New Markets Tax Credit variable interest entity which was settled in January 2022, the Company did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.
Critical Accounting Policies and Estimates

The Company’s Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s most critical accounting policies and estimates are those most important to the portrayal of its financial condition and results of operations and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. The Company has identified the following as its most critical accounting policies and judgments. Although Management believes that its estimates and assumptions are reasonable, they are based on information available when they are made and, therefore, may differ from estimates made under different assumptions or conditions.

The Company’s significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies, included in accompanying audited Consolidated Financial Statements, and should be reviewed in connection with the following discussion of accounting policies that require difficult, subjective and complex judgments.

Acquisitions: Business combinations are accounted for using the acquisition method of accounting. The purchase price of a business combination is measured at the estimated fair value of the assets acquired, equity instruments issued and liabilities assumed at the acquisition date. Any noncontrolling interests acquired are also initially measured at fair value. Costs that are directly attributable to the acquisition are expensed as incurred to general and administrative expense. Goodwill is recognized if the aggregate fair value of the total purchase consideration and the noncontrolling interests is in excess of the aggregate fair value of the assets acquired and liabilities assumed.

Asset acquisitions are measured based on the cost to the Company, including transaction costs. Asset acquisition costs, or the consideration transferred, are assumed to be equal to the fair value of the net assets acquired. If the consideration transferred is cash, measurement is based on the amount of cash paid to the seller, as well as transaction costs incurred. Consideration given in the form of non-monetary assets, liabilities incurred or equity instruments issued is measured based on either the cost to the Company or the fair value of the assets or net assets acquired, whichever is more clearly evident. The cost of an asset acquisition is allocated to the assets acquired based on their estimated fair values. Goodwill is not recognized in an asset acquisition.

The fair values of the assets acquired and liabilities assumed are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. Significant estimates include, but are not limited to, discount rates and forecasted cash flows. These estimates are inherently uncertain and unpredictable.
Revenue Recognition: The Company’s revenue has been derived through three business units: (i) the Residential Solar operations primarily generate revenue through the sale to homeowners of power generated by its residential solar energy systems pursuant to long-term agreements; (ii) the Drivetrain operations generated revenue from the sales of hybrid electric powertrain systems; and (iii) the XL Grid operations generated revenues through turnkey energy efficiency, renewable technology, and other energy solutions. At December 31, 2022, the Drivetrain business and XL Grid business are reported in discontinued operations.
Residential Solar Revenues
Energy generation - Customers purchase electricity under PPAs or SLAs. Revenue is recognized from contracts with customers as performance obligations are satisfied at a transaction price reflecting an amount of consideration based upon an estimated rate of return which is expressed as the solar rate per kilowatt hour or a flat rate per month as defined in the customer contracts.
•PPAs - Under ASC 606, Revenue from Contracts with Customers ("ASC 606"), PPA revenue is recognized when generated based upon the amount of electricity delivered as determined by remote monitoring equipment at solar rates specified under the PPAs.
•SLAs - The Company has SLAs, which do not meet the definition of a lease under ASC 842, Leases ("ASC 842"), and are accounted for as contracts with customers under ASC 606. Revenue is recognized on a straight-line basis over the contract term as the obligation to provide continuous access to the solar energy system is satisfied. The amount of revenue recognized may not equal customer cash payments because the performance obligation has been satisfied ahead of cash receipt or evenly as continuous access to the solar energy system has been provided. The differences between revenue recognition and cash payments received are reflected in accounts receivable, other assets or deferred revenue, as appropriate.

Solar renewable energy credits - The Company has contracts with third parties to sell Solar Renewable Energy Credits ("SRECs") generated by the solar energy systems for fixed prices. Certain contracts that meet the definition of a derivative may be exempted as normal purchase or normal sales transactions ("NPNS"). NPNS are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. The Company's SREC contracts meet these requirements and are designated as NPNS contracts. Such SRECs are exempted from the derivative accounting and reporting requirements, and the Company recognizes revenues in accordance with ASC 606. The Company recognizes revenue for SRECs based on pricing predetermined within the respective contracts at a point of time when the SRECs are transferred.

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
Drivetrain and XL Grid Revenues
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
For the XL Grid operations, in general, transfer of control is upon the acceptance and certification of project completion by both the end customer and the utility who is funding the energy incentives, representing a single performance obligation of the Company. Due to the short-term nature of projects (typically two to three weeks), the Company recognizes revenues from all XL Grid activities at a point in time, when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and the Company has the right to payment for the transferred asset. Since the Company generally does not have a right to payment until acceptance and receipt of certification of project completion by both the end customer and the utility who is funding the energy incentives, the Company does not recognize revenue until acceptance and certification occurs. The Company also assesses multiple contracts entered into by the same customer in close proximity to determine if the contracts should be combined for revenue recognition purposes. During the duration of a project for XL Grid, all direct material and labor costs and those indirect costs related to the project are capitalized, and customer deposits are treated as liabilities. Once a project has been completed and the energy efficiency upgrades have been deemed to meet client specifications, capitalized costs are charged to earnings.
For both Drivetrain and XL Grid operations, when the Company’s contracts with customers contain multiple performance obligations, which is infrequent, the contract transaction price is allocated on a relative standalone selling price ("SSP") basis to each performance obligation. The Company determines SSP based on observable selling prices for the sale of its systems. For extended warranties, the Company determines SSP based on expected cost plus margin. The Company establishes the margin based on review of market conditions and margins obtained by market participants for similar services. Any allocation of the transaction price required is determined at the contracts’ inception.
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

Warrant liabilities: As of December 31, 2022 and 2021, the Company has outstanding private warrants it assumed with the December 2020 merger of Pivotal and Legacy XL. With the merger, the Company assumed private placement warrants to purchase 4,233,333 shares of common stock, with an exercise price of $11.50 per share.
The warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative, they were measured at fair value at inception and at each reporting date with changes in fair value recognized in the Consolidated Statements of Operations. The Private Warrants were valued using a Black-Scholes model, with significant inputs consisting of risk-free interest rate, remaining term, expected volatility, exercise price, and the Company’s stock price.
Inventories: The Company’s inventories consist primarily of raw materials, work in process and finished goods related to its Drivetrain business. Inventory is stated at the lower of cost or net realizable value. Cost of raw material inventories include the purchase and related costs incurred in bringing the products to their present location and condition. The Company uses consistent methodologies to evaluate inventory for net realizable value and periodically reviews inventories for obsolescence and any inventories identified as slow moving or obsolete are initially reserved for and then written-off. The Company also assesses net realizable value by reviewing current quantities on hand to projected usages over the next twelve months.

In the fourth quarter of 2022, with the Company’s planned exit of the Drivetrain business, the Company actively liquidated inventory with the remaining balance of inventory at December 31, 2022 primarily consisting of inventory expected to be utilized to service future warranty claims.
Warranties: Customers who purchased the Company's Drivetrain systems were provided limited-assurance-type warranties for equipment and work performed under the contracts. The warranty period typically extends for 3 years following transfer of control of the equipment. The warranties solely relate to correction of product defects during the warranty period, which is consistent with similar warranties offered by competitors. At the time of purchase of the equipment, customers could purchase from the Company an extended warranty for its equipment. The extended warranty commences upon the end of the assurance-based warranty period and is considered a separate performance obligation that represents a stand-ready obligation to perform warranty services after the assurance-type warranty expires. The transaction price allocated to the extended warranty is recognized ratably over the extended warranty period. Customers of XL Grid were provided limited-assurance-type warranties for a term of one year for installation work performed under its contracts.

For both Drivetrain and XL Grid, the Company accrues the estimated cost of product warranties for unclaimed charges based on historical experiences and expected results. Should product failure rates and material usage costs differ from these estimated revisions to the estimated warranty liability are required. The Company periodically assesses the adequacy of its recorded product warranty liabilities and adjusts the balances as required. Warranty expense is recorded as a component of discontinued operations. With the Company’s exit from the Drivetrain business and the subsequent sale of World Energy, the Company will not incur any additional warranty obligations and expects the warranty obligation to substantially run-off over the next 24 months. As of December 31, 2022 and 2021, the Company had warranty reserves of $1.1 million and $2.5 million, respectively.
Impairment of long-lived assets: The Company reviews long-lived assets, including solar energy systems, property and equipment, and intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. The Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value.

In the fourth quarter of 2022, the Company determined that there was an indicator of impairment for intangible assets in its discontinued operations of the Drivetrain and XL Grid businesses and that the asset was not recoverable. Comparing the carrying value of the asset to the fair value it was determined that the entire balances were impaired and an impairment charge of $0.9 million was recognized.
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
In the first quarter of 2022, the Company believed there were indicators that the carrying amount of its goodwill may be impaired due to a decline in the Company’s stock price and market capitalization. As a result, the Company performed an assessment of its goodwill for impairment. The Company elected to forego the qualitative test and proceeded to perform a quantitative test. The Company compared the book value of its single reporting unit to the fair value of its public float. The market capitalization was below the fair value of the Company by an amount in excess of its reported value of goodwill. As a result, the Company recorded a charge of $8.6 million to fully impair its existing goodwill.
Valuation of deferred tax assets: The Company accounts for income taxes using the asset and liability method, under which deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards. Deferred income taxes are provided for the temporary differences arising between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carry-forwards and credits. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statements of operations in the period in which the enactment rate changes.

The ultimate recovery of deferred tax assets is dependent upon the amount and timing of future taxable income and other factors such as the taxing jurisdiction in which the asset is to be recovered. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. The Company has provided valuation allowances as of December 31, 2022 and 2021 aggregating $69.4 million and $34.9 million, respectively, against such assets based on its assessment of past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in income taxes that could be material.

Redeemable noncontrolling interests and noncontrolling interests: Noncontrolling interests represent third-party interests in the net assets of certain consolidated subsidiaries. the Company consolidates any variable interest entity ("VIE") of which it is the primary beneficiary. The Company formed or acquired VIEs which are partially funded by tax equity investors in order to facilitate the funding and monetization of certain attributes associated with solar energy systems. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. A variable interest holder is required to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company evaluates its relationships with the VIEs on an ongoing basis to determine if it is the primary beneficiary.

The Company's investments in Ampere Solar Owner IV, LLC, Volta Solar Owner II, LLC, ORE F4 HoldCo, LLC, ORE F5A HoldCo, LLC, ORE F6 HoldCo, LLC, Sunserve Residential Solar I, LLC, RPV Fund 11 LLC, RPV Fund 13 LLC, Level Solar Fund III LLC and Level Solar Fund IV LLC (collectively, the "Funds") were determined to be variable interests in VIEs. The Company considered the provisions within the contractual arrangements that grant it power to manage and make decisions that affect the operation of the VIEs, including determining the solar energy systems contributed to the VIEs, and the operation and maintenance of the solar energy systems. The Company considers the rights granted to the other investors under the contractual arrangements to be more protective in nature rather than substantive participating rights. As such, the Company was determined to be the primary beneficiary and the assets, liabilities and activities of the Funds are consolidated by the Company.

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

The HLBV method is a balance sheet-focused approach. Under this method, a calculation is prepared at each reporting date to determine the amount that each member would receive if the entity were to liquidate all of its assets and distribute the resulting proceeds to its creditors and members based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is used to derive each member's share of the income or loss for the period. Factors used in the HLBV calculation include GAAP income (loss), taxable income (loss), capital contributions, investment tax credits, distributions and the stipulated targeted investor return specified in the subsidiaries' operating agreements. Changes in these factors could have a significant impact on the amounts that investors would receive upon a hypothetical liquidation. The use of the HLBV method to allocate income (loss) to the noncontrolling interest holders may create volatility in the consolidated statements of operations as the application of HLBV can drive changes in net income or loss attributable to noncontrolling interests from period to period. The Company classifies certain noncontrolling interests with redemption features that are not solely within the Company’s control outside of permanent equity in the consolidated balance sheets. Redeemable noncontrolling interests are reported using the greater of the carrying value at each reporting date as determined by the HLBV method or the estimated redemption value at the end of each reporting period. Estimating the redemption value of the redeemable noncontrolling interests requires the use of significant assumptions and estimates, such as projected future cash flows.

Interest Rate Swaps: The Company utilizes interest rate swaps to manage interest rate risk on existing and planned future debt issuances. These swaps are not designated as cash flow hedges or fair value hedges. The fair value of the interest rate swaps are calculated by discounting the future net cash flows to the present value based on the terms and conditions of the agreements and the forward interest rate curves. As these inputs are based on observable data and valuations of similar instruments, the interest rate derivatives are primarily categorized in Level 2 in the fair value hierarchy. The fair value of interest rate swaps are recorded on the Consolidated Balance Sheets. Realized gains and losses on interest rate swaps are recognized in Interest Expense, Net on the Consolidated Statements of Operations. Unrealized gains and losses on interest rate swaps are recognized in Other (Income) Expense on the Consolidated Statements of Operations and as a non-cash reconciling item in operating activities on the Consolidated Statements of Cash Flows.
New and Recently Adopted Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data
The Company's Consolidated Financial Statements are presented beginning on page F-1 which appears following this caption.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Spruce Power Holding Corporation (formerly known as XL Fleet Corp.) (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Initial measurement of fair value of assets related to a business combination
The Company completed the acquisition of all of the membership interests of Spruce Holding Company 1 LLC, Spruce Holding Company 2 LLC, Spruce Holding Company 3 LLC, and Spruce Manager LLC. The Company has accounted for this acquisition as a business combination under ASC Topic 805 “Business Combinations.” Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values.
We identified the initial fair value measurement of intangible assets as a critical audit matter because of the significant estimates and assumptions management makes to fair value these assets for purposes of recording the acquisition. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s initial estimates of cash flows including the need to involve our fair value specialists.

Our audit procedures related to these forecasts included the following, among others:
•Testing the source information underlying the estimates
•With the assistance of our fair value specialists:
•Evaluating the reasonableness of the valuation methodology
•Developing a range of independent estimates for the discount rates and comparing those to the discount rates selected by management
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2020.
Melville, NY
March 30, 2023
PCAOB: 688

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Consolidated Balance Sheets
December 31, 2022 and 2021

	As of December 31,
(In thousands, except share and per share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$220,321	$351,676
Restricted cash	19,823	150
Accounts receivable, net	8,336	—
Interest rate swap assets, current	10,183	—
Prepaid expenses and other current assets	5,316	310
Current assets of discontinued operations	10,977	22,469
Total current assets	274,956	374,605
Solar energy systems, net	395,826	—
Other property and equipment, net	342	252
Interest rate swap assets, non-current	22,069	—
Deferred rent assets	1,626	—
Right-of-use asset	2,802	146
Goodwill	128,548	—
Other assets	383	—
Long-term assets of discontinued operations	—	18,218
Total assets	$826,552	$393,221
Liabilities, redeemable noncontrolling interests and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$25,314	$—
Accounts payable	2,904	697
Deferred revenue, current	39	—
Lease liability, current	834	51
Accrued expenses and other current liabilities	21,509	6,241
Current liabilities of discontinued operations	9,097	9,644
Total current liabilities	59,697	16,633
Long-term debt, net of current portion	474,441	—
Deferred revenue	452	—
Lease liability, non-current	2,426	91
Warrant liabilities	256	5,405
Contingent consideration	—	541
Other long-term liabilities	10	—
New market tax credit obligation	—	4,521
Long-term liabilities of discontinued operations	294	4,220
Total liabilities	537,576	31,411

Commitments and contingencies (Note 20)

Redeemable noncontrolling interests	85	—

Stockholders’ equity

Common stock, $0.0001 par value; 350,000,000 shares authorized at December 31, 2022 and December 31, 2021; 144,375,226 and 140,540,671 issued and outstanding at December 31, 2022 and 2021, respectively	14	14
Additional paid-in capital	473,277	461,207
Noncontrolling interests	8,942	—
Accumulated deficit	(193,342)	(99,411)
Total stockholders’ equity	288,891	361,810
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$826,552	$393,221
See notes to consolidated financial statements.

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Consolidated Statements of Operations
For the Years Ended December 31, 2022 and 2021

	Years Ended December 31,
(In thousands, except per share and share amounts)	2022	2021

Revenues	$23,194	$—

Operating expenses:
Cost of revenues - solar energy systems depreciation	6,583	—
Cost of revenues - operations and maintenance	3,170	—
Cost of revenues - loan servicing	196	—
Selling, general, and administrative expenses	73,118	35,094
Total operating expenses	83,067	35,094
Loss from operations	(59,873)	(35,094)
Other (income) expense:
Interest expense, net	10,062	39
Gain on extinguishment of debt	(4,527)	—
(Gain) loss on asset disposal	(580)	26
Loss on impairment	—	3,000
Change in fair value of obligation to issue shares of common stock to sellers of World Energy	(535)	(565)
Change in fair value of warrant liability	(5,148)	(90,138)
Change in fair value of interest rate swaps	(5,554)	—
Other income	(912)	(58)
Net (loss) income from continuing operations	(52,679)	52,602
Net loss from discontinued operations	(40,112)	(23,812)
Net (loss) income	(92,791)	28,790
Less: Net income attributable to redeemable noncontrolling interests and noncontrolling interests	1,140	—
Net (loss) income attributable to stockholders	$(93,931)	$28,790
Net (loss) income attributable to stockholders per share, basic	$(0.66)	$0.21
Net (loss) income attributable to stockholders per share, diluted	$(0.66)	$0.19
Weighted-average shares outstanding, basic	142,692,003	138,457,416
Weighted-average shares outstanding, diluted	142,692,003	148,510,351
See notes to consolidated financial statements.

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2022 and 2021

	Redeemable Noncontrolling Interests			Additional Paid-In Capital	Noncontrolling Interests	Accumulated Deficit	Stockholders’ Equity
		Common Stock
(In thousands, except share amounts)		Shares	Amount

Balance at December 31, 2021	$—	140,540,671	$14	$461,207	$—	$(99,411)	$361,810
Exercise of stock options	—	2,670,114	—	630	—	—	630
Issuance of restricted stock	—	1,064,441	—	—	—	—	—
Issuance of shares as contingent consideration relating to Quantum business acquisition	—	100,000	—	186	—	—	186
Stock-based compensation expense	—	—	—	9,996	—	—	9,996
Noncontrolling interests related to acquisition of Legacy Spruce Power	7,159	—	—	—	12,164	—	12,164
Buyout of noncontrolling interests	(6,517)	—	—	1,258	(3,024)	—	(1,766)
Capital distributions to noncontrolling interests	(1,403)	—	—	—	(492)	—	(492)
Net (loss) income	846	—	—	—	294	(93,931)	(93,637)

Balance at December 31, 2022	$85	144,375,226	$14	$473,277	$8,942	$(193,342)	$288,891

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2020	131,365,254	$13	$317,084	$(128,201)	$188,896
Exercise of stock options	1,027,519	—	230	—	230
Exercise of warrants	233,555	—	—	—	—
Exercise of public warrants	7,441,020	1	85,554	—	85,555
Issuance of restricted stock	11,319	—	—	—	—
Issuance of shares in business combination with World Energy	462,004	—	2,631	—	2,631
Stock-based compensation expense	—	—	3,508	—	3,508
Stock acceleration and extension	—		4,372	—	4,372
Settlement of warrant liability upon exercise of warrants	—	—	47,162	—	47,162
Settlement of warrant liability upon call of warrants	—	—	591	—	591
Proceeds from PIC shares recapitalization	—	—	75	—	75
Net income	—	—	—	28,790	28,790

Balance at December 31, 2021	140,540,671	$14	$461,207	$(99,411)	$361,810

See notes to consolidated financial statements.

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2022 and 2021

	For the Years Ended December 31,
(In thousands)	2022	2021

Operating activities:
Net (loss) income	$(92,791)	$28,790
Net loss from discontinued operations	40,112	23,812
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	9,996	7,880
Bad debt expense	1,839	—
Depreciation and amortization expense	6,422	—
Loss on impairment	—	3,000
Contingent consideration	—	(61)
Change in fair value of obligation to issue shares of common stock	(535)	(565)
Fair value change of derivative liabilities	(5,554)	—
Changes in fair value of warrant liabilities	(5,148)	(90,138)
Gain on extinguishment of debt	(4,527)	—
(Gain) loss on asset disposal	(580)	26
Change in operating right-of-use assets	134	—
Debt discount	1,482	72
Changes in operating assets and liabilities:
Accounts receivable, net	553	—
Prepaid expenses and other current assets	(1,571)	954
Deferred rent assets	(1,626)	—
Accounts payable	(1,696)	(577)
Accrued expenses and other current liabilities	5,278	(1,378)
Deferred revenue	495	—
Net cash used in continuing operating activities	(47,717)	(28,185)
Net cash used in discontinued operating activities	(15,772)	(20,309)
Investing activities:
Proceeds from sale of property and equipment	2,289	—
Investment and acquisitions, net of cash acquired	(32,585)	—
Purchase of convertible note	—	(3,000)
Net cash used in continuing investing activities	(30,296)	(3,000)
Net cash provided by (used in) discontinued investing activities	1,290	(11,829)
Financing activities:
Repayments of debt	(9,302)	—
Repayments under financing leases	(238)	—
Proceeds from recapitalization of PIC shares	—	75
Proceeds from exercise of stock options	630	230
Proceeds from exercise of Public Warrants	—	85,555

Buyout of redeemable noncontrolling interests and noncontrolling interests	(8,283)	—
Capital distributions to redeemable noncontrolling interests and noncontrolling interests	(1,895)	—
Net cash provided by (used in) continuing financing activities	(19,088)	85,860
Net cash used in discontinued financing activities	(99)	(502)
Net change in cash and cash equivalents and restricted cash	(111,682)	22,035
Cash, cash equivalents, and restricted cash at beginning of period	351,826	329,791
Cash, cash equivalents, and restricted cash at end of period	$240,144	$351,826
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,367	$48
Supplemental disclosures of noncash investing and financing information:
Recording of operating lease asset and liability	$1,827	$—
Recording of finance lease asset and liability	$23	$—
Settlement of lease liability	$685	$—
Settlement of contingent liability through issuance of shares	$186	$—
Settlement of warrant liability upon exercise of Public Warrants	$—	$47,162
Settlement of warrant liability upon call of warrants	$—	$591
Issuance of shares to former owners of WEES	$—	$1,192
Equipment financing	$—	$271
See notes to consolidated financial statements.

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021

Note 1. Organization and Description of Business
Description of Business: Spruce Power Holding Corporation (formerly known as XL Fleet Corp.) and its subsidiaries ("Spruce Power" or the “Company”) is a leading owner and operator of distributed solar energy assets across the United States, offering subscription-based services to approximately 51,000 customers and making renewable energy more accessible to everyone.

The Company generates revenues primarily through the sale of electricity generated by its residential solar energy systems to homeowners pursuant to long-term agreements that obligate the Company’s subscribers to make recurring monthly payments, and the servicing of those agreements for other institutional owners of residential solar energy systems.

The Company holds subsidiary fund companies that own and operate portfolios of residential solar energy systems. The solar energy systems are subject to solar lease agreements ("SLAs") and power purchase agreements ("PPAs", together with the SLAs, "Customer Agreements") with residential customers who benefit from the production of electricity produced by the solar energy systems. The solar energy systems may qualify for subsidies, renewable energy credits and other incentives as provided by various states and local agencies. These benefits have generally been retained by the Company's subsidiaries that own the systems, with the exception of the investment tax credit under Section 48 of the Internal Revenue Code ("IRC"), which were generally passed through to the various financing partners of the solar energy systems.

The Company also engages in the energy efficiency and solar loan servicing business. The Company offers services which include asset management services and operating and maintenance services for residential solar photovoltaic projects, in addition to, loan servicing support that allows residential consumers to finance energy efficiency home improvements and residential solar energy systems.

The Company believes that the combination of its existing subscriber-base and proven servicing platform along with its proven track record of growth through strategic acquisitions coupled with the additional capital and access to capital markets amplifies its ability to take advantage of rapid growth in rooftop solar, energy storage and electric vehicle adoption while creating a path to more predictable revenues, profits and cash flow for the Company’s shareholders.
Discontinued Operations
Historically the Company had provided fleet electrification solutions for commercial vehicles in North America, offering its systems for vehicle electrification (the “Drivetrain” segment) and through its energy efficiency and infrastructure solutions business, including offering and installing charging stations to enable customers to effectively and cost-effectively develop the charging infrastructure required for their electrified vehicles (the “XL Grid” segment).

In the first quarter of 2022, the Company initiated a strategic review of its overall business operations which included assessing its offerings, strategy, processes and growth opportunities. As a result of the strategic review, in the first quarter of 2022 the Company made the following decisions relating to a restructuring of its Drivetrain business: (i) the elimination of a substantial majority of the Company’s hybrid drivetrain products; (ii) the elimination of its Plug-In Hybrid Electric Vehicles (“PHEV”) products; (iii) the reduction in the size of the Company’s workforce by approximately 50 employees; (iv) the closure of the Company’s production center and warehouse in Quincy, IL; (v) the closure of the Company’s engineering activities in its Boston office; and (vi) the termination of the Company’s partnership with eNow.

Following the strategic review, the Company announced its decision to pursue transformational mergers and acquisition (“M&A”) opportunities, enabled by a significant cash balance resulting from the Company’s go-public transaction completed in December 2020. This included the implementation of a process to institutionalize the M&A effort including the formation of an investment committee comprised of senior members of our team and members of the Board. The objective was to continue the exploration of value-generative opportunities in the decarbonization and energy transition ecosystem, focused on three core requirements, (i) a business that is making an impact on decarbonization, (ii) a leader in an established, growing market segment, and (iii) a company that is generating positive EBITDA.

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021

Note 1. Organization and Description of Business, continued

As a result of these efforts, on September 9, 2022, the Company acquired 100% of the membership interests of Spruce Holding Company 1 LLC, Spruce Holding Company 2 LLC, Spruce Holding Company 3 LLC, and Spruce Manager LLC (collectively and together with their subsidiaries, “Legacy Spruce Power”) (See Note 4. Business Combinations). Spruce Power was the largest privately held owner and operator of residential solar energy systems in the U.S. at the time of the transaction, with approximately 51,000 customer subscribers as of December 31, 2022. Spruce Power sells the power generated by its systems to homeowners pursuant to long-term agreements that obligate subscribers to make recurring monthly payments.

With the completion of the acquisition of Legacy Spruce Power, the Company announced that it would analyze strategic alternatives related to its Drivetrain business. In December 2022, the Company announced that it was exiting its Drivetrain business and would be selling a portion of the business for an immaterial amount to Shyft Group USA (“Shyft”) which closed in January 2023. Shyft bought certain technical equipment and assumed the Company’s Wixom, Michigan facility and also offered employment to certain engineers and other sales personnel. Shyft also assumed completion of the Company’s pilot development agreement with the Department of Defense related to vehicle hybridization (with the Company retaining rights to potential future royalties from the program).

The Company also announced that it had sold certain battery inventory and its legacy hybrid technology to RMA Group, an automotive and equipment supplier in Southeast Asia.

As of December 31, 2022, the Company had ceased Drivetrain operations and began to restructure most of its related Corporate functions.

The Company also began reviewing the operations of its XL Grid business to evaluate its strategic fit with Spruce Power. In the fourth quarter of 2022, the Company entered into a non-binding letter of intent (“LOI”) for the sale of World Energy for an immaterial amount, with the divestiture closing in January 2023 and the Company ceased XL Grid operations after the closing of the divestiture..

Both the Drivetrain and XL Grid operations are presented as discontinued operations in the Consolidated Financial Statements (see Note 23. Discontinued Operations).
Note 2. Summary of Significant Accounting Policies
Basis of consolidated financial statement presentation: The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying Consolidated Financial Statements of the Company include the accounts of its wholly owned subsidiaries and variable interest entities, for which the Company was the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation.
Correction of immaterial error: During the fourth quarter of 2022, the Company determined that there was an error in the third quarter of 2022 for the accounting for the buyout of noncontrolling interests. The impact of the error was an understatement of additional paid-in capital of $2.9 million and an overstatement of noncontrolling interest of $2.9 million as of September 30, 2022. The Company assessed the materiality of the issue considering both qualitative and quantitative factors and determined the error was immaterial. The error was corrected in the fourth quarter. The adjustment had no impact on total assets, total liabilities or total stockholders’ equity, the Consolidated Statements of Operations, or the Consolidated Statements of Cash Flows.
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

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 2. Summary of Significant Accounting Policies, continued
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
Variable interest entities: The Company consolidates any variable interest entity ("VIE") of which it is the primary beneficiary. The Company formed or acquired VIEs which are partially funded by tax equity investors in order to facilitate the funding and monetization of certain attributes associated with solar energy systems. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. A variable interest holder is required to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company evaluates its relationships with the VIEs on an ongoing basis to determine if it is the primary beneficiary.

The Company's investments in Ampere Solar Owner IV, LLC, Volta Solar Owner II, LLC, ORE F4 HoldCo, LLC, ORE F5A HoldCo, LLC, ORE F6 HoldCo, LLC, Sunserve Residential Solar I, LLC, RPV Fund 11 LLC, RPV Fund 13 LLC, Level Solar Fund III LLC and Level Solar Fund IV LLC (collectively, the "Funds") were determined to be variable interests in VIEs. The Company considered the provisions within the contractual arrangements that grant it power to manage and make decisions that affect the operation of the VIEs, including determining the solar energy systems contributed to the VIEs, and the operation and maintenance of the solar energy systems. The Company considers the rights granted to the other investors under the contractual arrangements to be more protective in nature rather than substantive participating rights. As such, the Company was determined to be the primary beneficiary and the assets, liabilities and activities of the Funds are consolidated by the Company. (See Note 12. Redeemable Noncontrolling Interests and Noncontrolling Interests)

Redeemable noncontrolling interests and noncontrolling interests: The distribution rights and priorities for the Funds as set forth in their respective operating agreements differ from the underlying percentage ownership interests of the members. As a result, the Company allocates income or loss to the noncontrolling interest holders of the Funds utilizing the hypothetical liquidation of book value ("HLBV") method, in which income or loss is allocated based on the change in each member's claim on the net assets at the end of each reporting period, adjusted for any distributions or contributions made during such periods. The HLBV method is commonly applied to investments where cash distribution percentages vary at different points in time and are not directly linked to an equity member's ownership percentage.

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

Factors used in the HLBV calculation include GAAP income (loss), taxable income (loss), capital contributions, investment tax credits, distributions and the stipulated targeted investor return specified in the subsidiaries' operating agreements. Changes in these factors could have a significant impact on the amounts that investors would receive upon a hypothetical liquidation.

The Company classifies certain noncontrolling interests with redemption features that are not solely within the Company’s control outside of permanent equity in the Consolidated Balance Sheets. Redeemable noncontrolling interests are reported using the greater of the carrying value at each reporting date as determined by the HLBV method or the estimated redemption value at the end of each reporting period. Estimating the redemption value of the redeemable noncontrolling interests requires the use of significant assumptions and estimates, such as projected future cash flows.

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 2. Summary of Significant Accounting Policies, continued
Concentration of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. At times, such cash may be in excess of the FDIC limit. At December 31, 2022 and 2021, the Company had cash in excess of the $250,000 federally insured limit. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.
Cash and cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents include cash held in banks, U.S. Treasury bills and money market accounts. Cash equivalents are carried at cost, which approximates fair value due to their short-term nature. The Company’s cash and cash equivalents are placed with high-credit quality financial institutions and issuers, and at times exceed federally insured limits. To date, the Company has not experienced any credit loss relating to its cash and cash equivalents.
Restricted cash: Restricted cash held at December 31, 2022 of $19.8 million primarily consists of approximately $19.7 million of cash that is subject to restriction due to provisions in the Company's financing agreements and the operating agreements of the Funds that are accounted for as consolidated VIEs. Restricted cash held at December 31, 2021 of $150,000 consists of a bank deposit required for a letter of credit which is reserved for the Company’s California lease. The restricted cash may be subject to depository and collateral account agreements. The carrying amount reported in the Consolidated Balance Sheets for restricted cash approximates fair value.
The following table provides a reconciliation of Cash and Cash Equivalents and Restricted Cash in the Consolidated Balance Sheets to the total amount shown in the Consolidated Statements of Cash Flows:

	As of December 31,
(Amounts in thousands)	2022	2021
Cash and cash equivalents	$220,321	$351,676
Restricted cash	19,823	150
Total cash, cash equivalents, and restricted cash	$240,144	$351,826
Accounts receivable, net: Accounts receivable represent amounts due from customers and are stated at the gross invoice amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is maintained at a level considered adequate to provide for potential account losses on the balance based on Management’s evaluation of the anticipated impact of current economic conditions, changes in the character and size of the balance, past and expected future loss experience, among other pertinent factors. As of December 31, 2022, the Company’s allowance for doubtful accounts was $12.2 million.

Inventory, net: Inventory is comprised of raw materials, work in process and finished goods related to its discontinued Drivetrain and XL Grid businesses. Inventory is stated at the lower of cost or net realizable value. Cost of raw material inventories include the purchase and related costs incurred in bringing the products to their present location and condition. The Company uses consistent methodologies to evaluate inventory for net realizable value and periodically reviews inventories for obsolescence and any inventories identified as slow moving or obsolete are initially reserved for and then written-off.

In the fourth quarter of 2022, with the Company’s planned exit of the Drivetrain business, the Company actively liquidated inventory with the remaining balance of inventory at December 31, 2022 primarily consisting of inventory expected to be utilized to service future warranty claims. As of December 31, 2022 and 2021, inventory included in Current Assets of Discontinued Operations consisted of $2.3 million and $18.1 million, respectively, net of a reserve for obsolescence of $0.04 million and $2.9 million, respectively.

Fair value measurements: The fair value of the Company’s financial assets and liabilities reflects Management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 2. Summary of Significant Accounting Policies, continued
transfer of the liabilities in an orderly transaction between market participants at the measurement date. For assets and liabilities measured at fair value on a recurring and nonrecurring basis, a three-level hierarchy of measurements based upon observable and unobservable inputs is used to arrive at fair value. Observable inputs are developed based on market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions about valuation based on the best information available in the circumstances. Depending on the inputs, the Company classifies each fair value measurement as follows:

Level 1: Observable inputs that reflect unadjusted quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2: Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities in active markets, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy must be determined based on the lowest level input that is significant to the fair value measurement. An assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset or liability.

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, contingent consideration liability, long-term debt, interest rate swaps and warrant liability. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value because of the short-term nature of those instruments. See Note 13. Fair Value Measurements for additional information on assets and liabilities measured at fair value.
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

Depreciation expense of solar energy systems for the year ended December 31, 2022 was $6.5 million.
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
Improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed as incurred. When property and equipment is retired or otherwise disposed of, the

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 2. Summary of Significant Accounting Policies, continued
related cost and accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is recorded in the Consolidated Statements of Operations as a component of other (income) expense, net.
Depreciation expense of other property and equipment for the years ended December 31, 2022 and 2021 was approximately $783,000 and $653,000, respectively.
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
Business combinations: The Company accounts for the acquisition of a business using the acquisition method of accounting. Amounts paid to acquire a business are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The Company determines the fair value of purchase consideration, including contingent consideration, and acquired intangible assets based on valuations that use certain information and assumptions provided by Management. The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill. The results of operations of acquired businesses are included in the financial statements from the date of acquisition forward. Acquisition-related costs are expensed in periods in which the costs are incurred.
Intangible assets, net: Intangible assets are initially recorded at fair value and stated net of accumulated amortization and impairments. The Company amortizes its intangible assets that have finite lives using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized. Amortization is recorded over the estimated useful lives. The Company evaluates the recoverability of its definite lived intangible assets whenever events or changes in circumstances or business conditions indicate that the carrying value of these assets may not be recoverable based on expectations of future undiscounted cash flows for each asset group. If the carrying value of an asset or asset group exceeds its undiscounted cash flows, the Company estimates the fair value of the assets, generally utilizing a discounted cash flow analysis based on the present value of estimated future cash flows to be generated by the assets or asset group using a risk-adjusted discount rate.
During 2022, intangible assets consisted of: (i) developed technology acquired during 2019, (ii) sponsorship agreement contracted during 2021, and (iii) customer relationships acquired in the World Energy acquisition in 2021. In the fourth quarter of 2022, the Company determined that there were indicators of impairment for intangible assets in its Drivetrain and XL Grid businesses and determined that the assets were not recoverable. Comparing the carrying value of the assets to the fair value it was determined that the entire balance was impaired and impairment charges of $0.9 million were recognized.
Impairment of long-lived assets: The Company reviews long-lived assets, including solar energy systems, property and equipment, and intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. The Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value.
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

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 2. Summary of Significant Accounting Policies, continued
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
In the first quarter of 2022, the Company determined there were indicators that the carrying amount of its goodwill may be impaired due to a decline in the Company’s stock price and market capitalization. As a result, the Company performed an assessment of its goodwill for impairment. The Company elected to forego the qualitative test and proceeded to perform a quantitative test. The Company compared the book value of its single reporting unit to the fair value of its public float. The market capitalization was below the fair value of the Company by an amount in excess of its reported value of goodwill. As a result, the Company recorded a charge of $8.6 million to fully impair goodwill in the first quarter of 2022.
Revenue: The Company’s revenue has been derived through three business units: (i) the Residential Solar operations primarily generate revenue through the sale to homeowners of power generated by its residential solar energy systems pursuant to long-term agreements; (ii) the Drivetrain operations generated revenue from the sales of hybrid electric powertrain systems; and (iii) the XL Grid operations generated revenues through turnkey energy efficiency, renewable technology, and other energy solutions. At December 31, 2022, the Drivetrain business and XL Grid business are reported in discontinued operations.
Residential Solar Revenues
Energy generation - Customers purchase electricity under PPAs or SLAs. Revenue is recognized from contracts with customers as performance obligations are satisfied at a transaction price reflecting an amount of consideration based upon an estimated rate of return which is expressed as the solar rate per kilowatt hour or a flat rate per month as defined in the customer contracts.
•PPAs - Under ASC 606, Revenue from Contracts with Customers ("ASC 606"), PPA revenue is recognized when generated based upon the amount of electricity delivered as determined by remote monitoring equipment at solar rates specified under the PPAs.
•SLAs - The Company has SLAs, which do not meet the definition of a lease under ASC 842, Leases ("ASC 842"), and are accounted for as contracts with customers under ASC 606. Revenue is recognized on a straight-line basis over the contract term as the obligation to provide continuous access to the solar energy system is satisfied. The amount of revenue recognized may not equal customer cash payments because the performance obligation has been satisfied ahead of cash receipt or evenly as continuous access to the solar energy system has been provided.

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 2. Summary of Significant Accounting Policies, continued
The differences between revenue recognition and cash payments received are reflected in accounts receivable, other assets or deferred revenue, as appropriate.

Solar renewable energy credits - The Company has contracts with third parties to sell Solar Renewable Energy Credits ("SRECs") generated by the solar energy systems for fixed prices. Certain contracts that meet the definition of a derivative may be exempted as normal purchase or normal sales transactions ("NPNS"). NPNS are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. The Company's SREC contracts meet these requirements and are designated as NPNS contracts. Such SRECs are exempted from the derivative accounting and reporting requirements, and the Company recognizes revenues in accordance with ASC 606. The Company recognizes revenue for SRECs based on pricing predetermined within the respective contracts at a point of time when the SRECs are transferred.

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
The following table presents the detail of the Company’s revenues as recorded in the Consolidated Statements of Operations for the year ended December 31, 2022:

(Amounts in thousands)	2022
PPA revenue	$8,756
SLA revenue	11,270
Solar renewable energy credit revenue	1,576
Government incentives	245
MSA revenue	596
Loan servicing	174
Other revenue	577
Total	$23,194
Drivetrain and XL Grid Revenues
As noted above, the Drivetrain and XL Grid business were included in discontinued operations at December 31, 2022.

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 2. Summary of Significant Accounting Policies, continued
The Drivetrain products were marketed and sold to end-user fleet customers and channel partners in the United States and Canada. The Company’s XL Grid solutions were marketed and sold to municipalities, corporations and other businesses and principally funded through energy incentives provided through public and private utilities. The XL Grid business primarily consists of the operations acquired through the May 2021 World Energy acquisition. Sales of products and services are subject to economic conditions and may fluctuate based on changes in the industry, trade policies, financial markets, and funded energy incentives.
For these businesses, revenue was recognized upon transfer of control to the customer, which occurred when the Company had a present right to payment, legal title had passed to the customer, the customer had the significant risks and rewards of ownership, and where acceptance is not a formality, the customer had accepted the product or service.
For the Drivetrain products, in general, transfer of control was upon shipment of the equipment as the terms are FOB shipping point or equivalent and the Company had no other promised goods or services in its contracts with customers. In limited instances, the Company provided installation services to end-user fleet customers related to the purchased hybrid electric powertrain equipment. When provided, these installation services were not distinct within the context of the contract due to the fact that the end-use fleet customer was purchasing a completed modification to its vehicles and therefore, the installation services involved significant integration of the hybrid electric powertrain equipment with the customer’s vehicle. As a result, the hybrid electric powertrain equipment and installation services represented a single performance obligation within these contracts with customers. The Company recognized the revenue for the equipment sale and installation service for Drivetrain products at the same time, which was after the installation is complete. The Company has elected to treat shipping and handling activities related to contracts with channel partner customers for Drivetrain products as costs to fulfill the promise to transfer the associated equipment and not as a separate performance obligation.
For XL Grid, in general, transfer of control was upon the acceptance and certification of project completion by both the end customer and the utility who was funding the energy incentives, representing a single performance obligation of the Company. Due to the short-term nature of projects (typically two to three weeks), the Company recognized revenues from all XL Grid activities at a point in time, when persuasive evidence of an arrangement existed, delivery had occurred, the price was fixed or determinable and the Company had the right to payment for the transferred asset. Since the Company generally does not have a right to payment until acceptance and receipt of certification of project completion by both the end customer and the utility who is funding the energy incentives, the Company does not recognize revenue until acceptance and certification occurs. The Company also assessed multiple contracts entered into by the same customer in close proximity to determine if the contracts should be combined for revenue recognition purposes. During the duration of a project for XL Grid, all direct material and labor costs and those indirect costs related to the project were capitalized, and customer deposits were treated as liabilities. Once a project had been completed and the energy efficiency upgrades have been deemed to meet client specifications, capitalized costs were charged to earnings.
For both Drivetrain and XL Grid, when the Company’s contracts with customers contained multiple performance obligations, which was infrequent, the contract transaction price was allocated on a relative standalone selling price ("SSP") basis to each performance obligation. The Company determined SSP based on observable selling prices for the sale of its systems. For extended warranties, the Company determined SSP based on expected cost plus margin. The Company established the margin based on review of market conditions and margins obtained by market participants for similar services. Any allocation of the transaction price required was determined at the contracts’ inception.
The transaction price was the amount of consideration to which the Company expected to be entitled in exchange for transferring goods and services to the customer. Revenue was recorded based on the transaction price, which is solely made up of fixed consideration for its products and services. The Company did not adjust transaction price for the effects of a significant financing component when the period between the transfer of the promised good or service to the customer and payment for that good or service by the customer was expected to be one year or less. For all years presented, the Company did not have any significant financing components as no payment terms exceeded one year from the transfer of control. The Company’s sales could in certain instances include non-cash consideration in the form of the customer transferring to the Company, the customer’s rights to cash incentives from programs administered by municipalities related to hybrid vehicle programs that a customer is entitled to as a result of its purchase. The incentives are fixed amounts that are readily

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 2. Summary of Significant Accounting Policies, continued
determinable. The Company valued the non-cash consideration at its fair value, which generally is the amount of the incentive.
Payment terms on invoices ranged from 30 to 60 days. The Company excluded from revenue any sales tax and other government-assessed and imposed taxes on revenue generating activities that were invoiced to customers.
Costs to obtain contracts, which principally related to sales commissions, were recognized at the time the liability was incurred and were not material in fiscal year 2022 or 2021.
Remaining performance obligations: At December 31, 2022 and 2021, there was approximately $208,000 and $237,000 in deferred revenue related to unsatisfied extended warranty performance obligations, respectively. During the year ended December 31, 2022, the Company recognized revenue of approximately $29,000 from the December 31, 2021 deferred revenue balance. There was no deferred warranty revenue recognized for the year ended December 31, 2021, respectively.
Contract Balances: The timing of revenue recognition, billings and cash collections results in billed trade accounts receivable, and deferred revenue (contract liabilities) on the Consolidated Balance Sheets.
Costs to obtain a contract: Sales commissions paid to internal sales personnel, as well as associated payroll taxes and retirement plan contributions (together, sales commissions and associated costs) that are incremental to the acquisition of customer contracts, were expensed upon transfer of control of the equipment at the time the related revenues are recognized. Total commission expense recognized during the years ended December 31, 2022 and 2021 was approximately $837,000 and $834,000, respectively. There were no capitalized commissions during the years ended December 31, 2022 and 2021.
Cost of Revenues: Cost of revenues - solar energy systems depreciation represents the depreciation expense relating to the solar energy systems.
Cost of revenues - operations and maintenance represents the costs of operating the solar energy systems, primarily the costs of third parties used to service the systems.
Warranties: Customers who purchased the Company's Drivetrain systems were provided limited-assurance-type warranties for equipment and work performed under the contracts. The warranty period typically extends for 3 years following transfer of control of the equipment. The warranties solely relate to correction of product defects during the warranty period, which is consistent with similar warranties offered by competitors. At the time of purchase of the equipment, customers could purchase from the Company an extended warranty for its equipment. The extended warranty commences upon the end of the assurance-based warranty period and is considered a separate performance obligation that represents a stand-ready obligation to perform warranty services after the assurance-type warranty expires. The transaction price allocated to the extended warranty is recognized ratably over the extended warranty period. Customers of XL Grid were provided limited-assurance-type warranties for a term of one year for installation work performed under its contracts.
The Company accrues the estimated cost of product warranties for unclaimed charges based on historical experiences and expected results. Should product failure rates and material usage costs differ from these estimated revisions to the estimated warranty liability are required. The Company periodically assesses the adequacy of its recorded product warranty liabilities and adjusts the balances as required. Warranty expense is recorded as a component of discontinued operations. With the Company’s exit from the Drivetrain business and the subsequent sale of World Energy, the Company will not incur any additional warranty obligations and expects the warranty obligation to substantially run-off over the next 24 months.

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 2. Summary of Significant Accounting Policies, continued
The following is a roll-forward of the Company’s accrued warranty liability:

(Amounts in thousands)	2022	2021
Balance at the beginning of the period	$2,547	$1,735
Acquisition date accrual for World Energy acquisition	—	25
Accrual for warranties issued	116	346
Accrual of additional warranty obligations	—	965
Changes in estimates for preexisting warranties	(955)	—
Warranty fulfillment charges	(583)	(524)
Balance at the end of the period	$1,125	$2,547
The warranty liability is included in Current Liabilities of Discontinued Operations on the Consolidated Balance Sheets.
Income taxes: The Company accounts for income taxes using the asset and liability method under which deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards. Deferred income taxes are provided for the temporary differences arising between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carry-forwards and credits. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the Statements of Operations in the period in which the enactment rate changes.

The ultimate recovery of deferred tax assets is dependent upon the amount and timing of future taxable income and other factors such as the taxing jurisdiction in which the asset is to be recovered. Deferred tax assets and liabilities are reduced through the establishment of a valuation allowance if, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.
Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. For the years ended December 31, 2022 and 2021, there were no uncertain tax position taken or expected to be taken in the Company’s tax returns.
In the normal course of business, the Company is subject to regular audits by U.S. federal and state and local tax authorities. With few exceptions, the Company is no longer subject to federal, state or local tax examinations by tax authorities in its major jurisdictions for tax years before 2019. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities.
The Company did not recognize any tax related interest or penalties in the accompanying Consolidated Financial Statements, but would record any such interest and penalties as a component of the provision for income taxes.

Share-based compensation: The Company grants stock-based awards to certain employees, directors and non-employee consultants. Awards issued under the Company’s stock-based compensation plans include stock options, restricted stock units and restricted stock awards. For transactions in which the Company obtains employee services in exchange for an award of equity instruments, the cost of the services are measured based on the grant date fair value of the award. The Company recognizes the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Costs related to plans with graded vesting are generally recognized using a straight-line method.

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 2. Summary of Significant Accounting Policies, continued
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
Restricted Stock Units
Restricted stock units generally vest over the requisite service periods (vesting on a straight–line basis). The fair value of a restricted stock unit award is equal to the closing price of the Company’s common stock on the New York Stock Exchange on the grant date. The Company accounts for the forfeiture of equity awards as they occur.
Derivative instruments and hedging activities: The Company utilizes interest rate swaps to manage interest rate risk on existing and planned future debt issuances. The fair value of all derivative instruments are recognized as assets or liabilities at the balance sheet date on the Consolidated Balance Sheets. The fair value of the interest rate swaps are calculated by discounting the future net cash flows to the present value based on the terms and conditions of the agreements and the forward interest rate curves. As these inputs are based on observable data and valuations of similar instruments, the interest rate derivatives are primarily categorized in Level 2 in the fair value hierarchy.
Warrant Liabilities: As of December 31, 2022 and 2021, the Company has outstanding private warrants it assumed with the December 2020 merger of Pivotal and Legacy XL. With the merger, the Company assumed private placement warrants to purchase 4,233,333 shares of common stock, with an exercise price of $11.50 per share.
The warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative, they were measured at fair value at inception and at each reporting date with changes in fair value recognized in the Consolidated Statements of Operations. The Private Warrants were valued using a Black-Scholes model, with significant inputs consisting of risk-free interest rate, remaining term, expected volatility, exercise price, and the Company’s stock price.
Segment Reporting: Segment reporting is based on the “management approach,” following the method that management organizes the company’s reportable segments for which separate financial information is made available to, and evaluated regularly by, the Company’s chief operating decision maker (“CODM”) in allocating resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company’s CODM does not evaluate operating segments using asset or liability information.

With the acquisition of Legacy Spruce Power, the Company had three reportable segments, (i) Residential Solar, (ii) Drivetrain and (iii) XL Grid, and separately calculated the costs of its corporate operations. In the fourth quarter of 2022, the Company determined that the Drivetrain and XL Grid operations were discontinued operations which resulted in the Company having one operating segment. As of December 31, 2022, the Company’s Residential Solar segment owns and

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 2. Summary of Significant Accounting Policies, continued
operates approximately 51,000 residential solar energy systems in 16 states. In addition to providing management services to its own portfolio, as of December 31, 2022 the Company also provides management services to over 30,000 systems owned by other companies. These services include (i) billing and collections, (ii) account management services, (iii) financial reporting, (iv) homeowner support and/or (v) maintenance monitoring and dispatch.
Engineering, research and development expense: Engineering, research and development costs, which are primarily related to the Company's Drivetrain business, were expensed as incurred and include, but are not limited to, costs incurred in performing research and development activities, including salaries, benefits, facilities, research-related overhead, sponsored research costs, contracted services, license fees, and other external costs.
Net income (loss) per share: Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock and potentially dilutive securities outstanding during the period determined using the treasury-stock and if-converted methods. For purposes of the diluted income (loss) per share calculation, stock options, restricted stock units, restricted stock and warrants are considered to be potentially dilutive securities. Potentially dilutive securities are excluded from the calculation of diluted income (loss) per share when their effect would be anti-dilutive.
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
Recent accounting pronouncements issued and adopted:
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, ("ASU 2016-13”) which, together with subsequent amendments, amends the requirement on the measurement and recognition of expected credit losses for financial assets held to replace the incurred loss model for financial assets measured at amortized cost and require entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for the Company beginning January 1, 2023. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s Consolidated Financial Statements.
Note 3. Merger with Pivotal Investment Corporation II
On December 21, 2020 (the “Closing Date”), Pivotal Investment Corporation II, a special purpose acquisition company incorporated on March 20, 2019 (“Pivotal”), consummated a business combination pursuant to that certain Agreement and Plan of Reorganization, dated as of September 17, 2020 (the “Merger Agreement”), by and among Pivotal, PIC II Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of Pivotal (“Merger Sub”), and XL Hybrids, Inc., a Delaware corporation (“Legacy XL”). Pursuant to the terms of the Merger Agreement, a business combination between Pivotal and Legacy XL was affected through the merger of Merger Sub with and into Legacy XL, with Legacy XL surviving as the surviving company and as a wholly-owned subsidiary of Pivotal (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). On the Closing Date, and in connection with the closing of the Business Combination (the “Closing”), Pivotal Investment Corporation II changed its name to XL Fleet Corp ("XL Fleet").

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 3. Merger with Pivotal Investment Corporation II, continued
On the Closing Date, each outstanding share of common stock of Legacy XL (including each share of Legacy XL’s common stock issued as a result of the conversion of Legacy XL’s preferred stock and any conversion or exchange of Legacy XL’s convertible promissory notes) was converted into the right to receive 0.75718950 shares (“Exchange Ratio”) of Pivotal’s common stock, par value $0.0001 per share.
In connection with the consummation of the Business Combination, each outstanding share of Pivotal’s Class A common stock, par value $0.0001 per share (“Pivotal Class A Common Stock”), including (a) any shares of Pivotal’s Class B common stock, par value $0.0001 per share (“Pivotal Class B Common Stock”) that were converted into Pivotal Class A Common Stock in connection with the Merger and (b) any Pivotal units that were separated into the component securities, including Pivotal Class A Common Stock in connection with the Merger, was converted into one share of Common Stock. On the Closing Date, a number of purchasers (each, a “Subscriber”) purchased from the Company an aggregate of 15,000,000 shares of Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $150.0 million, pursuant to separate subscription agreements (each, a “Subscription Agreement” and the financing, the “PIPE”). Pursuant to the Subscription Agreements, the Company gave certain registration rights to the Subscribers with respect to the PIPE Shares. The sale of PIPE Shares was consummated concurrently with the Closing of the Merger. The Company assumed private placement warrants to purchase 4,233,333 shares of common stock, with an exercise price of $11.50 per share, and public warrants to purchase 7,666,667 shares of common stock, with an exercise price of $11.50 per share (See Note 15. Warrants).
Immediately prior to the Closing Date, XL Fleet filed its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, pursuant to which, among other things, XL Fleet (i) changed its name from Pivotal to “XL Fleet Corp.”, (ii) increased the number of shares of Pivotal Class A Common Stock it is authorized to issue to 350,000,000 shares, (iii) removed the provisions for the Pivotal Class B Common Stock (all such shares of Pivotal Class B Common Stock converted into shares of Pivotal Class A Common Stock in connection with the Business Combination) so that the Pivotal Class B Common Stock ceased to exist and the Company now has a single class of common stock (such resulting stock, the “Common Stock”), and (iv) removed the various provisions applicable only to special purpose acquisition corporations.
Each of the options to purchase Legacy XL’s common stock, whether or not exercisable and whether or not vested, and each of the warrants to purchase Legacy XL’s common stock, in each case that was outstanding immediately prior to the effective time of the Business Combination, were assumed by XL Fleet on the Closing Date and converted into an option or warrant, as the case may be, to purchase a number of shares of Common Stock equal to the number of shares subject to such option or warrant immediately prior to the effective time multiplied by the Exchange Ratio, at an exercise price equal to the exercise price immediately prior to the effective time divided by the Exchange Ratio.
Holders of Legacy XL’s outstanding convertible promissory notes were entitled to elect conversion or repayment of the principal amount of such notes, with accrued interest to be converted into shares of Legacy XL common stock. Immediately prior to the consummation of the Business Combination, the holders of such notes elected to have Legacy XL pay in cash an aggregate principal amount of $11.3 million of such notes within three business days of the Closing Date. On the Closing Date XL Fleet issued an aggregate of 1,715,918 shares of its Common Stock upon conversion of the remaining outstanding principal amount and accrued interest.
Immediately after the consummation of the Merger and prior to the consummation of PIPE, the former stockholders and option holders of Legacy XL owned, or held rights to acquire, approximately 75.2% of the fully-diluted common stock of Company, and Pivotal’s stockholders and option holders immediately prior to the Merger owned approximately 24.8% of the fully-diluted common stock of the Company. Based on the terms of the Merger, the transaction was treated as a reverse merger of the Company by Legacy XL. The Merger was accounted for as a recapitalization of Legacy XL. Under this method of accounting, Pivotal was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on Legacy XL comprising the ongoing operations of the combined company, Legacy XL senior management comprising the senior management of the combined company, and that the former owners and management of Legacy XL have control of the board of directors of the combined company after the Merger. In accordance with guidance

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 3. Merger with Pivotal Investment Corporation II, continued
applicable to these circumstances, the Merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of the Company issuing shares for the net assets of Pivotal, accompanied by a recapitalization. The net assets of Pivotal will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the closing of the Merger will be those of the Company.
The following table reconciles the elements of the Business Combination to the Consolidated Statements of Cash Flows and the Consolidated Statement of Changes in Stockholders’ Equity for the year ended December 31, 2020 (in thousands):

Cash – Pivotal’s trust and cash (net of redemption)	$231,975
Cash – PIPE	150,000
Less: transaction costs and advisory fees paid	(29,915)
Net Business Combination and PIPE financing	$352,060
Note 4. Business Combinations
World Energy
On May 17, 2021, the Company acquired all of the issued and outstanding membership interests of World Energy Efficiency Services, LLC (“World Energy”), a privately-held, Massachusetts-based entity, and retained its principals and all of its employees. World Energy is a direct-install energy efficiency services company serving commercial, industrial and institutional customers. World Energy enables utilities to meet their energy savings mandates by developing and executing energy efficiency projects.
The total purchase price consideration, as adjusted, was $12.5 million for the acquisition of World Energy. The as-adjusted purchase price consisted of the following components:
•Cash of $8.5 million consisting of the contractual purchase price of $8.0 million, plus working capital adjustments of an aggregate of $0.5 million.
•The closing date issuance of 231,002 shares of the Company’s common stock, valued at the closing price of $6.23 per share as of May 17, 2021, for a total share fair value upon issuance of $1.4 million;
•An obligation to issue 244,956 shares of the Company’s common stock to certain of the sellers and their advisors of World Energy, in three equal installments on the sixth, twenty-fourth and the thirtieth monthly anniversaries of the closing date. The closing date fair value was recorded at an aggregate amount of $1.5 million;
•An obligation for an earnout cash payment of $1.0 million upon World Energy’s achievement for the calendar year 2021 of minimum annual revenues of $19.5 million. World Energy met the revenue requirements and the Company paid the contingent consideration of $1.0 million in March 2022.

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 4. Business Combinations, continued
The following details the final allocation of the purchase price consideration (in thousands):

Cash	$8,000
Working capital adjustments	496
Fair value of 231,002 shares issued at closing	1,439
Fair value of the earnout	1,000
Portion of deferred obligation to issue shares of common stock	1,526
Total consideration	12,461

Less the fair value of assets acquired less liabilities assumed	(4,344)
Goodwill	$8,117
Included in assets acquired was cash of $0.3 million.
In connection with the acquisition of World Energy, the Company incurred an initial additional obligation to issue shares of its common stock to the three sellers, two of which also entered into employment agreements with the Company. Pursuant to the terms of the agreement, the Company was initially obligated to issue an aggregate of 448,050 shares of its common stock, issuable in three equal installments on November 17, 2021, on May 17, 2023 and on November 17, 2023, provided that seller/employee is employed by the Company at the date of issuance. If the seller/employee is not employed at such issuance date, the shares attributable to that seller/employee are forfeited. The Company determined that this obligation should be accounted for as compensation as opposed to purchase price consideration. Accordingly, the fair values of each of the three compensation share obligations are accreted as compensation expense over each relevant compensation period. The accrued obligation is marked to market each period based on the price of the underlying shares. For the years ended December 31, 2022 and 2021, the Company recognized a benefit of $0.1 million and a charge of $1.0 million, respectively, for compensation expense within Selling, General and Administrative Expenses.
On November 17, 2021, the Company issued 231,002 shares of its common stock pursuant to this share obligation to the three sellers.
The initial transaction with World Energy included an outstanding PPP loan of $0.5 million that was incorporated in the liabilities assumed. During the third quarter of 2021, the PPP loan was forgiven in full which resulted in an additional payment to the sellers of World Energy. Consequently, the fair value of assets acquired less liabilities assumed was adjusted by the entire amount of the PPP loan that was forgiven, with a corresponding reduction in goodwill.
The Company has accounted for this acquisition of a business using the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 4. Business Combinations, continued
at their fair values as of the acquisition date. The fair values of the assets acquired and liabilities assumed by major class were recognized as follows:

(Amounts in thousands)	Amount
Cash	$308
Accounts receivable	3,585
Inventory, net	1,282
Prepaid expenses and other current assets	100
Property and equipment, net	173
Intangible assets, net	1,560
Right-of-use asset	145
Goodwill	8,117
Other assets	12
Accounts payable	(1,096)
Lease liability, current	(56)
Accrued expenses and other current liabilities	(1,297)
Deferred revenue	(283)
Lease liability, non-current	(89)
Total purchase consideration	$12,461
The acquired intangible assets of $1.6 million represents the fair value of customer relationships which is amortized over three years.
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
Spruce Power
On September 9, 2022, the Company acquired Legacy Spruce Power for $32.6 million which consisted of cash payments of $61.8 million less cash and restricted cash acquired of $29.2 million. Management evaluated which entity should be considered the acquirer in the transaction by giving consideration to the form of consideration transferred, the composition of the equity holders, the composition of voting rights of the Board of Directors, continuity of management structure, and size of the respective organizations. Based on the evaluation of the applicable factors, Management noted that all factors, with the exception of relative size of organization, were indicators that the Company was the acquiring entity resulting in Management’s conclusion that the Company acquired Legacy Spruce Power.

The acquisition was accounted for as a business combination. The Company allocated the Legacy Spruce Power purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, September 9, 2022. The excess of the purchase price over those fair values was recorded to goodwill. The Company's evaluations of the facts and circumstances available as of September 9, 2022, to assign fair values to assets acquired and liabilities assumed are ongoing. As we complete further analysis of assets including solar systems, intangible assets, as well as noncontrolling interests and debt, additional information on the assets acquired and liabilities assumed

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 4. Business Combinations, continued
becomes available. A change in information related to the net assets acquired may change the amount of the purchase price assigned to goodwill, and as a result, the preliminary fair values set forth below are subject to adjustment as additional information is obtained and valuations are completed. Provisional adjustments are recognized during the reporting period in which the adjustments are determined. The Company expects to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

The following table summarizes the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in the acquisition of Legacy Spruce Power, as adjusted, during the year ended December 31, 2022:

(Amounts in thousands)	Initial Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Total purchase consideration:
Cash, net of cash acquired, and restricted cash	$32,585	$—	$32,585
Allocation of consideration to assets acquired and liabilities assumed:
Accounts receivable, net	10,995	—	$10,995
Prepaid expenses and other current assets	6,768	(2,405)	$4,363
Solar energy systems	406,298	(2,081)	$404,217
Other property and equipment	337	—	$337
Interest rate swap assets	26,698	—	$26,698
Right-of-use asset	3,279	(328)	$2,951
Other assets	358	—	$358
Goodwill	158,636	(30,088)	$128,548
Accounts payable	(2,620)	(23)	$(2,643)
Accrued expenses	(13,061)	(243)	$(13,304)
Lease liability	(3,382)	41	$(3,341)
Long-term debt	(510,002)	2,772	$(507,230)
Other liabilities	(335)	294	$(41)
Redeemable noncontrolling interests and noncontrolling interests	(51,384)	32,061	$(19,323)

Goodwill represents the excess of the purchase consideration over the estimated acquisition date fair value of the net assets acquired. Goodwill is primarily attributable to the Company's ability to leverage and use its existing capital and access to capital markets along with Spruce Power's established operations and mergers and acquisition capabilities to grow the Spruce Power business.
Supplemental disclosure of pro forma information:
The following unaudited pro forma financial information presents the combined results of the operations of the Company, World Energy, and Legacy Spruce Power as if the acquisition of World Energy on May 17, 2021 and Legacy Spruce Power on September 9, 2022 had occurred as of January 1, 2021. The results of operations related to the Company’s Drivetrain and XL Grid businesses, which were determined to be discontinued operations in the fourth quarter of 2022, are presented as net loss from discontinued operations. The unaudited pro forma revenues and pro forma net (loss) income reflect the continuing operational results of the Company’s corporate functions and the results of operations for Legacy Spruce Power. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations actually would have been had the respective acquisitions been completed on January 1, 2021. In addition, the

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 4. Business Combinations, continued
unaudited pro forma financial information does not purport to project the future results of operations of the combined Company.
The following table presents the Company’s pro forma combined results of operations for the years ended December 31, 2022 and 2021:

(Amounts in thousands, except share and per share data)	2022	2021
Revenues	$79,253	$79,163
Net (loss) income from continuing operations	$(28,870)	$66,212
Net loss from discontinued operations	(40,112)	(24,236)
Net (loss) income	$(68,982)	$41,976
Per share amounts:
Net (loss) income from continuing operations - basic	$(0.20)	$0.48
Net (loss) income from continuing operations - diluted	$(0.20)	$0.45
Net loss from discontinued operations - basic	$(0.28)	$(0.18)
Net loss from discontinued operations - diluted	$(0.28)	$(0.16)
The above pro forma information includes pro forma adjustments to remove the effect of the following items:

i.	Eliminate the effect of transaction expenses related to the acquisition of World Energy of approximately $498,000 for the year ended December 31, 2021.
ii.	Eliminate interest expense associated with debt that was repaid in the acquisition of World Energy of approximately $37,000 for the year ended December 31, 2021.
iii.	Eliminate the effect of transaction expenses related to the acquisition of Legacy Spruce Power of $15.0 million for the year ended December 31, 2022.
Since the acquisition of World Energy occurred in May 2021, the results of the acquisition are fully incorporated into the Consolidated Financial Statements for the year ended December 31, 2022.
Note 5. Settlement of Contingent Consideration Quantum
In October 2019, pursuant to the terms of an asset purchase agreement, the Company acquired certain assets of Quantum Fuel Systems, LLC (“Quantum”) The purchase consideration included deferred payments or share issuances upon certain milestones being met.
The final payments to the sellers of Quantum were:
•A cash payment of $450,000 paid on December 31, 2020 upon meeting a workforce retention milestone.
•Second milestone event was met upon the achievement of certain product development criteria as outlined in the asset purchase agreement. In connection with having achieved the second milestone, in February 2022 the Company paid cash consideration of $475,000 and issued 50,000 shares of the Company’s common stock.
•Third milestone event was met upon the successful demonstration of a prototype as outlined in the asset purchase agreement. In connection with having achieved the third milestone, in February 2022 the Company paid cash consideration of $475,000 and issued 50,000 shares of the Company’s common stock.

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021

Note 6. Property and Equipment
Property and equipment consisted of the following at December 31:

	As of December 31,
(Amounts in thousands)	2022	2021

Solar energy systems	$401,754	$—
Less accumulated depreciation	(5,928)	—

Solar energy systems, net	$395,826	$—

Equipment	$48	$—
Furniture and fixtures	294	29
Computers	222	412
Software	6	—
Leasehold improvements	65	—
	635	441
Less accumulated depreciation	(293)	(189)

Other property and equipment, net	$342	$252

Note 7. Purchase of Convertible Note
In July 2021, the Company made an investment of $3.0 million into eNow, a developer of solar and battery power systems that is developing fully-electric transport refrigeration units (“eTRUs”) for commercial trailers. In exchange for the investment, eNow issued to the Company a convertible debenture (the “eNow Convertible Note”) in the original principal amount of $3.0 million, at the rate of 8% per annum and due on December 31, 2022. Pursuant to the terms of the eNow Convertible Note agreement, the Company had the right to acquire eNow at a pre-determined valuation and had a right of first refusal with respect to competing offers to acquire eNow. In addition, the Company entered into a Development and Supply Agreement (the “Development and Supply Agreement”) with eNow, whereby the Company was made the exclusive provider of high voltage batteries and associated power systems for use in eNow eTRUs.
In the fourth quarter of 2021, after reviewing the status of eNow’s financial condition, the Company determined that the investment in the eNow Convertible Note was fully impaired and recorded an impairment charge of $3.0 million. In addition, the Company notified eNow that it would not exercise its option to purchase eNow, which expired unexercised on December 31, 2021.

In the first quarter of 2022, due to the ongoing supply chain issues and concerns about the financial viability of eNow, the Company notified eNow of its intention to terminate the Development and Supply Agreement. The arrangement was terminated in the second quarter of 2022. As part of the termination of the arrangement, the Company agreed to the conversion of the eNow Convertible Note into common shares of eNow at a rate of $1.1658 per share. These shares have no book value as the investment in the eNow Convertible Note was fully impaired in the fourth quarter of 2021.

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021

Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at December 31, 2022 and 2021:

(Amounts in thousands)	2022	2021
Accrued compensation and related benefits	$6,526	$—
Contingent purchase price consideration – Quantum	—	1,950
Deferred purchase price consideration – World Energy	201	278
Accreted contingent compensation to sellers – World Energy	—	1,000
Professional fees	1,749	949
Accrued interest	6,586	—
Accrued settlements	451	494
Accrued expenses, other	5,996	1,570
	$21,509	$6,241
Certain prior year amounts have been reclassified to conform to current year presentation.
Note 9. ROU Assets and Lease Liabilities
The Company has entered into operating and finance leases as the lessee of office space, R&D and manufacturing facilities, and vehicles. On January 1, 2021 (“Effective Date”), the Company adopted Accounting Standards Codification ("ASC") 842 Leases ("ASC 842"), which increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as lease assets and lease liabilities. The new guidance requires the recognition of the right-of-use (“ROU”) assets and related operating and finance lease liabilities on the balance sheet. The Company adopted the new guidance using the modified retrospective approach on January 1, 2021.
The adoption of ASC 842 resulted in the recognition of operating ROU assets of $3.5 million and operating lease liabilities of $3.5 million as of January 1, 2021. The adoption of ASC 842 resulted in the recognition of finance ROU assets of $0.9 million and finance lease liabilities of $0.9 million as of January 1, 2021.
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
For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments. For finance leases, the lease liability is initially measured in the same manner and date as for operating leases, and is subsequently presented at amortized cost using the effective interest method. The Company generally uses its incremental borrowing rate as the discount rate for leases, unless an interest rate is implicitly stated in the lease. The

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 9. ROU Assets and Lease Liabilities, continued
present value of the lease payments is calculated using the incremental borrowing rate for operating and finance leases, which was determined using a portfolio approach based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The lease term for all of the Company’s leases includes the noncancelable period of the lease plus any additional periods covered by either a Company option to extend the lease that the Company is reasonably certain to exercise, or an option to extend the lease controlled by the lessor. All ROU assets are reviewed periodically for impairment.
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
The Company’s operating leases are comprised primarily of office space and R&D and manufacturing facilities. Finance leases are comprised primarily of vehicle leases. The Company's ROU assets and lease liabilities from continuing operations are comprised of the following (ASC 842 was adopted on January 1, 2021):

(Amounts in thousands)	December 31, 2022	December 31, 2021
Operating leases:
Right-of-use assets	$2,686	$146
Lease liability, current	781	51
Lease liability, non-current	2,365	91
Finance leases:
Right-of-use assets	116	—
Lease liability, current	53	—
Lease liability, non-current	61	—
Other information related to leases is presented below:

	For the Years Ended December 31,
(Amounts in thousands)	2022	2021
Other information:
Operating lease cost	$297	$855
Operating cash flows from operating leases	$352	$791
Weighted-average remaining lease term – operating leases (in months)	49.8	82.7
Weighted-average discount rate – operating leases	2.9%	9.7%

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 9. ROU Assets and Lease Liabilities, continued
As of December 31, 2022, the annual minimum lease payments of our operating lease liabilities were as follows (in thousands):

For The Years Ending December 31,
2023	$857
2024	770
2025	675
2026	689
2027	346
Thereafter	—
Total future minimum lease payments, undiscounted	3,337
Less: imputed interest	(191)
Present value of future minimum lease payments	$3,146
Note 10. Debt
Scheduled payments on long-term debt as of December 31, 2022 are as follows (in thousands):

	SVB Credit Agreement	Second SVB Credit Agreement	KeyBank Credit Agreement	Second KeyBank Credit Agreement	Total

For The Years Ending December 31,
2023	$15,467	$5,261	$4,586	$—	$25,314
2024	16,650	5,423	4,622	—	26,695
2025	17,455	5,585	4,238	—	27,278
2026	183,214	5,142	4,157	—	192,513
2027	—	48,903	46,578	—	95,481
Thereafter	—	—	—	165,887	165,887
Total principal payments	232,786	70,314	64,181	165,887	533,168
Less: Current portion of long-term debt	(15,467)	(5,261)	(4,586)	—	(25,314)
	$217,319	$65,053	$59,595	$165,887	507,854
Less: Unamortized fair value adjustment					(33,413)
Long-term debt, net of current portion					$474,441
In connection with the acquisition of Legacy Spruce Power, the Company assumed certain long-term debt instruments as of September 9, 2022, the acquisition date of Legacy Spruce Power. In connection with accounting for the business combination, the Company adjusted the carrying value of this long-term debt to its fair value as of the acquisition date. This fair value adjustment resulted in a reduction of the carrying value of the debt by $35.2 million. This adjustment to fair

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 10. Debt, continued
value will be amortized to interest expense over the life of the related debt instruments using the effective interest method. Amortization expense for the fair value adjustment for the year ended December 31, 2022 was $1.8 million.
SVB Credit Agreement

In April 2019, Spruce Power 1, LLC ("Spruce Power 1", formerly known as Kilowatt Systems, LLC), Volta Owner I LLC, and Volta MH Owner II LLC entered into a Credit Agreement with Silicon Valley Bank ("SVB Credit Agreement") as Co-Borrowers with a total principal balance of $194.1 million. In October 2019, Spruce Power amended and restated the credit facility (the “A&R SVB Credit Agreement”). The additional term loan amount under the A&R SVB Credit Agreement was $34.2 million. Under the A&R SVB Credit Agreement, the Co-Borrowers to the debt facility were Greenday Finance I, LLC, Volta MH Owner II, LLC, and Spruce Kismet, LLC (collectively, with Spruce Power 1, the "Co-Borrowers"). The A&R SVB Credit Agreement is collateralized with all of the assets and property of, and equity interest in, each Co-Borrower and certain related parties of the Company. The A&R SVB Credit Agreement consists of a term loan commitment and a Debt Service Reserve letter of credit commitment.

The term loan bears interest at the 3-month LIBOR plus the applicable margin. The applicable margin is 2.25% per annum for the first three years, 2.375% per annum from the third anniversary through the sixth anniversary and 2.5% per annum starting on the sixth anniversary. The interest rate on the A&R SVB Credit Agreement as of December 31, 2022 was 5.19%.

In March 2020, Spruce Power 1, along with the other Co-Borrowers, entered into an Omnibus Amendment and Consent (the "Omnibus") related to the A&R SVB Credit Agreement to provide for additional term loan commitments totaling $53.8 million and additional letter of credit commitments of $2.9 million.

The A&R SVB Credit Agreement provides that the lenders agree to issue letters of credit at any time during the letter of credit availability period, further defined in the A&R SVB Credit Agreement, provided that the purpose of the letter of credit is to satisfy the Debt Service Reserve (“DSR LC”). As of December 31, 2022, the DSR LC has a total capacity of $17.1 million and a total of $15.6 million in letters of credit outstanding with no amounts drawn. Amounts outstanding under the DSR LC bear interest of 2.25% per annum and unused amounts bear interest at 0.50% per annum.

The A&R SVB Credit Agreement requires Spruce Power 1 to be in compliance with various covenants including debt service coverage ratios. The refinancing also provides that the Co-Borrowers may not make distributions unless it has satisfied various provisions relating to debt service, events of default and financial ratios. As of December 31, 2022, Spruce Power 1 was in compliance with the covenants contained in the A&R SVB Credit Agreement.

The term loan component of the A&R SVB Credit Agreement requires quarterly principal payments, paid a month in arrears, beginning December 31, 2019 with the remaining balance due in a single payment in April 2026.

Second SVB Credit Agreement

In May 2020, Spruce Power 2, LLC ("Spruce Power 2", formerly known as Spruce Juniper, LLC) entered into a Credit Agreement with Silicon Valley Bank (“Second SVB Credit Agreement”). The Second SVB Credit Agreement consisted of a term loan of $60.0 million, which was used directly to fund the acquisition of RPV Holdco 1 and a letter of credit (the "Second DSR LC") for $3.1 million. The Second SVB Credit Agreement is collateralized with all of the assets and property of, and equity interest in, Spruce Power 2 and its subsidiaries.

The term loan bears interest at the 3-month LIBOR plus the applicable margin. The applicable margin is 2.30% per annum for the first three years, 2.425% per annum from the third anniversary through the sixth anniversary and 2.55% per annum starting on the sixth anniversary. The interest rate on the Second SVB Credit Agreement as of December 31, 2022 was 5.11%.

As of December 31, 2022, the Second DSR LC has a total capacity of $4.3 million and a total of 3.3 million in letters of credit outstanding with no amounts drawn. Amounts outstanding under the Second DSR LC bear interest of 2.30% per annum and unused amounts bear interest at 0.50% per annum.

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 10. Debt, continued
The Second SVB Credit Agreement requires Spruce Power 2 to be in compliance with various covenants including debt service coverage ratios. As of December 31, 2022, Spruce Power 2 was in compliance with the covenants contained in the Second SVB Credit Agreement.

The Second SVB Credit Agreement requires quarterly principal payments and matures in May 2027.

KeyBank Credit Agreement

In November 2020, Spruce Power 3, LLC ("Spruce Power 3") entered into a Credit Agreement with KeyBank National Association (“KeyBank Credit Agreement”). The KeyBank Credit Agreement consisted of a term loan of $74.8 million, which was used directly to fund the acquisitions of residential solar energy systems owned by WPS Power Development, LLC and NRG Residential Solar Solutions LLC, and a letter of credit (the "KeyBank DSR LC") for $4.1 million. The KeyBank Credit Agreement is collateralized with all of the assets and property of, and equity interest in, Spruce Power 3 and its subsidiaries.

The term loan bears interest at the 3-month LIBOR plus the applicable margin. The applicable margin is 3.00% per annum for the first three years, 3.125% per annum from the third anniversary through the fifth anniversary and 3.25% per annum starting on the fifth anniversary. The interest rate on the KeyBank Credit Agreement as of December 31, 2022 was 5.81%.

As of December 31, 2022, the KeyBank DSR LC has a total capacity of $4.1 million and a total of $4.1 million in letters of credit outstanding with no amounts drawn. Amounts outstanding under the KeyBank DSR LC bear interest of 3.00% per annum.

The KeyBank Credit Agreement requires Spruce Power 3 to be in compliance with various covenants including debt service coverage ratios. As of December 31, 2022, Spruce Power 3 was in compliance with the covenants contained in the KeyBank Credit Agreement.

The KeyBank Credit Agreement requires quarterly principal payments and matures in November 2027.

Second KeyBank Credit Agreement

In April 2020, KWS Solar Term Parent 1 LLC, KWS Solar Term Parent 2 LLC, and KWS Solar Term Parent 3 LLC, as Co-Borrowers entered into a Credit Agreement with KeyBank National Association (“Second KeyBank Credit Agreement”) as the Administrative Agent and various funds managed by Sequoia Investment Management Co LTD and Vantage Infrastructure Holdings Ltd. as lenders, which consisted of a term loan of $124.0 million with the option to pay-in-kind interest expense up to $8.0 million (“PIK Loan Commitment”) until April 30, 2026, whereby the PIK Loan Commitment shall reduce by $1.5 million for each subsequent year until April 30, 2029.

In March 2021, Spruce Power amended and restated the credit facility (“A&R Second KeyBank Credit Agreement”) to include Spruce Power 3 HoldCo, LLC as an additional Co-Borrower and an additional term loan amount of $25.0 million. The A&R Second KeyBank Credit Agreement is collateralized with all of the assets and property of, and equity interest in, each Co-Borrower and certain subsidiaries of Spruce Power.

The term loan bears interest at 8.25% per annum and is collateralized with all of the assets and property of, and equity interest in, each Co-Borrower and certain subsidiaries of Spruce Power.

The A&R Second KeyBank Credit Agreement requires quarterly payments based on the Net Available Amount of all proceeds in cash and cash equivalents and matures in April 2030.

Vehicle financing agreements: The Company had entered into several vehicle financing agreements with various lenders with scheduled maturities ranging from 2020 to 2025. Interest rates on these agreements range from 2.95% to 10.00%. Each agreement is collateralized by the equipment purchased. With the exit of the Drivetrain business, the Company terminated all vehicle leases and no balance remained outstanding as of December 31, 2022.

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 10. Debt, continued
New Markets Tax Credit Financing: In March 2015, the Company entered into a financing transaction with U.S. Bancorp Community Development Corporation ("U.S. Bank") under a qualified New Markets Tax Credit (“NMTC”) program related to the operation of the Company’s facility in Quincy, Illinois. The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (the "Act") and was intended to encourage capital investment in qualified lower income communities. The Act permits taxpayers to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of community development entities ("CDEs"). CDEs are privately managed investment institutions that are certified to make qualified low-income community investments.
In connection with the financing, the Company made two loans totaling $10.5 million to federal ($6.5 million at 1.51%) and state ($4.0 million at 1.53%) NMTC investment funds (the "Investment Funds"). Simultaneously, U.S. Bank made an equity investment of $5.0 million to the Investment Funds and, by virtue of such contribution, was entitled to substantially all of the tax benefits derived from the NMTC. For compliance with the NMTC rules, principal payments on the loan would not begin until June 10, 2025 (the NMTC rules prohibit principal payments during the 7-year term of the NMTC arrangement). The maturity date on the loans would have been December 31, 2044.
The Investment Funds then contributed the loan proceeds to a CDE, which, in turn, loaned combined funds of $15.0 million, net of debt issuance costs of $0.5 million, to XL Hybrid Quincy, LLC, a wholly-owned subsidiary of the Company, at an interest rate of 1.15% per year with a maturity date of March 4, 2045. These loans are secured by the leasehold improvements and equipment at the facility in Quincy, Illinois. Repayment of the loans would have commenced March 10, 2025. The proceeds from the loans from the CDE were used to partially fund the build-out of the facility in Quincy, Illinois.
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
The Company determined that the financing arrangement with the Investment Fund and CDEs contained a VIE and that it was the primary beneficiary of the VIE and consolidated the Investment Fund. The VIE was terminated upon the exercise of the put option.
In January 2022, the NMTC financing arrangement was terminated and settled, with the note receivable of $15.0 million (owed by XL Hybrid Quincy LLC) being transferred to XL Hybrids LL LLC in payment of the $10.5 million note receivable. Both notes were retired resulting in the recognition of a gain on forgiveness of debt, net of unamortized debt issuance costs, of $4.5 million.

During the years ended December 31, 2022 and 2021, the Company amortized debt issuance costs related to the NMTC of approximately $20,000 and $72,000, respectively.
Note 11. Interest Rate Swaps
With the acquisition of Legacy Spruce Power, the Company assumed interest rate swaps from agreements that Legacy Spruce Power entered into with four financial institutions. The purpose of the swap agreements is to convert the floating interest rate on the A&R SVB Credit Agreement, Second SVB Credit Agreement, and the A&R KeyBank Credit

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 11. Interest Rate Swaps, continued
Agreement to a fixed rate. As of December 31, 2022, the notional amount of the interest rate swaps covers approximately 97% of the balance of the Company’s floating rate term loans.

As of December 31, 2022, the following interest rate swaps are outstanding (in thousands):

#	Notional Amount	Fixed Rate	Effective Date	Early Termination Date	Maturity Date	Total Fair Value Asset (Liability)
1	$13,534	0.73%	4/30/2020	4/30/2026	1/31/2031	$1,597
2	13,534	0.75%	4/30/2020	4/30/2026	1/31/2031	1,552
3	13,534	0.78%	4/30/2020	4/30/2026	1/31/2031	1,552
4	4,702	1.57%	10/31/2019	4/30/2026	1/31/2031	415
5	8,229	1.62%	10/31/2019	4/30/2026	1/31/2031	705
6	8,229	1.56%	10/31/2019	4/30/2026	1/31/2031	730
7	8,229	1.59%	10/31/2019	4/30/2026	1/31/2031	709
8	44,287	2.36%	7/31/2019	4/30/2026	10/31/2031	2,440
9	44,287	2.33%	7/31/2019	4/30/2026	10/31/2031	2,532
10	25,307	2.34%	7/31/2019	4/30/2026	10/31/2031	1,436
11	44,287	2.39%	7/31/2019	4/30/2026	10/31/2031	2,403
12	31,056	0.90%	11/13/2020	11/13/2027	10/31/2032	4,366
13	31,056	0.90%	11/13/2020	11/13/2027	10/31/2032	4,418
14	18,693	2.83%	07/12/2022	5/14/2027	04/30/2032	676
15	48,382	0.40%	07/12/2022	5/14/2027	10/31/2031	6,721
	$357,346					$32,252

During the year ended December 31, 2022, the change in the fair value of the interest rate swaps was $7.7 million of which $5.6 million were unrealized gains reflected within Change in Fair Value of Interest Rate Swaps within Other Income (Expense) and $2.1 million were realized gains reflected within Interest Expense, Net in the Consolidated Statements of Operations. See Note 13. Fair Value Measurements for the methodology used to determine fair value of interest rate swaps.
Note 12. Redeemable Noncontrolling Interest and Noncontrolling Interests
The following table summarizes redeemable noncontrolling interest and noncontrolling interests as of December 31, 2022:

Tax Equity Entity	Date Class A Member Admitted
Redeemable noncontrolling interest:
Level Solar Fund IV LLC	December 2016

Noncontrolling interests:
ORE F4 Holdco, LLC	August 2014
Volta Solar Owner II, LLC	August 2017

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 12. Redeemable Noncontrolling Interest and Noncontrolling Interests, continued
The tax equity entities were structured at inception so that the allocations of income and loss for tax purposes will flip at a date in the future. The terms of the tax equity entities' operating agreements contain allocations of taxable income (loss), Section 48(a) ITCs and cash distributions that vary over time and adjust between the members on an agreed date (referred to as the flip date). The operating agreements specify either a date certain flip date or an internal rate of return ("IRR") flip date. The date certain flip date is based on the passage of a fixed period of time as defined in the operating agreements for each entity. The IRR flip date is the date on which the tax equity investor has achieved a contractual rate of return. From inception through the flip date, the Class A members' allocation of taxable income (loss) and Section 48(a) ITCs is generally 99% and the Class B members' allocation of taxable income (loss) and Section 48(a) ITCs is generally 1%. After the related flip date (or, if the tax equity investor has a deficit capital account, typically after such deficit has been eliminated), the Class A members' allocation of taxable income (loss) will typically decrease to 5% (or, in some cases, a higher percentage if required by the tax equity investor) and the Class B members' allocation of taxable income (loss) will increase by an inverse amount.

The redeemable noncontrolling interests and noncontrolling interests are comprised of Class A units, which represent the tax equity investors' interest in the tax equity entities. Both the Class A members and Class B members may have call options to allow either member to redeem the other member's interest in the tax equity entities upon the occurrence of certain contingent events, such as bankruptcy, dissolution/liquidation and forced divestitures of the tax equity entities. Additionally, the Class B members may have the option to purchase all Class A units, which is typically exercisable at any time during the periods specified under their respective governing documents, and, in regards to the tax equity entities classified as redeemable noncontrolling interests, also have the contingent obligation to purchase all Class A units if the Class A members exercise their right to withdraw, which is typically exercisable at any time during the nine-month period commencing upon the applicable flip date. The carrying values of the redeemable noncontrolling interests were equal to or greater than the estimated redemption values as of December 31, 2022.

In November 2022, the Company purchased the membership interests of Ampere Solar Owner IV, LLC, RPV Fund 13, LLC, and Level Solar Fund III, LLC for cash payments of $4.6 million.
Note 13. Fair Value Measurements
Mark-to-Market Measurement
The investment in the eNow Convertible Note was valued based upon a revenue multiple enterprise valuation. The contingent consideration related to the acquisition of Quantum and the earnout for World Energy were valued based upon the present value of the expected contingent consideration. The fair value of obligation to issue shares of common stock to the sellers of World Energy was based on the closing price of the Company’s Common Stock on the reporting date.

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 13. Fair Value Measurements, continued

The Public Warrants were traded under the symbol XL.WS and the fair values were based upon the closing price of the Public Warrants at each measurement date. During the year ended December 31, 2021, 7,441,020 of Public Warrants were exercised, which resulted in the issuance of 7,441,020 shares of the Company’s Common Stock, generating cash proceeds of $85.6 million and 225,647 of Public Warrants were called at $0.01 per warrant. No Public Warrants remain outstanding as of December 31, 2022.
The Private Warrants were valued using a Black-Scholes model, pursuant to the inputs provided in the table below:

Input	Mark-to-Market Measurement at December 31, 2022	Mark-to-Market Measurement at December 31, 2021
Risk-free rate	1.111%	1.11%
Remaining term in years	3.98	3.98
Expected volatility	88.77%	88.8%
Exercise price	$11.50	$11.50
Fair value of common stock	$3.31	$3.31
The Company's interest rate swaps are not traded on a market exchange and the fair value are determined using a valuation model based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreements and uses observable market-based inputs, including estimated future interest rates. The fair value of the Company's interest rate swap is the net difference in the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates and are observable inputs available to a market participant. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy.

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
The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of December 31, 2022
(Amounts in thousands)	Level I	Level II	Level III	Total

Asset:
Interest rate swaps	$—	$32,252	$—	$32,252

Liabilities:
Private Warrants	$—	$—	$256	$256
Fair value of obligation to issue shares of common stock to sellers of World Energy	—	—	151	151
Total	$—	$—	$407	$407

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 13. Fair Value Measurements, continued

	Fair Value Measurements as of December 31, 2021
(Amounts in thousands)	Level I	Level II	Level III	Total

Liability:
Private Warrants	$—	$—	$5,404	$5,404
Contingent consideration – Quantum	—	—	1,950	1,950
Earnout – World Energy	—	—	1,000	1,000
Fair value of obligation to issue shares of common stock to sellers of World Energy	—	—	541	541
Total	$—	$—	$8,895	$8,895

The following is a roll forward of the Company’s Level 3 instruments:

	For the Years Ended December 31, 2022 and 2021
(Amounts in thousands)	Asset	Liability
Balance, January 1, 2021	$—	$83,044
Obligation to issue shares of common stock to sellers of World Energy	—	1,526
Fair value adjustment – Quantum contingent consideration	—	101
Fair value adjustments – Warrant liability	—	(75,790)
Fair value adjustments – World Energy	—	(565)
Partial settlement of World Energy contingent consideration		(421)
Purchase of eNow Convertible Note at fair value	3,000	—
Reserve for investment in convertible note	(3,000)	—
Earnout – World Energy	—	1,000
Balance, December 31, 2021	—	8,895
Fair value adjustment – Quantum contingent consideration	—	(145)
Cash settlement of Quantum liability	—	(950)
Share settlement of Quantum liability	—	(186)
Cash settlement of World Energy liability	—	(1,000)
Fair value adjustments – Warrant liability	—	(5,148)
Fair value adjustments – World Energy	—	(390)
Adjustment - Quantum Liability	—	(669)
Balance, December 31, 2022	$—	$407

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021

Note 14. Stockholders’ Equity
Common stock: At December 31, 2022, the Company has 350,000,000 of authorized shares of Common Stock. The holders of Common Stock are entitled to vote on all matters and are entitled to the number of votes equal to the number of shares of Common Stock held. Common stockholders are entitled to dividends when and if declared by the Board of Directors.
The following shares of Common Stock are reserved for future issuance as of December 31, 2022:

Warrants issued and outstanding	4,239,450
Restricted stock units issued and outstanding	9,832,707
Stock options issued and outstanding	6,091,271
Authorized for future grant of equity instruments under 2020 Equity Incentive Plan	1,695,979
Total	21,859,407
Note 15. Warrants
During the year ended December 31, 2021, 7,441,020 Public Warrants were exercised which resulted in the issuance of 7,441,020 shares of the Company’s Common Stock, generating cash proceeds of $85.6 million. In addition, 225,647 Public Warrants were called at $0.01 per warrant. No Public Warrants remain outstanding at December 31, 2022.
During the year ended December 31, 2021, 243,000 Legacy XL Warrants were exercised, which resulted in the issuance of 233,555 shares of the Company’s Common Stock, in a cashless exercise.
A summary of the warrant activity for the years ended December 31 was as follows:

Warrants	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	12,149,117	$11.28
Called	(225,647)	11.50
Exercised	(7,684,020)	11.14
Outstanding at December 31, 2021	4,239,450	$11.48
Issued	—	—
Exercised	—	—
Outstanding at December 31, 2022	4,239,450	$11.48
Note 16. Share-Based Compensation Expense
Share-based compensation expense for stock options, restricted stock awards and restricted stock units for the years ended December 31, 2022 and 2021 was $10.0 million and $7.9 million, respectively. As of December 31, 2022, there was $7.0 million of unrecognized compensation cost related to stock options which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 3.5 years.

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 16. Share-Based Compensation Expense, continued
Stock Options
The Company grants stock options to certain employees that will generally vest over a period of one to four years. A summary of stock option award activity for the years ended December 31 was as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2020	10,975,224	$0.57	7.6
Granted	1,232,844	6.89
Exercised	(1,032,819)	0.22
Cancelled or forfeited	(1,437,957)	0.66
Outstanding at December 31, 2021	9,737,292	1.40	7.2
Granted	43,482	1.95
Exercised	(2,664,814)	0.24
Cancelled or forfeited	(1,024,689)	4.42
Outstanding at December 31, 2022	6,091,271	$1.39	2.7
Exercisable at December 31, 2022	5,530,330	$1.05	2.2
The aggregate intrinsic value of stock options outstanding as of December 31, 2022 was $3.3 million. The aggregate intrinsic value of stock options exercisable as of December 31, 2022 was $3.3 million. Cash received from options exercised for the years ended December 31, 2022 and 2021 was approximately $630,000 and $230,000, respectively.
The fair value of stock options issued for the years ended December 31, 2022 and 2021 was measured with the following assumptions:

	2022	2021
Expected volatility	78.1 – 88.2%	78.1 – 88.2%
Expected term (in years)	6.25	6.25
Risk-free interest rate	0.1 – 1.3%	0.1 – 1.3%
Expected dividend yield	0.0%	0.0%
Restricted Stock Units
The Company grants restricted stock units to certain employees that will generally vest over a period of four years. The fair value of restricted stock unit awards is estimated by the fair value of the Company’s Common Stock at the date of grant. Restricted stock units activity during the years ended December 31 was as follows:

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 16. Share-Based Compensation Expense, continued

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested, at December 31, 2020	—	$—
Granted	651,326	6.38
Vested	(13,524)	14.17
Cancelled or forfeited	(33,369)	8.92
Non-vested, at December 31, 2021	604,433	6.06
Granted	11,238,956	1.20
Vested	(1,062,339)	1.80
Cancelled or forfeited	(948,343)	2.70
Non-vested, at December 31, 2022	9,832,707	$1.30
Restricted Stock Awards

The Company awarded two members of the Board of Directors each 223,166 shares of the Company’s Common Stock in June 2019. In September 2020, the award was amended such that the award would vest upon the expiration of the lock up period for XL Fleet employees established in connection with the Merger. This amendment did not impact the fair value of the award.
Modifications
In addition, in connection with the divestiture of the Company's Drivetrain business to Shyft, the Company modified certain stock awards to the employees of the Company's Drivetrain business who were terminating from the Company in December 2022 and commenced employment at Shyft. The modification consisted of the acceleration of the vesting of all awards including stock options and restricted stock units scheduled to vest in 2023 which would have otherwise been forfeited. The vesting date of these awards was accelerated to December 31, 2022. The acceleration of the vesting of these awards resulted in incremental expense of $0.3 million.
Christian Fong Ladder Restricted Stock Unit Award
On September 9, 2022, in connection with the acquisition of Legacy Spruce Power and his appointment as President of XL Fleet, the Company granted to Mr. Christian Fong a restricted stock unit award (the "Ladder RSUs") of 1,666,666 shares of common stock. The Ladder RSUs vest in 10% increments on the dates the Plan administrator certifies the applicable milestone stock prices have been achieved or exceeded, provided that Mr. Fong remains employed on the date of certification and such achievement occurs within ten years of the date of the grant.
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

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 16. Share-Based Compensation Expense, continued

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 17. Income Taxes, continued

Stock Price Tranche	Fair Value	Derived Service Period (in years)
$ 3.23	$ 1.11	1.72
5.37	1.06	2.71
7.50	1.03	3.30
9.64	0.99	3.70
11.77	0.97	4.11
13.91	0.94	4.42
16.04	0.91	4.64
18.18	0.89	4.78
20.31	0.87	5.00
22.45	0.85	5.10
The Company recognized approximately $144,000 of expense related to the Ladder RSUs for the year ended December 31, 2022.
Note 17. Income Taxes
Net deferred income tax assets consist of the following components as of December 31, 2022 and 2021:

(Amounts in thousands)	2022	2021
Deferred tax assets (liabilities):
Net operating loss carryforwards	$70,296	$29,985
Tax credit carryforwards	1,643	1,840
Reserves	3,352	1,258
Share-based compensation	2,843	730
Allowance for impairment of eNow Convertible Note	—	701
Depreciation and amortization	(19,109)	229
Interest expense carryforward	8,697	—
Right of use assets/liabilities	179	—
Other	1,452	185

Total deferred tax assets, net	69,353	34,928
Less valuation allowance	(69,353)	(34,928)
Net deferred tax assets (liabilities)	$—	$—

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 17. Income Taxes, continued
A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax to income before provision for income taxes is as follows:

	For the Years Ended December 31,
	2022	2021
U.S. federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	4.9%	2.4%
Change in fair value of warrant liability	1.6%	(73.6)%
Option and RSU expense	0.2%	4.5%
Other	(1.5)%	0.7%
True-up to prior years return	0.8%	3.2%
Change in valuation allowance	(37.1)%	41.8%
Purchase accounting	10.1%	—%
Effective tax rate	—%	—%
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
Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. For the years ended December 31, 2022 and 2021, no liability for unrecognized tax benefits was required to be reported.
The Company has provided a full valuation allowance against its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss cannot be sufficiently assured. Management of the Company has evaluated the positive and negative evidence bearing upon the reliability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, Management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. During the year ended December 31, 2022 and 2021, the Company increased its valuation allowance by $34.4 million and $12.0 million, respectively.

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 19. Restructuring, continued

As of December 31, 2022, the Company has federal and state net operating loss carryforwards of $279.8 million and $206.7 million, respectively, approximately $42.1 million of the federal net operating loss carryforward will expire at various dates commencing on 2029 and through 2037 and approximately $237.6 million were generated between the years ended December 31, 2018 and 2021 and have an indefinite life. At December 31, 2022, the Company has federal tax credits of approximately $1.6 million. These federal tax credits are available to reduce future taxable income and expire at various dates commencing 2026 through 2039. Utilization of the NOLs and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not determined whether an ownership change under section 382 has occurred or whether such limitation exists.
The Company files income tax returns in the U.S. federal jurisdiction, and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2017. The Company follows a comprehensive model for the recognition, measurement, presentation and disclosure in consolidated financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. No liability related to uncertain tax positions is recorded in the Consolidated Financial Statements as of December 31, 2022 and 2021.
Note 18. Related Party Transactions
Operating lease: The Company had a noncancelable lease agreement for office, research and development, and vehicle development and installation facilities with an investor of the Company which expired in the third quarter of 2022.
Rent expense under the operating lease for the years ended December 31, 2022 and 2021 was approximately $139,000 and $231,000, respectively.
Note 19. Restructuring

In the first quarter of 2022, the Company conducted a strategic review of its operations. The results of this review resulted in the following actions being taken: (i) the closure of the Company’s production center and warehouse in Quincy, IL; (ii) the termination of engineering activities in the Company’s Boston office; (iii) elimination of all of the Company’s plug-in hybrid products and a substantial majority of the Company’s hybrid drivetrain products; (iv) a reduction of the Company’s workforce of approximately 50 employees; and (v) the termination of the Company’s partnership with eNow. The Company recognized a total charge of $2.4 million related to these activities.

In connection with the Company’s reduction in its workforce, the Company incurred severance charges included in Selling, General and Administrative expenses of approximately $840,000 of which $725,000 was paid in the first quarter of 2022, $67,000 was paid in the second quarter of 2022, and the remainder paid in the third quarter of 2022.

In connection with the Company’s decision to exit certain product lines, the Company incurred an inventory obsolescence charge, included in Net Loss from Discontinued Operations, of $1.5 million in the first quarter of 2022. In the second quarter of 2022, the Company recognized an additional $0.2 million of non-cash charge related to inventory obsolescence.

In the third quarter of 2022, with the acquisition of Legacy Spruce Power, the Company initiated an evaluation of strategic alternatives for the Company’s Drivetrain business. In the fourth quarter of 2022, with the announcement that the Company was exiting the Drivetrain business and corporate restructuring actions, the Company recognized $19.1 million of restructuring and restructuring related charges. These charges included $3.6 million of severance charges, $5.0 million of non-cash charges for accelerated vesting of certain equity awards, and $10.6 million of non-cash charges related to inventory obsolescence.

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 20. Commitments and Contingencies, continued
Included in Selling, General and Administrative Expenses were $8.6 million of charges for severance and accelerated vesting of certain equity awards. Included in Net Loss from Discontinued Operations were $10.6 million of charges for severance and accelerated vesting of certain equity awards and the inventory obsolescence charges.

Restructuring Liability

The following table summarizes the activity for the year ended December 31, 2022 in the restructuring liability:

(Amounts in thousands)	Balance at December 31, 2021	Additions	Payments	Balance at December 31, 2022

Employee termination charges	$—	$4,435	$(1,007)	$3,428

Note 20. Commitments and Contingencies

Sponsorship Commitment: In February 2021, the Company agreed to a sponsorship agreement with several entities related to the UBS Arena, Belmont Park and the NY Islanders Hockey Club. Pursuant to that Agreement, the Company was designated an “Official Electric Transportation Partner of UBS Arena” with various associated marketing and branding rights, including the development of electric vehicle charging stations. The sponsorship agreement has a term of three years with a sponsor fee of approximately $500,000 per year, of which approximately $250,000 was paid in June 2021 and the second payment of $250,000 was accrued on December 31, 2021 and paid in January 2022. One of the directors of the Company is a co-owner of the NY Islanders Hockey Club. In the second quarter of 2022, the Company exercised its option to terminate the final two years of the agreement and will incur no further sponsor fees. The Company has incurred costs of approximately $700,000 related to a future opportunities to develop electric vehicle charging stations on the UBS Arena area.
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
Putative securities class action complaints
On March 8, 2021, two putative securities class action complaints were filed in the federal district court for the Southern District of New York against the Company and certain of its current and former officers and directors. Those cases were consolidated and a lead plaintiff appointed in June 2021, and an amended complaint filed on July 20, 2021 alleging that certain public statements made by the defendants between October 2, 2020 and March 2, 2021 violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company believes that the allegations asserted in the amended complaint are without merit and is vigorously defending the lawsuit. There can be no assurance, however, that the Company will be successful. At this time, the Company is unable to estimate potential losses, if any, related to the lawsuit.
On September 20, 2021 and October 19, 2021, two class action complaints were filed in the Delaware Court of Chancery against certain of the Company’s current officers and directors, and the Company’s SPAC sponsor, Pivotal Investment Holdings II LLC. The actions were consolidated as In re XL Fleet (Pivotal) Stockholder Litigation, C.A. No. 2121-0808, and an amended complaint was filed on January 31, 2022. The amended complaint alleges various breaches of fiduciary duty, and aiding and abetting breaches of fiduciary duty, for purported actions relating to the negotiation and approval of the December 21, 2020 merger and organization of legacy XL Hybrids Inc. ("XL Legacy") to become XL Fleet Corp., and

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 20. Commitments and Contingencies, continued
purportedly materially misleading statements made in connection with the merger. The Company believes that the allegations asserted in both the class action complaints are without merit and is vigorously defending the lawsuit. At this time, the Company is unable to estimate potential losses, if any, related to the lawsuit.
Securities and Exchange Commission Subpoena
On January 6, 2022, the Company received a subpoena from the SEC requesting the production of certain documents related to, among other things, the Company’s business combination with XL Hybrids, Inc. and the related PIPE financing, the Company’s sales pipeline and revenue projections, purchase orders, suppliers, CARB approvals, fuel economy from Drivetrain products, customer complaints, and disclosures and other matters in connection with the foregoing. The SEC has informed the Company that its current investigation is a fact-finding inquiry. The SEC has also informed the Company that the investigation does not mean that it has concluded that anyone has violated the law and does not mean that it has a negative opinion of any person, entity or security. To date, the Company has provided the requested information and cooperated fully with the SEC investigation. At this time, the Company is unable to estimate potential losses, if any, related to the investigation.
Val Kay derivatively on behalf of nominal defendant XL Fleet Corp

On June 23, 2022, the Company received a shareholder derivative complaint filed in the U.S. District Court, District of Massachusetts, captioned Val Kay derivatively on behalf of nominal defendant XL Fleet Corp, against all current directors and prior officers and directors. The action was filed by a shareholder purportedly on behalf of the Company, and raises claims for contribution, as well as claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and abuse of control. The factual allegations concern alleged false or misleading statements about the Company’s sales pipeline, supply chain issues, low reorder rates, and the Company’s technology. The Company believes that the allegations asserted in the action are without merit and is vigorously defending the lawsuit. At this time, the Company is unable to estimate potential losses, if any, related to the lawsuit.
US Bank

On February 9, 2023, US Bank, through its affiliate Firstar Development LLC, filed a motion for summary judgment in lieu of a complaint in New York Supreme Court (the trial level in New York) alleging that the Company failed to fulfill its reimbursement obligations under a 2019 tax recapture guaranty agreement between the parties arising from the alleged recapture by the IRS of tax credits taken by Firstar Development LLC as an investor in the Company’s subsidiary Ampere Solar Owner I, LLC. The $2.5 million alleged liability claim was fully reserved at the time of the Company’s acquisition of Legacy Spruce Power in September 2022, and is not expected to be material to the Company. The Company believes that the allegations asserted in the action are without merit and is vigorously defending the lawsuit. At this time, the Company is unable to estimate potential losses, if any, related to the lawsuit.

Master SREC purchase and sale agreement

The Company has forward sales agreements related to a certain number of SRECs to be generated from the Company’s solar energy systems located in Maryland, Massachusetts, Delaware, and New Jersey to be sold at fixed prices over varying terms of up to 20 years. In the event the Company does not deliver such SRECs to the counter-party, the Company would be forced to pay additional penalties and fees as stipulated within the contracts.

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

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 21. Net (Loss) Income Per Share, continued
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

ITC recapture provisions

The IRS may disallow and recapture some, or all, of the Investment Tax Credits due to improperly calculated basis after a project was placed in service ("Recapture Event"). If a Recapture Event occurs, Spruce Power is obligated to pay the applicable Class A Member a recapture adjustment, which includes the amounts the Class A Members are required to repay the IRS, including interest and penalties, as well as any third-party legal and accounting fees incurred by the Class A Members in connection to the Recapture Event, as specified in the operating agreements. Such a payment by Spruce Power to the Class A Members are not to be considered a capital contribution to the fund per the operating agreements, nor would it be considered a distribution to the Class A Members. With the exception of the tax matter related to Ampere Solar Owner I noted above, a Recapture Event was not deemed to be probable by the Company, therefore no accrual has been recorded as of December 31, 2022.
Note 21. Net (Loss) Income Per Share
The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
(Amounts in thousands, except share and per share data)	2022	2021
Numerator:
Net (loss) income attributable to stockholders	$(93,931)	$28,790

Denominator:
Weighted average shares outstanding, basic	142,692,003	138,457,416

Dilutive effect of option, warrants and restricted stock units	—	10,053

Weighted average shares outstanding, diluted	142,692,003	148,510,351

Net (loss) income attributable to stockholders per share, basic	$(0.66)	$0.21

Net (loss) income attributable to stockholders per share, diluted	$(0.66)	$0.19

For the year ended December 31, 2022, potential dilutive securities, which include stock options, warrants and restricted stock units have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.

For the year ended December 31, 2021, certain dilutive securities were excluded from the computation of diluted earnings per share as the effect would have been to increase net earnings per share. The aggregate shares not included were

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 23. Discontinued Operations, continued
approximately 4,595,000 shares, which were primarily comprised of 4,233,000 shares related to private warrants and 361,000 shares related to stock options.
Note 22. Defined Contribution Plan
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
In connection with the acquisition of Legacy Spruce Power, the Company adopted the Spruce Power 401(k) plan whose features are the same as those of the XL Fleet's 401(k) plan except that (i) Participants are allowed to contribute, subject to IRS limitations, on total annual contributions from 1% to 80% of eligible earnings and (ii) the safe harbor non-elective contribution is equal to 3% of employee’s compensation.
The Company recognized expenses related to its 401(k) plans of approximately $788,000 and $536,000 for the years ended December 31, 2022 and 2021, respectively.
Note 23. Discontinued Operations

In the fourth quarter of 2022, the Company discontinued the operations of its Drivetrain and XL Grid operations. Both the Drivetrain and XL Grid operations are presented as discontinued operations in the Consolidated Financial Statements. See Note 1. Organization and Description of Business for further information. The following provides supplemental detail of the Company’s discontinued operations as of and for the years ended December 31, 2022 and 2021.

The following table presents financial results from discontinued operations in the Consolidated Statements of Operations:

	Years Ended December 31,
(Amounts in thousands)	2022	2021
Net income (loss) from discontinued operations:
Drivetrain	$(30,414)	$(23,829)
XL Grid	(1,092)	17
Impairment of goodwill	(8,606)	—
Total	$(40,112)	$(23,812)

The following table presents aggregate carrying amounts of assets and liabilities of discontinued operations in the Consolidated Balance Sheets:

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 23. Discontinued Operations, continued

	As of December 31,
(Amounts in thousands)	2022	2021
Assets from discontinued operations:
Drivetrain	$3,604	$22,686
XL Grid	7,373	9,395
Goodwill	—	8,606
Total assets from discontinued operations	$10,977	$40,687

Liabilities from discontinued operations:
Drivetrain	$5,743	$10,228
XL Grid	3,648	3,636
Total liabilities from discontinued operations	$9,391	$13,864

Drivetrain

The following table presents financial results of Drivetrain operations:

	Years Ended December 31,
(Amounts in thousands)	2022	2021

Revenues	$2,419	$2,839
Operating expenses:
Cost of revenues - inventory and other direct costs	14,038	7,938
Engineering, research, and development	9,819	10,775
Selling, general, and administrative expenses	8,041	7,955
Total operating expenses	31,898	26,668
Loss from operations	(29,479)	(23,829)
Other expense:
Loss on asset disposal	935	—
Net loss from discontinued operations	$(30,414)	$(23,829)

The following table presents the aggregate carrying amounts of assets and liabilities of discontinued operations for Drivetrain operations:

Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
Note 23. Discontinued Operations, continued

	As of December 31,
(Amounts in thousands)	2022	2021

Accounts receivable, net	$348	$519
Inventory, net	498	13,482
Prepaid expenses and other current assets	—	599
Other property and equipment, net	84	3,104
Intangible assets, net	—	628
Right-of-use asset	2,627	4,310
Other assets	47	44
Total assets of discontinued operations	$3,604	$22,686

Current portion of long-term debt	$—	$78
Accounts payable	240	1,407
Lease liability, current	414	790
Accrued expenses and other current liabilities	2,272	4,236
Long-term debt, net of current portion	—	21
Deferred revenue, non-current	208	237
Lease liability, non-current	2,609	3,459
Total liabilities of discontinued operations	$5,743	$10,228
XL Grid

The following table presents financial results of XL Grid operations:

	Years Ended December 31,
(Amounts in thousands)	2022	2021

Revenues	$12,279	$12,761
Operating expenses:
Cost of revenues - inventory and other direct costs	8,577	8,358
Engineering, research, and development	—	—
Selling, general, and administrative expenses	4,794	4,386
Total operating expenses	13,371	12,744
Net income (loss) from discontinued operations	$(1,092)	$17

The following table presents the aggregate carrying amounts of assets and liabilities of discontinued operations for XL Grid operations:

	As of December 31,
(Amounts in thousands)	2022	2021

Accounts receivable, net	$3,623	$5,958
Inventory, net	1,749	1,780
Prepaid expenses and other current assets	95	131
Other property and equipment, net	152	139
Intangible assets, net	—	1,235
Right-of-use asset	1,719	108
Other assets	35	44
Total assets of discontinued operations	$7,373	$9,395

Accounts payable	$495	$1,695
Lease liability, current	206	59
Accrued expenses and other current liabilities	395	1,379
Deferred revenue, non-current	976	454
Lease liability, non-current	1,576	49
Total liabilities of discontinued operations	$3,648	$3,636

Note 24. Subsequent Events
Silicon Valley Bank

In March 2023, one of the Company’s banks, Silicon Valley Bank (“SVB”), failed and was closed. SVB was placed into receivership by the Federal Deposit Insurance Corporation (“FDIC”). A new bank, Silicon Valley Bridge Bank, NA was created which will be administered by the FDIC and assumed all ongoing business of SVB. The Company had cash invested in bank accounts at SVB in excess of the FDIC limit of $250,000 however the accounts were fully protected by the FDIC and the Company was able to withdraw all cash. In addition, the Company has an open letter of credit for $150,000 with the bank that it is currently working to close. SVB is also a counterparty to certain of the Company’s interest rate swap agreements. These positions have been assumed by the new bank and the Company does not believe that there is additional credit risk related to the interest rate swap agreements.
SEMTH Acquisition
In furtherance of its growth strategy, on March 23, 2023, the Company completed the acquisition of all the issued and outstanding interests in SS Holdings 2017, LLC and its subsidiaries ("SEMTH" and the “SEMTH Acquisition”) from certain funds managed by HPS Investment Partners, LLC (“HPS”), pursuant to a Membership Interest Purchase And Sale Agreement (“Purchase Agreement”) dated as of March 23, 2023. The SEMTH assets include 20-year use rights to the customer payment stream of approximately 22,500 residential solar leases and power purchase agreements. The Company acquired SEMTH for approximately $23 million of cash, net of cash received, and assumed $125 million of outstanding senior indebtedness held by SS Holdings 2017, LLC, and its subsidiaries at the close of the acquisition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. The Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and communicated to its Management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management excluded the operations of Spruce Power from its assessment of internal control over financial reporting as of December 31, 2022 because it was acquired by the Company in a business combination in the third quarter of 2022.

The Company’s Management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures as of December 31, 2022. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2022, because of the material weakness in internal control over financial reporting described below.

Changes in Internal Control over Financial Reporting

As previously disclosed under “Item 9A – Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, Management concluded that its internal control over financial reporting was not effective based on the material weaknesses identified, Information Technology General Controls (“ITGC”) and Management Review Controls.

As of December 31, 2022, the Company has completed remediation of the previously reported Management Review Controls. The Company has designed and implemented procedures and controls over the period-end close process and related documentation including, but not limited to, review and approval of journal entries, account reconciliations, accounting estimates, other technical accounting matters, general-ledger account maintenance and financial statement analysis.

In connection with the acquisition of Legacy Spruce Power, the Company is integrating Legacy Spruce Power’s internal controls over financial reporting into the Company’s financial reporting framework. Such integration has resulted and may continue to result in changes that materially affect the Company’s internal control over financial reporting (as described in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Other than the changes that have and may continue to result from the integration of Legacy Spruce Power and the remediation of the Company’s Management Review Controls, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect all misstatements, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or a combination of control deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the criteria established by the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).

In the course of preparing the financial statements for the year ended December 31, 2022, Management identified a material weakness in internal control over financial reporting, which relates to the ineffective design and implementation of ITGC. The Company’s ITGC deficiencies included improperly designed controls pertaining to user access rights and segregation of duties over systems that are critical to the Company’s system of financial reporting. The ITGC deficiencies represent material weaknesses in the Company’s internal control over financial reporting as there is a reasonable possibility that a material misstatement with respect to the Company’s significant accounts and disclosures will not be prevented or detected on a timely basis.

Conclusion

As a result of the material weaknesses described above, Management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was ineffective.
Notwithstanding the identified material weaknesses, Management believes that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company's financial position, results of operations, and cash flows as of and for the periods present in accordance with U.S. GAAP.
Remediation Plan

Management continues its efforts to integrate Legacy Spruce Power’s internal controls over financial reporting into the Company’s financial reporting framework and to enhance the Company’s remediation plan related to its ITGC material weakness. As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, with the acquisition of Legacy Spruce Power and the evaluation of strategic alternatives for the Company’s Drivetrain and XL Grid businesses, the Company exited the Drivetrain and XL Grid businesses and took certain restructuring actions to integrate and remove corporate function redundancies. Related to this integration the Company has been evaluating all aspects of its internal control framework to identify and remediate any potential gaps and to identify any other opportunities to ensure the effectiveness of the Company’s internal controls.
The material weaknesses will not be considered remediated until Management designs and implements effective controls that operate for a sufficient period of time and Management has concluded, through testing, that these controls are effective. Management will monitor the effectiveness of its integration and remediation plans and will make changes Management determines to be appropriate.
While Management believes that these efforts will improve the Company's internal controls over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.
Management believes the Company is making progress toward achieving the effectiveness of its internal controls and disclosure controls. The actions that Management is taking are subject to ongoing Management review, as well as audit committee oversight. Management will not be able to conclude whether the steps it is taking will fully remediate the material weakness in the Company's internal control over financial reporting until Management has completed its remediation efforts and subsequent evaluation of their effectiveness. Management will continue to assess the effectiveness of its internal control over financial reporting and take steps to remediate the known material weakness expeditiously.

Report of Independent Registered Public Accounting Firm

Because we are a non-accelerated filer, the Company's independent registered public accounting firm is not required to express an opinion on the effectiveness of the Company's internal control over financial reporting.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item will be set forth in the sections headed “Management and Corporate Governance” and "Delinquent Section 16(a) Reports" in the Proxy Statement for the 2023 annual meeting of stockholders which will be filed within 120 days after the end of the fiscal year and is incorporated in this report by reference.
The Company has adopted a code of ethics for directors, officers (including its principal executive officer) and employees, known as Our Corporate Code of Conduct and Ethics and Whistleblower Policy. A copy of Our Corporate Code of Conduct and Ethics and Whistleblower Policy is available on the Company's website at www.sprucepower.com under the Governance, Documents and Charters section of our Investors page. The Company will promptly disclose on its website (i) the nature of any amendment to the policy that applies to the Company's principal executive officer or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver.

The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are John P. Miller (Chair), Christopher Hayes and Jonathan Ledecky.
Item 11. Executive Compensation
The information required by this Item will be set forth in the section headed “Executive Officer and Director Compensation” in the Proxy Statement for the 2023 annual meeting of stockholders which will be filed within 120 days after the end of the fiscal year and is incorporated in this report by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item will be set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the 2023 annual meeting of stockholders which will be filed within 120 days after the end of the fiscal year and is incorporated in this report by reference.
Information regarding the Company's equity compensation plans will be set forth in the section headed “Executive Officer and Director Compensation - Equity Compensation Plan Information” in the Proxy Statement for the 2023 annual meeting of stockholders which will be filed within 120 days after the end of the fiscal year and is incorporated in this report by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be set forth in the sections headed “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance - Our Board of Directors” in the Proxy Statement for the 2023 annual meeting of stockholders which will be filed within 120 days after the end of the fiscal year and is incorporated in this report by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be set forth in the section headed “Proposal No. 2 — Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement for the 2023 annual meeting of stockholders which will be filed within 120 days after the end of the fiscal year and is incorporated in this report by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)Documents filed as part of this report.
1.The following financial statements of Spruce Power Holding Corporation and Report of Marcum LLP, Independent Registered Public Accounting Firm, are included in this report:
2.List of financial statement schedules:
All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.
(b)Exhibits.

Exhibit No.	Description	Included	Form	Filing Date
2.1*+	Agreement and Plan of Reorganization, dated as of September 17, 2020, by and among Pivotal Investment Corporation II, PIC II Merger Sub Corp. and XL Hybrids, Inc.	By Reference	S-4/A	December 4, 2020
2.2
Membership Interest Purchase and Sale Agreement, dated as of September 9, 2022, by and between the Company, SF Solar Blocker 2 LLC, SF Solar Blocker 3 LLC, Spruce Holding Company 3 Holdco LLC and HPS Investment Partners, LLC
		By Reference	8-K	September 15, 2022
3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	8-K	December 23, 2020
3.2	Certificate of Amendment changing name of Registrant to Spruce Power Holding Corporation	By Reference	8-K	November 14, 2022
3.3	Amended and Restated Bylaws, as amended as of November 10, 2022	By Reference	8-K	November 14, 2022
4.2	Specimen Warrant Certificate.	By Reference	8-K	December 23, 2020
4.3	Warrant Agreement, dated as of July 11, 2019, between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	8-K	July 16, 2019
4.4	Warrant Agreement, dated as of September 29, 2017, between XL Hybrids, Inc. and MOTIV Partners LLC.	By Reference	10-K	March 31, 2021
4.5	Amendment to Warrant Agreement, dated as of December 15, 2020, between XL Hybrids, Inc. and MOTIV Partners LLC.	By Reference	10-K	March 31, 2021
4.6	Description of Registered Securities	By Reference	10-K	March 31, 2021

Exhibit No.	Description	Included	Form	Filing Date
10.1†	Supply Agreement, dated as of July 19, 2019, by and between XL Hybrids, Inc. and Parker-Hannifin Corporation.	By Reference	S-4/A	November 10, 2020
10.2#	XL Hybrids, Inc. 2010 Equity Incentive Plan, including form of stock option agreement and form of restricted stock agreement.	By Reference	S-4	October 2, 2020
10.3	Form of Subscription Agreement.	By Reference	8-K	September 18, 2020
10.4	Registration Rights Agreement.	By Reference	S-4	October 2, 2020
10.5	Lock-Up Agreement.	By Reference	S-4	October 2, 2020
10.6	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.	By Reference	S-1	June 13, 2019
10.7	XL Fleet Corp. 2020 Equity Incentive Plan.	By Reference	10-K	March 31, 2021
10.8	XL Fleet Corp. 2020 Equity Incentive Plan Form of Stock Option Agreement.	By Reference	8-K	December 23, 2020
10.9	XL Fleet Corp. 2020 Equity Incentive Plan Form of Restricted Stock Unit Agreement.	By Reference	8-K	December 23, 2020
10.10	Form of Indemnification Agreement between the Registrant and each officer and director.	By Reference	8-K	December 23, 2020
10.12	Employment Agreement for James Berklas, dated November 4, 2021	By Reference	8-K	November 10, 2021
10.13
Amended and Restated Credit Agreement, dated October 29, 2019, among Kilowatt Systems, LLC, Volta MH Owner II, LLC, Greenday Finance I LLC and SpruceKismet, LLC, as Co-Borrowers, Silicon Valley Bank, as Administrative Agent, ING Capital LLC and Silicon Valley Bank as Issuing Banks, and the financial institutions from time to time party thereto as lenders, as conformed for each of Omnibus Amendment and Consent, dated as of March 5, 2020, Amendment to Credit Agreement, dated as of May 29, 2020, and Omnibus Amendment and Consent, dated March 18, 2021.
		By Reference	8-K	September 15, 2022
10.14
Amended and Restated Credit Agreement, dated July 12, 2022, among Spruce Power 2, LLC, as Borrower, Silicon Valley Bank, as Administrative Agent and the Issuing Bank, and the lenders from time to time party thereto.
		By Reference	8-K	September 15, 2022
10.15
Credit Agreement, dated November 13, 2020, among Spruce Power 3, LLC, as Borrower, KeyBank National Association, as Administrative Agent and Issuing Bank, and the lenders from time to time party thereto.
		By Reference	8-K	September 15, 2022
10.16
Omnibus Amendment and Accession dated April 8, 2022, among KWS Solar Term Parent 1 LLC, KWS Solar Term Parent 2 LLC and KWS Solar Term Parent 3 LLC, as Co-Borrowers, KeyBank National Association, as Administrative Agent, and the lenders from time to time party thereto.
		By Reference	8-K	September 15, 2022

Exhibit No.	Description	Included	Form	Filing Date
10.17
Waiver and Second Amendment to Amended and Restated Credit Agreement, dated July 12, 2022, among KWS Solar Term Parent 1 LLC, KWS Solar Term Parent 2 LLC, KWS Solar Term Parent 3 LLC and Spruce Power 3 Holdco, LLC, as Co-Borrowers, KeyBank National Association, as Administrative Agent, and the lenders from time to time party thereto.
		By Reference	8-K	September 15, 2022
10.18	Executive Employment Agreement, dated September 9, 2022, by and between XL Fleet Corp. and Christian Fong.	By Reference	8-K	September 15, 2022
10.19	Restricted Stock Award Grant under the Registrant’s 2020 Equity Incentive Plan, dated September 9, 2022, to Christian Fong by XL Fleet Corp.	By Reference	8-K	September 15, 2022
10.20	Offer Letter, dated as of March 11, 2022, by and between XL Fleet Corp. and Donald P. Klein	By Reference	8-K	April 12, 2022
10.21	Severance Letter, dated October 26, 2022, between the Company and Donald Klein	By Reference	8-K	October 28, 2022
10.22	Offer Letter, dated as of May 18, 2022, by and between XL Fleet Corp. and Stacey Constas	Herewith
10.23	Severance Letter, dated October 26, 2022, between the Company and Stacey Constas	By Reference	8-K	October 28, 2022
10.24	Executive Severance Policy	By Reference	10-Q	August 9, 2022
14	Amended and Restated Corporate Code of Conduct and Ethics and Whistleblower Policy.	By Reference	8-K	December 23, 2020
21	Subsidiaries of the Registrant.	By Reference	8-K	December 23, 2020
23.1*	Consent of Marcum LLP, independent registered public accounting firm	Herewith
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
Herewith
32.1^*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
32.2^*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
101.INS*	XBRL Instance Document	Herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Herewith
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Herewith
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Herewith
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Herewith

Exhibit No.	Description	Included	Form	Filing Date
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Herewith
104	Cover Page Interactive Data File	Herewith
*Filed herewith
*+Schedule and exhibits to this exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
†Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
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
Item 16. Form 10-K Summary
Not applicable

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRUCE POWER HOLDING CORPORATION

Date: March 30, 2023	By:	/s/ Christian Fong
	Name:	Christian Fong
	Title:	Chief Executive Officer
(Principal Executive Officer)

SPRUCE POWER HOLDING CORPORATION

Date: March 30, 2023	By:	/s/ Donald P. Klein
	Name:	Donald P. Klein
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Person	Capacity	Date

/s/ Christian Fong	Chief Executive Officer and Director	March 30, 2023
Christian Fong	(Principal Executive Officer)

/s/ Donald P. Klein	Chief Financial Officer	March 30, 2023
Donald P. Klein	(Principal Financial Officer and Principal Accounting Officer)

/s/ Christopher Hayes	Director and Chair of the Board	March 30, 2023
Christopher Hayes

/s/ Kevin Griffin	Director	March 30, 2023
Kevin Griffin

/s/ Jonathan J. Ledecky	Director	March 30, 2023
Jonathan J. Ledecky

/s/ John P. Miller	Director	March 30, 2023
John P. Miller

/s/ Eric Tech	Director	March 30, 2023
Eric Tech