Form 10-Q
period 2023-03-31
SPRUCE POWER HOLDING CORP
filed 2023-05-18
CIK 1772720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q
___________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 9, 2023, 149,213,869 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that relate to future events or our future financial performance including, but not limited to, statements regarding the plans, strategies and prospects, both business and financial, of the Company, our growth plans, future financial and operating results, costs and expenses, the outcome of contingencies, financial condition, results of operations, liquidity, cost savings, business strategies, and other statements that are not historical facts. Forward-looking statements can be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “opportunity,” “plan,” “predict,” “potential,” “estimate,” “should,” “will,” “would” or the negative of these terms or other words of similar meaning. These statements are based upon the Company’s current plans and strategies and reflect the Company’s current assessment of the risks and uncertainties related to its business and are made as of the date of this report. These statements are inherently subject to known and unknown risks and uncertainties. You should read these statements carefully because they discuss our future expectations or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results to differ materially from those currently anticipated include the following:
•Any inability or delay in realizing the benefits anticipated by the acquisition of Spruce Holding Company 1 LLC, Spruce Holding Company 2 LLC, Spruce Holding Company 3 LLC, and Spruce Manager LLC (collectively and together with their subsidiaries, "Legacy Spruce Power").
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
•The solar energy systems we own or may acquire, including those we acquired through our acquisition of SS Holdings 2017, LLC and its subsidiaries ("SEMTH" and the “SEMTH Acquisition”), may have a limited operating history and may not perform as we expect, including as a result of unsuitable solar and meteorological conditions.
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
•We may be adversely affected by the impact of natural disasters and other events beyond our control, such as hurricanes or pandemics.
ii

•We are subject to cybersecurity risks.
•We are subject to risks relating to global economic conditions.
•Governmental investigations, litigation or other claims may cause us to incur significant expense, hinder execution of business and growth strategy or impact the price of our Common Stock.
•Changes in tax laws may materially adversely affect our business, prospects, financial condition and operating results.
•We are subject to risks relating to changes in, and our compliance with, laws and regulations affecting our business.
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are more fully described in Part II, Item 1A under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and the risk factors set forth in Part I, Item 1A Risk Factors, within our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2023. These factors are not exhaustive. Other sections of this Quarterly Report on Form 10-Q, such as our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 describe additional factors that could adversely affect the business, financial condition or results of operations of the Company and its consolidated subsidiaries. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward- looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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
iii

Part I - Financial Information
Item 1. Financial Statements
Spruce Power Holding Corporation
Unaudited Condensed Consolidated Balance Sheets
March 31, 2023 and December 31, 2022

	As of
(In thousands, except share and per share amounts)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$172,797	$220,321
Restricted cash	33,128	19,823
Accounts receivable, net of allowance of $10.4 million and $12.2 million as of March 31, 2023 and December 31, 2022, respectively	11,395	8,336
Interest rate swap assets, current	11,263	10,183
Prepaid expenses and other current assets	7,046	5,316
Current assets of discontinued operations	71	10,977
Total current assets	235,700	274,956
Investment under SEMTH master lease agreement	146,889	—
Property and equipment, net	482,328	396,168
Interest rate swap assets, non-current	16,474	22,069
Intangible assets, net	10,843	—
Deferred rent assets	1,961	1,626
Right-of-use assets	3,184	2,802
Goodwill	28,757	128,548
Other assets	257	383
Total assets	$926,393	$826,552

Liabilities, redeemable noncontrolling interests and stockholders’ equity

Current liabilities:
Accounts payable	$2,206	$2,904
Current portion of long-term debt	25,674	25,314
Accrued expenses and other current liabilities	22,054	21,509
Deferred revenue, current	63	39
Lease liability, current	1,279	834
Current liabilities of discontinued operations	802	9,097
Total current liabilities	52,078	59,697
Long-term debt, net of current portion	594,395	474,441
Deferred revenue	718	452
Lease liability, non-current	2,832	2,426
Warrant liabilities	142	256
Unfavorable solar renewable energy agreements	9,363	—
Other long-term liabilities	1,478	10
Long-term liabilities of discontinued operations	—	294
Total liabilities	661,006	537,576

Commitments and contingencies (Note 15)

Redeemable noncontrolling interests	178	85

Stockholders’ equity
Common stock, $0.0001 par value; 350,000,000 shares authorized at March 31, 2023 and December 31, 2022; 148,395,370 and 144,375,226 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	14	14
Additional paid-in capital	472,693	473,277
Noncontrolling interests	3,954	8,942
Accumulated deficit	(211,452)	(193,342)
Total stockholders’ equity	265,209	288,891
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$926,393	$826,552

See notes to Unaudited Condensed Consolidated Financial Statements.

Spruce Power Holding Corporation
Unaudited Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
(In thousands, except per share and share amounts)	2023	2022

Revenues	$18,095	$—

Operating expenses:
Cost of revenues	7,853	—
Selling, general, and administrative expenses	15,717	7,734
Total operating expenses	23,570	7,734
Loss from operations	(5,475)	(7,734)
Other (income) expense:
Interest expense, net	6,816	12
Gain on extinguishment of debt	—	(4,527)
Gain on assets disposal	(2,658)	—
Change in fair value of obligation to issue shares of common stock to sellers of World Energy	—	(361)
Change in fair value of warrant liability	(115)	(2,717)
Change in fair value of interest rate swaps	5,588	—
Other income, net	(128)	(7)
Net loss from continuing operations	(14,978)	(134)
Net loss from discontinued operations (including loss on disposal of $(3,083))	(3,866)	(15,943)
Net loss	(18,844)	(16,077)
Less: Net income attributable to redeemable noncontrolling interests and noncontrolling interests	551	—
Net loss attributable to stockholders	$(19,395)	$(16,077)
Net loss attributable to stockholders per share, basic	$(0.13)	$(0.11)
Net loss attributable to stockholders per share, diluted	$(0.13)	$(0.11)
Net loss from discontinued operations - basic	$(0.03)	$(0.11)
Net loss from discontinued operations - diluted	$(0.03)	$(0.11)
Weighted-average shares outstanding, basic	146,207,666	141,274,249
Weighted-average shares outstanding, diluted	146,207,666	141,274,249
See notes to Unaudited Condensed Consolidated Financial Statements.

Spruce Power Holding Corporation
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2023 and 2022

		For the Three Months Ended March 31, 2023
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Noncontrolling Interests	Accumulated Deficit	Stockholders’ Equity
(In thousands, except share amounts)		Shares	Amount
Balance at December 31, 2022	$85	144,375,226	$14	$473,277	$8,942	$(193,342)	$288,891
Cumulative-effect adjustment of ASC 326 adoption	—	—	—	—	—	1,285	1,285
Fair Value adjustment for Spruce Acquisition	240	—	—	(1,813)	(5,490)	—	(7,303)
Exercise of stock options	—	1,081,679	—	283	—	—	283
Issuance of restricted stock	—	2,731,919	—	—	—	—	—
Issuance of common stock	—	206,546	—	150	—	—	150
Capital distributions to noncontrolling interests	(108)	—	—	—	(88)	—	(88)
Stock-based compensation expense	—	—	—	796	—	—	796
Net income / (loss)	(39)	—	—	—	590	(19,395)	(18,805)
Balance at March 31, 2023	$178	148,395,370	$14	$472,693	$3,954	$(211,452)	$265,209

		For the Three Months Ended March 31, 2022
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital	Noncontrolling Interests	Accumulated Deficit	Stockholders’ Equity
(In thousands, except share amounts)		Shares	Amount
Balance at December 31, 2021	$—	140,540,671	$14	$461,207	$—	$(99,411)	$361,810
Exercise of stock options	—	1,312,320	—	258	—	—	258
Issuance of restricted stock	—	2,205	—	—	—	—	—
Issuance of shares as contingent consideration relating to Quantum business acquisition	—	100,000	—	186	—	—	186
Stock-based compensation expense	—	—	—	381	—	—	381
Net loss	—	—	—	—	—	(16,077)	(16,077)
Balance at March 31, 2022	$—	141,955,196	$14	$462,032	$—	$(115,488)	$346,558
See notes to Unaudited Condensed Consolidated Financial Statements.

Spruce Power Holding Corporation
Unaudited Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
(In thousands)	2023	2022

Operating activities:
Net loss	$(18,844)	$(16,077)
Net loss from discontinued operations	3,866	15,943
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	796	381
Bad debt expense	174	—
Depreciation and amortization expense	6,004	556
Change in fair value of obligation to issue shares of common stock	—	(361)
Fair value change of interest rate swaps	5,588	—
Fair value change of warrant liability	(115)	(2,717)
Interest income under the investment in Master Lease	(213)	—
Gain on extinguishment of debt	—	(4,527)
Gain on disposal of assets	(2,658)	—
Loss on disposal of World Energy	3,083	—
Impairment expense	73	—
Change in operating right-of-use assets	15	—
Interest on finance leases	—	1
Amortization of debt discount	1,455	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,948)	—
Deferred rent assets	(335)	—
Prepaid expenses and other current assets	432	(757)
Other assets	126	—
Accounts payable	(698)	(611)
Accrued expenses and other current liabilities	(769)	(2,307)
Deferred revenue	290	—
Net cash used in continuing operating activities	(3,678)	(10,476)
Net cash used in discontinued operating activities	(4,573)	(8,620)
Investing activities:
Sale of solar energy systems	1,763	—
Purchases of other property, plant and equipment	(12)	—
Proceeds received from investment under the SEMTH master lease	1,011	—
Cash paid to acquire SEMTH assets, net of cash acquired	(23,139)	—
Net cash used in continuing investing activities	(20,377)	—
Net cash provided by discontinued investing activities	325	754
Financing activities:
Repayments of long term debt	(6,141)	—
Repayments under financing leases	(12)	(10)
Proceeds from issuance of common stock	150	—

Proceeds from exercise of stock options	283	258
Capital distributions to redeemable noncontrolling interests and noncontrolling interests	(196)	—
Net cash (used in) provided by continuing financing activities	(5,916)	248
Net cash used in discontinued financing activities	—	(121)
Net change in cash and cash equivalents and restricted cash:	(34,219)	(18,215)
Cash and cash equivalents and restricted cash, beginning of period	240,144	351,826
Cash and cash equivalents and restricted cash, end of period	$205,925	$333,611
Supplemental disclosure of cash flow information:
Interest expense paid	$4,050	$18
Supplemental disclosures of noncash investing and financing information:
Settlement of contingent liability through issuance of shares	$—	$186
See notes to Unaudited Condensed Consolidated Financial Statements.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

Description of Business: Spruce Power Holding Corporation (formerly known as XL Fleet Corp.) and its subsidiaries ("Spruce Power" or the “Company”) is a leading owner and operator of distributed solar energy assets across the United States, offering subscription-based services to approximately 72,000 customers and making renewable energy more accessible to everyone.

The Company generates revenues primarily through the sale of electricity generated by its residential solar energy systems to homeowners pursuant to long-term agreements that obligate the Company’s subscribers to make recurring monthly payments, and the servicing of those agreements for other institutional owners of residential solar energy systems. In addition, the Company also generates cash flows and earns interest income from the investment made during the first quarter of 2023 under the master lease with SS Holdings 2017, LLC and its subsidiaries ("SEMTH").
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

The Company also engages in the energy efficiency and solar loan servicing. The Company offers services which include asset management services and operating and maintenance services for residential solar photovoltaic projects, in addition to, loan servicing support that allows residential consumers to finance energy efficiency home improvements and residential solar energy systems.
Discontinued Operations:
Historically the Company had provided fleet electrification solutions for commercial vehicles in North America, offering its systems for vehicle electrification (the “Drivetrain” segment) and through its energy efficiency and infrastructure solutions business, including offering and installing charging stations to enable customers to effectively and cost effectively develop the charging infrastructure required for their electrified vehicles (the “XL Grid” segment).
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

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Organization and Description of Business, continued
As a result of these efforts, on September 9, 2022, the Company acquired 100% of the membership interests of Spruce Holding Company 1 LLC, Spruce Holding Company 2 LLC, Spruce Holding Company 3 LLC, and Spruce Manager LLC (collectively and together with their subsidiaries, “Legacy Spruce Power or Spruce Power”) (See Note 3. Business Combinations). Spruce Power was one of the largest privately held owner and operator of residential solar energy systems in the U.S. at the time of the transaction, with approximately 51,000 customer subscribers as of December 31, 2022. Spruce Power sells the power generated by its systems to homeowners pursuant to long-term agreements that obligate subscribers to make recurring monthly payments.

With the completion of the acquisition of Spruce Power, the Company announced that it would analyze strategic alternatives related to its Drivetrain business. In December 2022, the Company announced that it was exiting its Drivetrain business and would be selling a portion of the business for an immaterial amount to Shyft Group USA (“Shyft”) which closed in January 2023. Shyft bought certain technical equipment and assumed the Company’s Wixom, Michigan facility and also offered employment to certain engineers and other sales personnel. Shyft also assumed completion of the Company’s pilot development agreement with the Department of Defense related to vehicle hybridization (with the Company retaining rights to potential future royalties from the program). In the fourth quarter, the Company also announced that it had sold certain battery inventory and its legacy hybrid technology to RMA Group, an automotive and equipment supplier in Southeast Asia.

As of December 31, 2022, the Company ceased Drivetrain operations and began to restructure most of its related Corporate functions.

The Company also began reviewing the operations of its XL Grid business to evaluate its strategic fit with Spruce Power. In the fourth quarter of 2022, the Company entered into a non-binding letter of intent (“LOI”) for the sale of World Energy for an immaterial amount, with the divestiture closing in January 2023 and the Company ceased XL Grid operations after the closing of the divestiture.

Both the Drivetrain and XL Grid operations are presented as discontinued operations in the Unaudited Condensed Consolidated Financial Statements.
Note 2. Summary of Significant Accounting Policies
Basis of consolidated financial statement presentation: The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X (refer to Article 8 as a smaller reporting company). We have condensed or omitted certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. As such, these interim financial statements should be read in conjunction with our 2022 annual audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K filed with the SEC on March 30, 2023. Our interim financial statements reflect all normal recurring adjustments necessary, in our opinion, to state fairly our financial position and results of operations for the reported periods. Amounts reported for interim periods may not be indicative of a full year period because of our continual growth, seasonal fluctuations in demand for power, timing of maintenance and other expenditures, changes in interest expense and other factors.
The accompanying Unaudited Condensed Consolidated Financial Statements of the Company include the accounts of its wholly owned subsidiaries and variable interest entities, for which the Company was the primary beneficiary. All intercompany transactions have been eliminated in consolidation.
Use of estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of expenses during the reporting period. The Company’s most significant estimates and judgments involve deferred income taxes, warranty reserves, valuation of share-based compensation, the valuation of warrant liability, useful lives of certain assets and liabilities, the valuation of

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies, continued

redeemable noncontrolling interests and noncontrolling interests, our allowance for current expected credit losses, asset acquisition transactions and the valuation of business combinations, including the fair values and useful lives of acquired assets and assumed liabilities. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.
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

The Company's investments in Volta Solar Owner II, LLC, ORE F4 HoldCo, LLC and Level Solar Fund IV LLC (collectively, the "Funds") were determined to be variable interests in VIEs. The Company considered the provisions within the contractual arrangements that grant it power to manage and make decisions that affect the operation of the VIEs, including determining the solar energy systems contributed to the VIEs, and the operation and maintenance of the solar energy systems. The Company considers the rights granted to the other investors under the contractual arrangements to be more protective in nature rather than substantive participating rights. As such, the Company was determined to be the primary beneficiary and the assets, liabilities and activities of the Funds are consolidated by the Company. (See Note 13. Redeemable Noncontrolling Interests and Noncontrolling Interests)

Redeemable noncontrolling interests and noncontrolling interests: The distribution rights and priorities for the Funds as set forth in their respective operating agreements differ from the underlying percentage ownership interests of the members. As a result, the Company allocates income or loss to the noncontrolling interest holders of the Funds utilizing the hypothetical liquidation of book value ("HLBV") method, in which income or loss is allocated based on the change in each member's claim on the net assets at the end of each reporting period, adjusted for any distributions or contributions made during such periods. The HLBV method is commonly applied to investments where cash distribution percentages vary at different points in time and are not directly linked to an equity member's ownership percentage.

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

The Company classifies certain noncontrolling interests with redemption features that are not solely within the Company’s control outside of permanent equity in the Unaudited Condensed Consolidated Balance Sheets. Redeemable noncontrolling interests are reported using the greater of the carrying value at each reporting date as determined by the HLBV method or the estimated redemption value at the end of each reporting period. Estimating the redemption value of the redeemable noncontrolling interests requires the use of significant assumptions and estimates, such as projected future cash flows.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies, continued

Concentration of credit risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. At times, such cash may be in excess of the FDIC limit. At March 31, 2023 and December 31, 2022, the Company had cash in excess of the $250,000 federally insured limit. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as most of the balances are kept in treasury bills which are government backed securities.
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

Restricted cash: Restricted cash held at March 31, 2023 of $33.1 million primarily consists of approximately $33.0 million of cash that is subject to restriction due to provisions in the Company's financing agreements and the operating agreements of the Funds that are accounted for as consolidated VIEs. Restricted cash held at December 31, 2022 of $19.8 million primarily consists of approximately $19.7 million of cash that is subject to restriction due to provisions in the Company's financing agreements and the operating agreements of the Funds that are accounted for as consolidated VIEs. The carrying amount reported in the Unaudited Condensed Consolidated Balance Sheets for restricted cash approximates fair value.
The following table provides a reconciliation of Cash and Cash Equivalents and Restricted Cash in the Unaudited Condensed Consolidated Balance Sheets to the total amount shown in the Unaudited Consolidated Statements of Cash Flows:

	As of
(Amounts in thousands)	March 31, 2023	March 31, 2022
Cash and cash equivalents	$172,797	$333,461
Restricted cash	33,128	150
Total cash, cash equivalents, and restricted cash	$205,925	$333,611
Accounts receivable, net: Accounts receivable primarily represents trade receivables from customers that are generally collected in the subsequent month. Accounts receivable is recorded net of an allowance for credit losses, which is based on our assessment of the collectability of customer accounts based on the best available data at the time. Management reviews the allowance by considering factors such as historical experience, customer credit rating, contractual term, aging category and current economic conditions that may affect a customer's ability to pay to identify customers with potential disputes or collection issues. The following table presents the changes in the allowance for credit losses recorded against accounts receivable, net in the Unaudited Condensed Consolidated Balance Sheets:

As of
(Amounts in thousands)	March 31, 2023
Balance at beginning of period	$12,164
Impact of ASC 326 adoption	(1,285)
Provision for current expected credit losses	(523)
Balance at end of period	$10,356

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies, continued

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

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other current liabilities, long-term debt, interest rate swaps and warrant liabilities. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value because of the short-term nature of those instruments. See Note 10. Fair Value Measurements for additional information on assets and liabilities measured at fair value.

Intangible assets, net: The Company’s intangible assets include solar renewable energy credit agreements, performance based incentive agreements, and trade names. The Company amortizes its intangible assets that have finite lives using either the straight-line method or, if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized. The useful life of the Company’s intangible assets generally range between three years and 30 years. The useful life of intangible assets are assessed and assigned based on the facts and circumstances specific to the acquisition. The Company recognizes the amortization of solar renewable energy agreements and performance based incentive agreements as a reduction to revenue and trade names as amortization expense in selling, general and administrative expenses.

Unfavorable solar renewable energy agreements: The Company amortizes its unfavorable solar renewable energy agreements that have finite lives using either the straight-line method or, if reliably determinable, based on the pattern in which the economic benefit of the liability is relieved. The useful life of the Company’s liabilities generally range between three years and 6 years. The useful life of liabilities are assessed and assigned based on the facts and circumstances specific to the acquisition. The Company recognizes the amortization of solar renewable energy agreements as revenue.

Solar energy systems, net: Solar energy systems, net consists of residential solar energy systems which are subject to Customer Agreements. Solar energy systems are recorded at fair value upon acquisition, less any impairment charges. For all acquired systems, the Company calculates depreciation using the straight-line method over the remaining useful life as of the acquisition date based on a 30-year useful life from the date the asset was placed in service. When a solar energy system is sold or otherwise disposed of, a gain (or loss) is recognized for the amount of cash received in excess of the net book value of the solar energy system (or vice versa) at which time the related solar energy system is removed from the Unaudited Condensed Consolidated Balance Sheets.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies, continued

Depreciation expense of solar energy systems for the three months ended March 31, 2023 was $6.0 million and $0 for March 31, 2022.
Other property and equipment, net: Other property and equipment, net is stated at cost less accumulated depreciation, or if acquired in a business combination, at fair value as of the date of acquisition less accumulated depreciation. Depreciation is calculated using the straight-line method, based upon the following estimated useful lives:

Equipment	5 years
Furniture and fixtures	3 years
Computer and related equipment	2 years
Software	2 years
Vehicles	5 years
Leasehold improvements	Lesser of useful life of the asset or remaining life of the lease

Improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed as incurred. When property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is recorded in the Unaudited Condensed Consolidated Statements of Operations as a component of other (income) expense, net.

Depreciation expense of other property and equipment for the three months ended March 31, 2023 and 2022 was $0.06 million and $0.2 million, respectively.

Asset retirement obligations (ARO): Customer agreements only require that solar energy systems be removed if: (1) the customer has not renewed the customer agreement or exercised their purchase option and (2) the host customer requests the Company to remove the system. Upon review of the Company's estimate of the probability of required system removal, the Company considered current industry trends and has determined that it is highly probable that the customers will choose to renew their agreements or exercise the buyout option as the systems have an estimated useful life greater than the terms of the customer agreements and would still present value to the customer through cost savings. Therefore, the Company believes that the probability-weighted estimated removal costs are nominal and no ARO liability has been recorded.
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

Asset acquisitions: The Company accounts for assets based on their cost to us, including direct and incremental transaction costs incurred by us. An asset acquisition’s cost or the consideration transferred by us is assumed to be equal to the fair value of the net assets acquired. If the consideration transferred is cash, measurement is based on the amount of cash we paid to the seller, as well as transaction costs incurred by us. Consideration given in the form of nonmonetary assets, liabilities incurred or equity interests issued is measured based on either the cost to us or the fair value of the assets or net assets acquired, whichever is more clearly evident. The cost of an asset acquisition is allocated to the assets acquired based on their estimated relative fair values. The Company engages third-party appraisal firms to assist in the fair value determination. Goodwill is not recognized in an asset acquisition.
Prepaid expenses and other current assets: Prepaid expenses and other current assets include prepaid insurance, prepaid rent, and supplies, which are expected to be recognized or realized within the next 12 months.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies, continued

Impairment of long-lived assets: The Company reviews long-lived assets, including solar energy systems, property and equipment, and intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. The Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value. There has been no impairment charge for the periods presented.

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

The Company determines the fair value of its reporting unit using the market or income approach. Under the market approach method, the Company will compare its book value to the fair value of its public float, utilizing the fair value of its common stock on the measurement date. The income approach of computing fair value is based on the present value of the expected future economic benefits generated by the asset or business, such as cash flows or profits which will then be compared to its book value.

In the first quarter of 2022, the Company believed there were indicators that the carrying amount of its goodwill may be impaired due to a decline in the Company’s stock price and market capitalization. As a result, the Company performed an assessment of its goodwill for impairment. The Company elected to forego the qualitative test and proceeded to perform a quantitative test. The Company compared the book value of its single reporting unit to the fair value of its public float. The market capitalization was below the fair value of the Company by an amount in excess of its reported value of goodwill. As a result, the Company recorded a charge of $8.6 million to fully impair its goodwill for the three months ended March 31, 2022. There has been no impairment charge for the three months ended March 31, 2023.
Revenue: The Company’s revenue is derived from Residential Solar business which primarily generates revenue through the sale to homeowners of power generated by its residential solar energy systems pursuant to long-term agreements.
Residential Solar Revenues
Energy generation - Customers purchase electricity under PPAs or SLAs. Revenue is recognized from contracts with customers as performance obligations are satisfied at a transaction price reflecting an amount of consideration based upon

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies, continued

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
Servicing revenue - The Company earns operating and maintenance revenue from third-party residential solar fund customers at pre-determined rates for various operating and maintenance and asset management services as specified in Maintenance Service Agreements ("MSAs") and Operating Service Agreements ("OSAs"). The MSAs and OSAs contain multiple performance obligations, including routine maintenance, nonroutine maintenance, renewable energy certificate management, inventory management, delinquent account collections and customer account management. Pursuant to ASC 606, the Company has elected the "right to invoice" practical expedient and revenue for these performance obligations are recognized as services are rendered based upon the underlying contractual arrangements.

The following table presents the detail of the Company’s revenues as recorded in the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2023:

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies, continued

3 Months Ended
(Amounts in thousands)	March 31, 2023
PPA revenue	$7,127
SLA revenue	7,922
Solar renewable energy credit revenue	1,535
Government incentives	24
Servicing revenue	113
Intangibles amortization	443
Other revenue	931
Total	$18,095
Contract Balances: The timing of revenue recognition, billings and cash collections results in billed trade accounts receivable, and deferred revenue (contract liabilities) on the Unaudited Condensed Consolidated Balance Sheets.
Cost of Revenues: Cost of revenues primarily consists of the depreciation expense relating to the solar energy systems. In addition, this also consists of costs of third parties used to service the systems as well as any cost associated with meter swaps.
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

The Company accrues the estimated cost of product warranties for unclaimed charges based on historical experiences and expected results. Should product failure rates and material usage costs differ from these estimated revisions to the estimated warranty liability are required. The Company periodically assesses the adequacy of its recorded product warranty liabilities and adjusts the balances as required. Warranty expense is recorded as a component of discontinued operations. With the Company’s exit from the Drivetrain business and the subsequent sale of World Energy, the Company will not incur any additional warranty obligations and expects the warranty obligation to substantially run-off over the next 21 months.

The following is a roll-forward of the Company’s accrued warranty liability:

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies, continued

	For the Three Months Ended
(Amounts in thousands)	March 31, 2023	March 31, 2022
Balance at the beginning of the period	$1,125	$2,547
Accrual for warranties issued	—	28
Transfer of inventory to servicers	(498)	—
Warranty fulfillment charges	—	(172)
Balance at the end of the period	$627	$2,403
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
Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. For the three months ended March 31, 2023 and 2022, there were no uncertain tax position taken or expected to be taken in the Company’s tax returns.
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

There has historically been no federal or state provision for income taxes because the Company has incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three months ended March 31, 2023 and 2022, the Company recognized no provision for income taxes consistent with the losses incurred and the valuation allowance against the deferred tax assets. As a result, our effective income tax rate is 0% for the three months ended March 31, 2023 and 2022.
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

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies, continued

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
Derivative instruments and hedging activities: The Company utilizes interest rate swaps to manage interest rate risk on existing and planned future debt issuances. The fair value of all derivative instruments are recognized as assets or liabilities at the balance sheet date on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the interest rate swaps are calculated by discounting the future net cash flows to the present value based on the terms and conditions of the agreements and the forward interest rate curves. As these inputs are based on observable data and valuations of similar instruments, the interest rate derivatives are primarily categorized in Level 2 in the fair value hierarchy.
Warrant Liabilities: As of March 31, 2023 and 2022, the Company has outstanding private warrants it assumed with the December 2020 merger transaction with XL Hybrids, Inc. With the merger, the Company assumed private placement warrants to purchase 4,233,333 shares of common stock, with an exercise price of $11.50 per share (the "Private Warrants").

The Private Warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the Private Warrants meet the definition of a derivative, they were measured at fair value at inception and at each reporting date with changes in fair value recognized in the Unaudited Condensed Consolidated Statements of Operations. The Private Warrants were valued using a Black-Scholes model, with significant inputs consisting of risk-free interest rate, remaining term, expected volatility, exercise price, and the Company’s stock price.

Segment Reporting: Segment reporting is based on the “management approach,” following the method that management organizes the Company’s reportable segments for which separate financial information is made available to, and evaluated regularly by, the Company’s chief operating decision maker (“CODM”) in allocating resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. In the fourth quarter of 2022, the Company determined that the Drivetrain and XL Grid operations were discontinued operations which resulted in the Company having one operating segment of selling electricity through residential solar energy systems or through residual ownership in master lease agreements.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies, continued

Net income (loss) per share: Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock and potentially dilutive securities outstanding during the period determined using the treasury stock and if-converted methods. For purposes of the diluted income (loss) per share calculation, stock options, restricted stock units, restricted stock and warrants are considered to be potentially dilutive securities. Potentially dilutive securities are excluded from the calculation of diluted income (loss) per share when their effect would be anti-dilutive.
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
Recent accounting pronouncements:
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, (ASU 2016-13) which, together with subsequent amendments, amends the requirement on the measurement and recognition of expected credit losses for financial assets held to replace the incurred loss model for financial assets measured at amortized cost and require entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for the Company beginning January 1, 2023. We adopted this ASU in January 2023 using the modified retrospective approach for our trade accounts receivable which resulted in a cumulative-effect adjustment to stockholders' equity of approximately $1.3 million. Results for reporting periods prior to 2023 continue to be presented in accordance with previously applicable GAAP while results for subsequent reporting periods are presented under ASC 326.
The following table presents the impact of the adoption of ASU No. 2016-13 on the Unaudited Condensed Consolidated Balance Sheets:

(Amounts in thousands)	Accounts receivable, net
Balance at beginning of period (pre-ASC 326 adoption)	$8,336
Impact of ASC 326 adoption	1,285
Balance at beginning of period (post-ASC 326 adoption)	$9,621

Note 3. Business Combinations
Spruce Power
On September 9, 2022, the Company acquired Legacy Spruce Power for $32.6 million which consisted of cash payments of $61.8 million less cash and restricted cash acquired of $29.2 million. Management evaluated which entity should be

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 3. Business Combinations, continued
considered the accounting acquirer in the transaction by giving consideration to the form of consideration transferred, the composition of the equity holders, the composition of voting rights of the Board of Directors, continuity of management structure, and size of the respective organizations. Based on the evaluation of the applicable factors, Management noted that all factors, with the exception of relative size of organization, were indicators that the Company was the acquiring entity resulting in Management’s conclusion that for accounting purposes the Company acquired Legacy Spruce Power.

The acquisition was accounted for as a business combination. The Company allocated the Legacy Spruce Power purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, September 9, 2022. The excess of the purchase price over those fair values was recorded to goodwill. The Company's evaluations of the facts and circumstances available as of September 9, 2022, to assign fair values to assets acquired and liabilities assumed are ongoing. As we complete further analysis of assets including solar systems, intangible assets, as well as noncontrolling interests and debt, additional information on the assets acquired and liabilities assumed becomes available. A change in information related to the value of net assets acquired may change the amount of the purchase price assigned to goodwill, and as a result, the preliminary fair values set forth below are subject to adjustment as additional information is obtained and valuations are completed. Provisional adjustments are recognized during the reporting period in which the adjustments are determined. The Company expects to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date including our estimates for solar systems, production based incentives, solar renewable energy agreements, non-controlling interest, trade names and debt, where applicable. Although we believe the assumptions and estimates are based on information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing solar systems under the income approach include future expected cash flows and discount rate. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

The following table summarizes the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in the acquisition of Spruce Power, as adjusted, during the measurement period:

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 3. Business Combinations, continued

(Amounts in thousands)	Initial Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Total purchase consideration:
Cash, net of cash acquired, and restricted cash	$32,585	$—	$32,585
Allocation of consideration to assets acquired and liabilities assumed:
Accounts receivable, net	10,995	—	10,995
Prepaid expenses and other current assets	6,768	(2,405)	4,363
Solar energy systems	406,298	89,268	495,566
Other property and equipment	337	—	337
Intangible assets	—	11,980	11,980
Interest rate swap assets	26,698	—	26,698
Right-of-use asset	3,279	(328)	2,951
Other assets	358	(102)	256
Goodwill	158,636	(129,879)	28,757
Accounts payable	(2,620)	(22)	(2,642)
Unfavorable solar renewable energy agreements	—	(10,500)	(10,500)
Accrued expenses	(13,061)	(241)	(13,302)
Lease liability	(3,382)	42	(3,340)
Long-term debt	(510,002)	2,772	(507,230)
Other liabilities	(335)	292	(43)
Redeemable noncontrolling interests and noncontrolling interests	(51,384)	39,123	(12,261)

As reflected in the preceding table, as a result of updated valuation reports the Company adjusted solar energy systems and intangible assets with corresponding changes to goodwill. In the first quarter of 2023, due to the change in the provisional amounts assigned to intangible assets and solar energy systems the Company recognized $0.4 million of revenue, $1.9 million of depreciation expense and $0.4 million of trade name amortization of which $(0.5) million of revenue, $0.9 million of depreciation expense and $0.3 million of trade name amortization relates to previous year.

During Q1 2023, the Company adjusted the fair value of its noncontrolling interest and its redeemable noncontrolling interest in the Company's financials which resulted in the recognition of adjustments of $(5.5) million and $0.2 million, respectively. Additional paid in Capital was adjusted by $(1.8) million which includes the fair value adjustment associated with the purchase of 100% of the membership interests in Ampere Solar Owner IV, LLC, ORE F5A HoldCo, LLC, ORE F6 HoldCo, LLC, RPV Fund 11 LLC and RPV Fund 13 LLC, Sunserve Residential Solar I, LLC's and Level Solar Fund III, LLC in 2022.

The intangible assets are amortized over their respective estimated useful lives as follows:

(Amounts in thousands)	Asset Amount	Liability Amount	Estimated Life (in years)
Solar renewable energy agreements	$340	$10,500	6.0
Performance based incentives agreements	$3,240	$—	13.0
Tradenames	$8,400	$—	30.0

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 3. Business Combinations, continued

The weighted-average useful life of the intangibles identified above is approximately 16.0 years, which approximates the period over which the Company expects to gain the estimated economic benefits.

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

Supplemental disclosure of pro forma information:
The following unaudited pro forma financial information presents the combined results of the operations of the Company with Legacy Spruce Power as if the acquisition of Legacy Spruce Power on September 9, 2022 had occurred as of January 1, 2022. The results of operations related to the Company’s Drivetrain and XL Grid businesses, which were determined to be discontinued operations in the fourth quarter of 2022, are presented as net loss from discontinued operations. The unaudited pro forma revenues and pro forma net (loss) income reflect the continuing operational results of the Company’s corporate functions and the results of operations for Legacy Spruce Power. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations actually would have been had the respective acquisitions been completed on January 1, 2022. In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined Company.
The following table presents the Company’s pro forma combined results of operations for the three months ended March 31, 2022:

(Amounts in thousands, except share and per share data)	2022
Revenues	$16,991
Net income from continuing operations	$10,649
Net loss from discontinued operations	(15,943)
Net income	$(5,294)
Per share amounts:
Net income from continuing operations - basic	$0.08
Net income from continuing operations - diluted	$0.08
Net loss from discontinued operations - basic	$(0.11)
Net loss from discontinued operations - diluted	$(0.11)

Note 4. Acquisition of Master lease agreement (SEMTH)
In furtherance of its growth strategy, on March 23, 2023, the Company completed the acquisition of all the issued and outstanding interests in SEMTH (the “SEMTH Acquisition”) from certain funds managed by HPS Investment Partners, LLC (“HPS”), pursuant to a Membership Interest Purchase And Sale Agreement (“Purchase Agreement”) dated as of March 23, 2023. The SEMTH assets include 20-year use rights to the customer payment stream (“SEMTH Master Lease”) of approximately 22,500 residential solar leases and power purchase agreements. The Company acquired SEMTH for approximately $23 million of cash, net of cash received, and assumed $125 million of outstanding senior indebtedness (See

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 4. Acquisition of Master lease agreement (SEMTH), continued
Note 8. Long-Term Debt) and Interest rate swaps with Deutsche Bank AG, New York Bank (See Note 12. Interest Rate Swaps) held by SEMTH, and its subsidiaries at the close of the acquisition.
The purchase of SEMTH Lessor's future revenue has been accounted for as an acquisition of financial assets. Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair value. All fair value measurements of assets acquired and liabilities assumed were based on significant estimates and assumptions, including Level 3 (unobservable) inputs, which require judgment. Estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting risk inherent in future cash flows and future utility prices.
For the purposes of establishing the fair value of the Company's investment in SEMTH Master lease, its analysis considers cash flows beginning in March 2023 (the effective date of the transaction). The Company estimated the fair value of its investment in SEMTH Master lease to be approximately $146.9 million on the transaction date.
Note 5. Property and Equipment
Property and equipment consisted of the following at March 31, 2023 and December 31, 2022:

	As of
(Amounts in thousands)	March 31, 2023	December 31, 2022

Solar energy systems	$494,008	$401,754
Less accumulated depreciation	(11,989)	(5,928)

Solar energy systems, net	$482,019	$395,826

Equipment	$47	$48
Furniture and fixtures	294	294
Computers	239	222
Software	—	6
Leasehold improvements	65	65
Gross other property and equipment	645	635
Less accumulated depreciation	(336)	(293)

Other property and equipment, net	$309	$342

Property and equipment, net	$482,328	$396,168

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 6. Intangible Assets, net
The following table presents the detail of Intangible assets, net as recorded in the Unaudited Condensed Consolidated Balance Sheets:

As of
(Amounts in thousands)	March 31, 2023

Intangible assets:
Solar renewable energy agreements	$340
Performance based incentives agreements	3,240
Tradenames	8,400
Less accumulated amortization	(1,137)

Intangible assets, net	$10,843

Note 7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at March 31, 2023 and December 31, 2022:

	As of
(Amounts in thousands)	March 31, 2023	December 31, 2022
Accrued interest	$11,172	$6,586
Professional fees	2,785	1,749
Accrued contingencies	2,677	2,300
Accrued compensation and related benefits	2,261	6,526
Accrued expenses, other	1,648	3,696
Accrued taxes	1,230	—
Accrued servicing expense	248	—
Accrued equity distributions	33	—
Accrued settlements	—	451
Deferred purchase price consideration – World Energy	—	201
Accrued expenses and other current liabilities	$22,054	$21,509
Note 8. Long-Term Debt

In connection with the acquisition of Legacy Spruce Power, the Company assumed certain long-term debt instruments as of September 9, 2022, the acquisition date of Legacy Spruce Power. In connection with accounting for the business combination, the Company adjusted the carrying value of this long-term debt to its fair value as of the acquisition date. This fair value adjustment resulted in a reduction of the carrying value of the debt by $35.2 million. This adjustment to fair

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 8. Long-Term Debt, continued
value will be amortized to interest expense over the life of the related debt instruments using the effective interest method. Amortization expense for the fair value adjustment for the three months ended March 31, 2023 was $1.5 million.

As part of the acquisition of SEMTH (See Note 4. Acquisition of Master lease agreement (SEMTH)), the Company assumed newly added Debt with Deutsche Bank AG, New York Bank.

Deutsche Bank Credit Agreement

Prior to acquisition of SEMTH (SET Borrower 2022, LLC (“SET Borrower”) by the Company, SEMTH entered into a Credit Agreement with Deutsche Bank AG, New York Bank (“DB Credit Agreement”) as the Facility Agent, On June 10, 2022, which consisted of a term loan of $125.0 million. The DB Credit Agreement is collateralized with all of the assets and property of SET Borrower. The term loan bears interest at the Secured Overnight Financing Rate (“SOFR”) plus the applicable margin. The applicable margin is 2.25% per annum through the first twelve months, 2.50% for the following six months, and 2.75% for the next six months, and 3.00% through the maturity date. The interest rate on the DB Credit Agreement as of March 31, 2023 was 7.03%. The DB Credit Agreement requires SET Borrower to be in compliance with various affirmative and negative covenants. As of March 31, 2023, SET Borrower was in compliance with the covenants contained in the DB Credit Agreement. The term loan requires quarterly payments, which began on August 17, 2022, should the outstanding loan balance exceed the borrowing base on such calculation date with the remaining balance due in a single payment on August 18, 2025.

Note 9. ROU Assets and Lease Liabilities
The Company’s right-of-use ("ROU") assets and lease liabilities are comprised of the following:

	As of
(Amounts in thousands)	March 31, 2023	December 31, 2022
Operating leases:
Right-of-use assets	$3,150	$2,686
Lease liability, current	1,225	781
Lease liability, non-current	2,784	2,365
Finance leases:
Right-of-use assets	34	116
Lease liability, current	54	53
Lease liability, non-current	48	61
Other information related to leases is presented below:

	For the Three Months Ended March 31,
(Amounts in thousands)	2023	2022
Other information:
Operating lease cost	$321	$227
Operating cash flows from operating leases	$417	$240
Weighted-average remaining lease term – operating leases (in months)	42.7	81.1
Weighted-average discount rate – operating leases	4.3%	9.7%

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2023, the annual minimum lease payments of our operating lease liabilities were as follows (in thousands):

For The Years Ending December 31,
2023 (excluding the three months ended March 31, 2023)	$634
2024	770
2025	675
2026	689
2027	346
Thereafter	—
Total future minimum lease payments, undiscounted	3,114
Less: imputed interest	(895)
Present value of future minimum lease payments	$4,009
Note 10. Fair Value Measurements
The Company uses various assumptions and methods in estimating the fair values of its financial instruments.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Private Warrants were valued using a Black-Scholes model, pursuant to the inputs provided in the table below:

	Assumptions for Assets and Liabilities Measured at Fair Value on a Recurring Basis
Input	March 31, 2023	December 31, 2022
Risk-free rate	3.88%	1.11%
Remaining term in years	2.73	3.98
Expected volatility	70.5%	88.8%
Exercise price	$11.50	$11.50
Fair value of common stock	$0.82	$3.31

The Company's interest rate swaps are not traded on a market exchange and the fair values are determined using a valuation model based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreements and uses observable market-based inputs, including estimated future LIBOR interest rates. The fair value of the Company's interest rate swap is the net difference in the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates and are

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 10. Fair Value Measurements, continued
observable inputs available to a market participant. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy.

The debt balances as presented in the Unaudited Condensed Consolidated Balance Sheets approximate the fair value of the respective instruments as the debt is at a variable rate, the estimates of which are considered Level 2 fair value calculations within the fair value hierarchy.
The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of March 31, 2023
(Amounts in thousands)	Level I	Level II	Level III	Total
Asset:
Interest rate swaps	$—	$27,737	$—	$27,737

Liability:
Private Warrants	$—	$—	$142	$142

	Fair Value Measurements as of December 31, 2022
(Amounts in thousands)	Level I	Level II	Level III	Total
Asset:
Interest rate swaps	$—	$32,252	$—	$32,252

Liabilities:
Private Warrants	$—	$—	$256	$256
Fair value of obligation to issue shares of common stock to sellers of World Energy	—	—	151	151
Total	$—	$—	$407	$407
The following is a roll forward of the Company’s Level 3 instruments:

For the Three Months Ended March 31, 2023
(Amounts in thousands)	Liability
Balance, December 31, 2022	$407
Fair value adjustments – Warrant liability	(114)
Share settlement of World Energy Liability	(151)
Balance, March 31, 2023	$142

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 11. Share-Based Compensation Expense
Share-based compensation expense for stock options and restricted stock units for the three months ended March 31, 2023 and 2022 was $0.8 million and $0.4 million, respectively. As of March 31, 2023, there was $5.5 million of unrecognized compensation cost related to stock options which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 3.4 years.
Stock Options
The Company grants stock options to certain employees that will vest over a period of one to four years. A summary of stock option award activity for the three months ended March 31, 2023 was as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2022	6,091,271	$1.39	2.7
Granted	—	—
Exercised	(1,081,679)	0.25
Cancelled or forfeited	(528,176)	6.94
Outstanding at March 31, 2023	4,481,416	$1.02	2.6
Exercisable at March 31, 2023	4,318,930	$0.95	2.6
The aggregate intrinsic value of stock options outstanding as of March 31, 2023 was $2.2 million. The aggregate intrinsic value of stock options exercisable as of March 31, 2023 was $2.2 million. Cash received from options exercised for the three months ended March 31, 2023 and 2022 was $0.3 million and $0.3 million, respectively.
Restricted Stock Units
The Company grants restricted stock units to certain employees that will generally vest over a period of four years. The fair value of restricted stock unit awards is estimated by the fair value of the Company’s Common Stock at the date of grant. Restricted stock units activity during the three months ended March 31, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested, at December 31, 2022	9,832,707	$1.30
Granted	—	—
Vested	(2,731,919)	2.03
Cancelled or forfeited	(766,815)	1.36
Non-vested, at March 31, 2023	6,333,973	$1.28

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 11. Share-Based Compensation Expense, continued
CEO's Ladder Restricted Stock Unit Award
On September 9, 2022, in connection with the acquisition of Legacy Spruce Power and his appointment as President of XL Fleet, the Company granted to CEO a restricted stock unit award (the "Ladder RSUs") of 1,666,666 shares of common stock. The Ladder RSUs vest in 10% increments on the dates the Plan administrator certifies the applicable milestone stock prices have been achieved or exceeded, provided that CEO remains employed on the date of certification and such achievement occurs within ten years of the date of the grant.
The Company used a Monte Carlo simulation valuation model to determine the fair value of the award which is presently accounted for as a liability. The following inputs were used in the simulation: grant date stock price of $1.17, annual volatility of 85.0%, risk-free interest rate of 3.3% and dividend yield of 0.0%. For each tranche, a fair value was calculated as well as a derived service period which represents the median number of years it is expected to take for the Ladder RSUs to meet their corresponding milestone stock price excluding the simulation paths that result in the Ladder RSUs not vesting within the 10 year term of the agreement. Each tranche's fair value will be amortized ratably over the respective derived service period.
The Company recognized approximately $0.1 million of expense related to the Ladder RSUs for the three months ended March 31, 2023 and $0 for the three months ended March 31, 2022.
Note 12. Interest Rate Swaps
The purpose of the swap agreements is to convert the floating interest rate on the Credit Agreements of the Company to a fixed rate. As of March 31, 2023, the notional amount of the interest rate swaps covers approximately 96% of the balance of the Company’s floating rate term loans.

During the three months ended March 31, 2023, the change in the fair value of the interest rate swaps was $5.6 million reflected within Change in Fair Value of Interest Rate Swaps within Other Income (Expense) and $2.5 million were realized gains reflected within Interest Expense, Net in the Unaudited Condensed Consolidated Statements of Operations. See Note 10. Fair Value Measurements for the method used to determine fair value of interest rate swaps. Above amounts also includes Deutsche Bank swap which was assumed by the Company as part of SEMTH asset acquisition transaction.
Note 13. Redeemable Noncontrolling Interest and Noncontrolling Interests
The following table summarizes redeemable noncontrolling interest and noncontrolling interests as of March 31, 2023:

Tax Equity Entity	Date Class A Member Admitted
Redeemable noncontrolling interest:
Level Solar Fund IV LLC	December 2016

Noncontrolling interests:
ORE F4 Holdco, LLC	August 2014
Volta Solar Owner II, LLC	August 2017
The tax equity entities were structured at inception so that the allocations of income and loss for tax purposes will flip at a date in the future. The terms of the tax equity entities' operating agreements contain allocations of taxable income (loss), Section 48(a) ITCs and cash distributions that vary over time and adjust between the members on an agreed date (referred to as the flip date). The operating agreements specify either a date certain flip date or an internal rate of return ("IRR") flip date. The date certain flip date is based on the passage of a fixed period of time as defined in the operating agreements for each entity. The IRR flip date is the date on which the tax equity investor has achieved a contractual rate of return. From

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 13. Redeemable Noncontrolling Interest and Noncontrolling Interests, continued
inception through the flip date, the Class A members' allocation of taxable income (loss) and Section 48(a) ITCs is generally 99% and the Class B members' allocation of taxable income (loss) and Section 48(a) ITCs is generally 1%. After the related flip date (or, if the tax equity investor has a deficit capital account, typically after such deficit has been eliminated), the Class A members' allocation of taxable income (loss) will typically decrease to 5% (or, in some cases, a higher percentage if required by the tax equity investor) and the Class B members' allocation of taxable income (loss) will increase by an inverse amount.
The redeemable noncontrolling interests and noncontrolling interests are comprised of Class A units, which represent the tax equity investors' interest in the tax equity entities. Both the Class A members and Class B members may have call options to allow either member to redeem the other member's interest in the tax equity entities upon the occurrence of certain contingent events, such as bankruptcy, dissolution/liquidation and forced divestitures of the tax equity entities. Additionally, the Class B members may have the option to purchase all Class A units, which is typically exercisable at any time during the periods specified under their respective governing documents, and, in regards to the tax equity entities classified as redeemable noncontrolling interests, also have the contingent obligation to purchase all Class A units if the Class A members exercise their right to withdraw, which is typically exercisable at any time during the nine-month period commencing upon the applicable flip date. The carrying values of the redeemable noncontrolling interests were equal to or greater than the estimated redemption values as of March 31, 2023 and December 31, 2022.
Total assets on the Unaudited Condensed Consolidated Balance Sheets includes $43.5 million for March 31, 2023 and $47.8 million for December 31, 2022 of assets held by variable interest entities ("VIEs") which can only be used to settle obligations of the VIEs.
Total liabilities on the Unaudited Condensed Consolidated Balance Sheets includes $1.1 million for March 31, 2023 and $0.8 million for December 31, 2022 of liabilities that are the obligations of VIEs.

Note 14. Restructuring

The following table summarizes the activity for the three months ended March 31, 2023 in the restructuring liability for employee termination charges. There was no such liability outstanding as of March 31, 2022.

(Amounts in thousands)	Balance at December 31, 2022	Additions	Payments	Balance at March 31, 2023

Employee termination charges	$3,429	$723	$(2,978)	$1,174
Note 15. Commitments and Contingencies
Sponsorship Commitment: In February 2021, the Company agreed to a sponsorship agreement with several entities related to the UBS Arena, Belmont Park and the NY Islanders Hockey Club. Pursuant to that Agreement, the Company was designated an “Official Electric Transportation Partner of UBS Arena” with various associated marketing and branding rights, including the development of electric vehicle charging stations. The sponsorship agreement has a term of three years with a sponsor fee of approximately $500,000 per year, of which approximately $250,000 was paid in June 2021 and the second payment of $250,000 was accrued on December 31, 2021 and paid in January 2022. One of the directors of the Company is a co-owner of the NY Islanders Hockey Club. In the second quarter of 2022, the Company exercised its option to terminate the final two years of the agreement and will incur no further sponsor fees. The Company has incurred costs of approximately $700,000 related to future opportunities to develop electric vehicle charging stations on the UBS Arena area.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 15. Commitments and Contingencies, continued
Legal proceedings: The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business, including proceedings relating to product liability, intellectual property, safety and health, employment and other matters. Management believes that the outcome of such legal proceedings, legal actions and claims will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.
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
In March 2023, two shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. One action is captioned Reali v. Griffin, et al., Case No. 1:23-cv-00289 (the “Reali Action”), and the other action is captioned Tucci v. Ledecky, et al., 1:23-cv-00322 (the “Tucci Action”). The Company believes that the allegations asserted in both complaints are without merit and is vigorously defending the lawsuit. At this time, the Company is unable to estimate potential losses, if any, related to the lawsuits.
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
Val Kay derivatively on behalf of nominal defendant XL Fleet Corp

On June 23, 2022, the Company received a shareholder derivative complaint filed in the U.S. District Court, District of Massachusetts, captioned Val Kay derivatively on behalf of nominal defendant XL Fleet Corp, against all current directors and prior officers and directors. The action was filed by a shareholder purportedly on behalf of the Company, and raises claims for contribution, as well as claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and abuse of control. The factual allegations concern alleged false or misleading statements about the Company’s sales pipeline, supply chain issues, low reorder rates, and the Company’s technology. The Company believes that the allegations

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 15. Commitments and Contingencies, continued
asserted in the action are without merit and is vigorously defending the lawsuit. At this time, the Company is unable to estimate potential losses, if any, related to the lawsuit.
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

Master SREC purchase and sale agreement

The Company has forward sales agreements related to a certain number of SRECs to be generated from the Company’s solar energy systems located in Maryland, Massachusetts, Delaware, and New Jersey to be sold at fixed prices over varying terms of up to 20 years. In the event the Company does not deliver such SRECs to the counter-party, the Company could be forced to pay additional penalties and fees as stipulated within the contracts.

Guarantees

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

ITC recapture provisions

The IRS may disallow and recapture some, or all, of the Investment Tax Credits due to improperly calculated basis after a project was placed in service ("Recapture Event"). If a Recapture Event occurs, Spruce Power is obligated to pay the applicable Class A Member a recapture adjustment, which includes the amounts the Class A Members are required to repay the IRS, including interest and penalties, as well as any third-party legal and accounting fees incurred by the Class A Members in connection to the Recapture Event, as specified in the operating agreements. Such a payment by Spruce Power to the Class A Members are not to be considered a capital contribution to the fund per the operating agreements, nor would it be considered a distribution to the Class A Members. With the exception of the tax matter related to Ampere Solar Owner I noted above, a Recapture Event was not deemed to be probable by the Company, therefore no accrual has been recorded as of March 31, 2023.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 16. Net Loss Per Share
The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31,
(Amounts in thousands, except share and per share data)	2023	2022
Numerator:
Net loss attributable to stockholders	$(19,395)	$(16,077)

Denominator:
Weighted average shares outstanding, basic	146,207,666	141,274,249

Dilutive effect of options, warrants, and restricted stock units	—	—

Weighted average shares outstanding, diluted	146,207,666	141,274,249

Net loss attributable to stockholders per share, basic	$(0.13)	$(0.11)

Net loss attributable to stockholders per share, diluted	$(0.13)	$(0.11)
For the three months ended March 31, 2023 and 2022 potential dilutive securities, which include stock options, warrants and restricted stock units have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.
Note 17. Discontinued Operations
In the fourth quarter of 2022, the Company discontinued the operations of its Drivetrain and XL Grid operations. The following provides supplemental detail of the Company’s discontinued operations for the three months ended March 31, 2023 and 2022.
The following table presents financial results from discontinued operations in the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(Amounts in thousands)	2023	2022
Net income (loss) from discontinued operations:
Drivetrain	$109	$(5,896)
XL Grid	(3,975)	(1,441)
Impairment of goodwill	—	(8,606)
Total	$(3,866)	$(15,943)

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 17. Discontinued Operations, continued
XL Grid

The following table presents financial results of XL Grid operations:

	Three Months Ended March 31,
(Amounts in thousands)	2023	2022

Revenues	$149	$4,165
Operating expenses:
Cost of revenues - inventory and other direct costs	148	2,988
Loss on asset disposal	3,233	—
Selling, general, and administrative expenses	743	2,618
Total operating expenses	4,124	5,606
Net loss from discontinued operations	$(3,975)	$(1,441)

Drivetrain

The following table presents financial results of Drivetrain operations:

	Three Months Ended March 31,
(Amounts in thousands)	2023	2022

Revenues	$9	$598
Operating expenses:
Cost of revenues - inventory and other direct costs	(138)	2,208
Engineering, research, and development	—	2,989
Selling, general, and administrative expenses	—	1,297
Other	38	—
Total operating expenses	(100)	6,494
Net income (loss) from discontinued operations	$109	$(5,896)

The following table presents aggregate carrying amounts of assets and liabilities of discontinued operations in the Unaudited Condensed Consolidated Balance Sheets:

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 17. Discontinued Operations, continued

	As of
(Amounts in thousands)	March 31, 2023	December 31, 2022
Assets from discontinued operations:
Drivetrain	$71	$3,604
XL Grid	—	7,373
Goodwill	—	—
Total assets from discontinued operations	$71	$10,977

Liabilities from discontinued operations:
Drivetrain	$802	$5,743
XL Grid	—	3,648
Total liabilities from discontinued operations	$802	$9,391
Note 18. Subsequent Event
Stock Repurchase Program Authorization

The Board of Directors of the Company has authorized a share repurchase program for the purchase of up to $50 million of the Company's outstanding common stock. The share repurchase program is effective immediately and lasts through May 15, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our financial condition and results of operations. This discussion and analysis should be read together with our results of operations and financial condition and the audited and unaudited consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2023. In addition to historical financial information, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q and under “Risk Factors” in Item 1A of the Annual Report.

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

As used in this discussion and analysis, references to “SPRU,” “the Company,” “we,” “us” or “our” refer only to Spruce Power Holding Corporation and its consolidated subsidiaries. Depending on the context, "Spruce Power" may refer to Legacy Spruce Power prior to its acquisition by the Company on September 9, 2022, or it may also refer to the operation of Legacy Spruce Power's business by the Company after such acquisition.

Overview

Spruce Power is a leading owner and operator of distributed solar energy assets across the United States, owning 72,000 home solar assets and contracts across the United States and making renewable energy more accessible to everyone. The Company generates revenues primarily through the sale of electricity generated by its residential solar energy systems to homeowners pursuant to long-term agreements that obligate the Company’s subscribers to make recurring monthly payments, and the servicing of those agreements for other institutional owners of residential solar energy systems. In addition, the Company also earns interest income from the investment made under the master lease with SS Holdings 2017, LLC and its subsidiaries ("SEMTH" and the “SEMTH Acquisition”).

Corporate Strategy
The Company’s corporate strategy has three key elements:
a.Leveraging the Spruce Power platform to become a leading provider of subscription-based solutions for distributed energy resources – Spruce Power has more than a decade of experience owning and operating rooftop solar systems as well as energy efficiency upgrades. The Company believes that Spruce Power’s proven platform for managing residential solar can be extended to other categories of distributed energy resources. Through leveraging the Spruce Power platform, the Company intends to grow its revenues by providing subscription-based solutions for rooftop solar, energy storage, EV charging and other energy-related products to homeowners and small businesses. The Company is focused on delivering best-in-class customer service, with investment into process and platform improvement for on-site monitoring, customer billing and working with qualified partners for field services.
b.Profitably growing return on assets by focusing on channels with the lowest customer acquisition cost – The Company seeks to grow its subscriber revenues by focusing on the channels that have lowest customer acquisition costs and the ability to increase return on assets, including: acquiring existing systems from other companies or investment funds, selling additional services to existing subscribers, selling services to new customers online and partnering with selected independent installers to provide a subscription-based solution for their customers.
c.Increasing shareholder value by delivering predictable revenues, profits and cash flow – By focusing on subscription-based solutions with long-term customer agreements, the Company seeks to generate consistent revenues, profits and cash flow.

Background
The Company previously provided fleet electrification solutions for commercial vehicles in North America, offering its systems for vehicle electrification (the “Drivetrain” segment) and through its energy efficiency and infrastructure solutions business, including offering and installing charging stations to enable customers to effectively and cost-effectively develop the charging infrastructure required for their electrified vehicles (the “XL Grid” segment).

In the first quarter of 2022, the Company initiated a strategic review of its overall business operations which included assessing its offerings, strategy, processes and growth opportunities which resulted in various restructuring actions. Following the strategic review and restructuring, the Company announced its decision to pursue transformational M&A which ultimately resulted in the Company acquiring Spruce Power in September 2022. Spruce Power was the largest privately held owner and operator of residential rooftop solar systems in the U.S. at the time of the transaction, with more than 52,000 customer subscribers. Spruce Power has grown by acquiring portfolios of residential solar systems from other companies and investors rather than selling individual systems to homeowners through a direct-to-consumer salesforce like many of its competitors. This approach allowed the company to keep its customer acquisition costs low and enabled it to generate consistent Adjusted EBITDA.

In parallel with the change in strategy and acquisition of Spruce Power, the Company initiated a comprehensive review of strategic alternatives for its Drivetrain business with the goal of maximizing shareholder value which culminated in the discontinuing of the Company’s Drivetrain and XL Grid operations in December 2022.

Recent Developments
Capital Investments, Acquisitions and Divestitures
In January 2023, the Company completed the exiting of the legacy XL Fleet operations, including the Drivetrain business and XL Grid business.

In March 2023, the Company completed the acquisition of all the issued and outstanding interests in SEMTH. Total consideration for the SEMTH acquisition included approximately $23 million of cash, net of cash received, and the assumption of $125 million of outstanding senior indebtedness held by SEMTH at the close of the acquisition

Common Share Repurchase Program
In May 2023, the Company’s Board of Directors approved a share repurchase program for the repurchase of up to $50 million of the Company’s outstanding common stock. The term of the program is through May 15, 2025. The Company is not obligated to repurchase any specific number of shares or dollar amount, and may discontinue this share repurchase program at any time.

Key Factors Affecting Operating Results
The Company is a leading owner and operator of distributed solar energy assets across the United States, offering subscription-based solutions to homeowners for rooftop solar energy storage, EV chargers and other energy-related products. Additionally, the Company provides servicing functions for its assets and customers, as well as for other institutional owners of residential solar energy systems. The Company’s operating results and ability to grow its business over time could be impacted by certain factors and trends that affect our industry, as well as elements of the Company’s strategy, such as:

Development of Distributed Energy Assets
The Company’s future growth depends significantly on its ability to acquire operating residential solar energy systems “in-bulk” from other companies. Industry data suggests there is a substantial existing base of operating residential solar energy systems, providing the Company opportunity to pursue M&A. Over the long-term, the continued ability to pursue M&A is dependent on development of distributed energy assets by third parties, namely residential solar energy systems. This development may be impacted by numerous factors that influence homeowner demand for residential solar energy systems including but not limited to macroeconomic dynamics, climate change impacts, and government policy and incentives.

Availability of Financing
The Company’s ability to raise capital from third parties at reasonable terms is a critical element in supporting ownership of our existing residential solar energy assets as well as enabling our future growth. The Company has historically utilized non-recourse, project-level debt as a primary source of capital for acquisitions. The Company’s ability to raise debt either as means to refinance existing indebtedness or for future acquisitions may be impacted by general macroeconomic conditions, the health of debt capital markets, the interest rate environment, and general concerns over its industry or specific concerns over its business.
Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

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

Information with respect to the consolidated statements of operations for the three months ended March 31, 2023 and 2022 are presented below:

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022	$ Change	% Change
Revenues	$18,095	$—	$18,095	N.M. %
Operating expenses:
Cost of revenues	7,853	—	7,853	N.M. %
Selling, general and administrative expenses	15,717	7,734	7,983	103%
Loss from operations	(5,475)	(7,734)	2,259	(29)%
Other (income) expense	9,503	(7,600)	17,103	(225)%
Net loss from continuing operations	(14,978)	(134)	(14,844)	11078%
Net loss from discontinued operations	(3,866)	(15,943)	12,077	(76)%
Net loss	(18,844)	(16,077)	(2,767)	17%
Less: Net income attributable to noncontrolling interests	551	—	551	N.M. %
Net loss attributable to stockholders	$(19,395)	$(16,077)	$(3,318)	21%

Net loss per common share:
Basic and diluted	$(0.13)	$(0.11)	$(0.02)	17%

Revenues

Revenues and cost of revenues represent the residential solar energy system revenues and related costs from the acquisition of Legacy Spruce Power on September 9, 2022. Revenues and cost of revenues related to the Company’s Drivetrain and XL Grid operations are included in the net loss from discontinued operations.

Selling, General and Administrative

Selling, general, and administrative expenses increased by $8.0 million to $15.7 million in the three months ended March 31, 2023 from $7.7 million for the three months ended March 31, 2022. Selling, general, and administrative expenses for the three months ended March 31, 2023 include the ongoing operations of the Company’s residential solar business and corporate functions as well as certain remaining costs associated with the Company’s historic operations including certain integration related costs as well as legal costs related to the SEC investigation and shareholder lawsuits. Selling, general, and administrative expenses for the three months ended March 31, 2022 primarily consists of the Company’s corporate functions as well as legal costs related to the SEC investigation and certain costs not allocated to the operating segments. Selling, general, and administrative expenses related to the Company’s previous Drivetrain and XL Grid segments have been reclassed to discontinued operations.

Other (Income) Expense

Other expense was $9.5 million for the three months ended March 31, 2023 versus $7.6 million of income for the three months ended March 31, 2022. Other expense for the three months ended March 31, 2023 includes $6.8 million of interest expense, net and $5.6 million of expense from the change in the fair value of interest rate swaps used by the Company to reduce the effect of the volatility of its variable-rate debt. Interest expense and the impact of the change in the fair value of the interest rate swap relate to debt and interest rate swap agreement the Company assumed with the September 2022 acquisition of Legacy Spruce Power. Higher interest expense associated with the Company’s debt is partially offset by higher interest rate income associated with higher interest rates in the current year. The Company also recognized approximately $2.7 million of gains for the sale of solar systems for customer contract buyouts.
In the three months ended March 31, 2022, the Company recognized a gain on the extinguishment of debt of $4.5 million and a gain from the change in fair value of its warrant liability of $2.7 million, as compared to a gain from the change in fair value of the warrant liability of $0.1 million in 2023. Partially offsetting the impact of these items was $2.7 million of gains in 2023 related to the disposal of assets.

Net loss from discontinued operations

Net loss from discontinued operations decreased to $3.9 million for the three months ended March 31, 2023 from $15.9 million for the three months ended March 31, 2022. The decrease reflects the Company’s exit of Drivetrain business in the fourth quarter of 2022 and the sale of World Energy Efficiency Services in January of 2023. The loss from discontinued operations for the three months ended March 31, 2023 primarily consists on the loss from the sale of World Energy Efficiency Services.

Liquidity and Capital Resources
The Company’s cash requirements depend on many factors, including the execution of its business strategy. The Company remains focused on carefully managing costs, including capital expenditures, maintaining a strong balance sheet, and ensuring adequate liquidity. The Company’s primary cash needs are for debt service, acquisition of solar systems, operating expenses, working capital and capital expenditures to support the growth in its business. Working capital is impacted by the timing and extent of the Company’s business needs. As of March 31, 2023, the Company had working capital of $182.7 million, including cash and cash equivalents and restricted cash of $205.9 million.

With the acquisition of Legacy Spruce Power in September 2022, the Company assumed all of the outstanding debt of Legacy Spruce Power which had a principal balance of $542.5 million on the date of the acquisition. With the SEMTH acquisition in the first quarter of 2023, the Company assumed $125 million of debt. As of March 31, 2023, the Company has $620.1 million of long-term debt, including current portions. The Company is required to complete debt service coverage ratio calculations on a quarterly basis as part of its debt covenants. All debt covenant requirements were satisfied as of the March 31, 2023 analyses.

Based on the Company’s current liquidity, management believes that no additional capital will be needed to execute its current business plan over the next 12 months. The Company continually evaluates its cash needs to raise additional funds or seek alternative sources to invest in growth opportunities and other purposes.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Net cash provided by (used in)
Continuing operating activities	$(3,678)	$(10,476)
Discontinued operating activities	(4,573)	(8,620)
Continuing investing activities	(20,377)	—
Discontinued investing activities	325	754
Continuing financing activities	(5,916)	248
Discontinued financing activities	—	(121)
Net change in cash and cash equivalents and restricted cash	$(34,219)	$(18,215)

Cash Flows Used in Operating Activities

The net cash used in continuing operations for the three months ended March 31, 2023 consists of the operations of Legacy Spruce Power and incremental operating costs associated with being a public company. The cash used in continuing operations for the three months ended March 31, 2022 primarily consist of corporate costs and certain other costs that were not allocated to the operating units. The decrease in cash used in continuing operating activities is reflective of positive impact of the residential solar business.

Cash Flows Used in Investing Activities

Cash used in investing activity for the three months ended March 31, 2023 include $23.1 million of cash paid, net of cash acquired for the SEMTH acquisition partially offset by $1.0 million of proceeds from the investment and $1.8 million of proceeds from the sale of solar energy systems.

Cash Flows Used in Financing Activities

The net used in financing activities includes $6.1 million for the repayment of long term debt.
Off-Balance Sheet Arrangements
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

The Company’s significant accounting policies are consistent with those discussed in Note2. Summary of Significant Accounting Policies, to the consolidated financial statements and MD&A section of the Company’s 2022 Annual Report on Form 10-K and Note 2. Summary of Significant Accounting Policies to its historical financial statements included elsewhere in this Quarterly Report on Form 10-Q (see Note 2. Summary of Significant Accounting Policies note to the accompanying Unaudited Condensed Consolidated Financial Statements). The Company has identified the following accounting policies as its most critical because they require a greater degree of judgment and complexity:

● Acquisitions

● Revenue recognition

● Warrant liabilities

● Inventories

● Warranties

● Impairment of long-lived assets

● Goodwill

● Valuation of deferred tax assets

● Redeemable noncontrolling interest and noncontrolling interests

● Interest Rate Swaps

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.” The Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and communicated to its Management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The Company’s Management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures as of March 31, 2023. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2023, because of the material weaknesses in internal control over financial reporting described below.

Notwithstanding the identified material weaknesses, Management believes that the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP
Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its financial statements would not be prevented or detected on a timely basis. These deficiencies could result in misstatements to the Company's financial statements that would be material and would not be prevented or detected on a timely basis.

As previously disclosed under “Item 9A – Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, Management concluded that its internal control over financial reporting was not effective based on the material weakness identified related to the ineffective design and implementation of Information Technology General Controls (“ITGC”). The Company’s ITGC deficiencies included improperly designed controls pertaining to user access rights and segregation of duties over systems that are critical to the Company’s system of financial reporting.

In the course of preparing the financial statements for the three months ended March 31, 2023, Management identified a material weakness in internal control over financial reporting, which relates to review and approval of manual journal entries and related segregation of duties. The Company has not designed and maintained effective controls over the review and approval of manual journal entries, including implementing appropriate segregation of duties.

In addition, Management identified a material weakness in internal control over financial reporting related to the accounting for complex transactions. Specifically, Management determined that the Company did not maintain an effective control environment as it did not have sufficient resources, resulting in the lack of effectively designed controls to account for complex transactions.

These deficiencies represent material weaknesses in the Company’s internal control over financial reporting as there is a reasonable possibility that a material misstatement with respect to the Company’s significant accounts and disclosures will not be prevented or detected on a timely basis.

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

Management believes the Company is making progress toward achieving the effectiveness of its internal controls and disclosure controls. The actions that Management is taking are subject to ongoing Management review, as well as audit committee oversight. Management will not be able to conclude whether the steps it is taking will fully remediate these material weaknesses in the Company's internal control over financial reporting until Management has completed its remediation efforts and subsequent evaluation of their effectiveness. Management will continue to assess the effectiveness of its internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2023, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our material pending legal proceedings, see Legal Proceedings in Note 15. Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2022, filed with the SEC on March 30, 2023 except as described below. Investors are encouraged to review these risk factors prior to making an investment in the Company and in conjunction with their review of this Quarterly Report on Form 10-Q.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely impact our business, financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. We maintain deposits at financial institutions as a part of doing business that could be at risk if another similar event were to occur. Our ongoing cash management strategy is to maintain the majority of our deposit accounts in large "money center" financial institutions, but there can be no assurance this strategy will be successful. Increasing concerns regarding the U.S. or international financial systems, including bank failures and bailouts, and their potential broader effects and potential systemic risk on the banking sector generally, may adversely affect our access to capital. Any decline in available funding or access to our cash and liquidity resources could, among other risks, limit our ability to meet our capital needs and fund future growth or fulfill our other obligations, or result in breaches of our financial and/or contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
None
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

SPRUCE POWER HOLDING CORPORATION

Date: May 17, 2023	By:	/s/ Christian Fong
	Name:	Christian Fong
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2023	By:	/s/ Donald P. Klein
	Name:	Donald P. Klein
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)