Form 10-Q
period 2023-06-30
SPRUCE POWER HOLDING CORP
filed 2023-08-11
CIK 1772720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q
___________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2023, 147,225,403 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that relate to future events or our future financial performance including, but not limited to, statements regarding the plans, strategies and prospects, both business and financial, of the Company, our growth plans, future financial and operating results, costs and expenses, the outcome of contingencies, financial condition, results of operations, liquidity, cost savings, business strategies, and other statements that are not historical facts. Forward-looking statements can be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “opportunity,” “plan,” “predict,” “potential,” “estimate,” “should,” “will,” “would” or the negative of these terms or other words of similar meaning. These statements are based upon the Company’s current plans and strategies and reflect the Company’s current assessment of the risks and uncertainties related to its business and are made as of the date of this report. These statements are inherently subject to known and unknown risks and uncertainties. You should read these statements carefully as they discuss our future expectations or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results to differ materially from those currently anticipated include the following:
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
•The solar energy systems we own or may acquire, including those we acquired through our acquisition of SS Holdings 2017, LLC and its subsidiaries ("SEMTH"), may have a limited operating history and may not perform as we expect, including as a result of unsuitable solar and meteorological conditions.
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
•We are subject to cybersecurity risks.
ii

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
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are more fully described in Part II, Item 1A under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and the risk factors set forth in Part I, Item 1A Risk Factors, within our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2023 (the “Annual Report”). These factors are not exhaustive. Other sections of this Quarterly Report on Form 10-Q, such as our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 describe additional factors that could adversely affect the business, financial condition or results of operations of the Company and its consolidated subsidiaries. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward- looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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
iii

Part I - Financial Information
Item 1. Financial Statements
Spruce Power Holding Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	As of
(In thousands, except share and per share amounts)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$162,749	$220,321
Restricted cash	29,361	19,823
Accounts receivable, net of allowance of $11.3 million and $12.2 million as of June 30, 2023 and December 31, 2022, respectively	13,565	8,336
Interest rate swap assets, current	13,558	10,183
Prepaid expenses and other current assets	8,062	5,316
Current assets of discontinued operations	—	10,977
Total current assets	227,295	274,956
Investment related to SEMTH master lease agreement	146,627	—
Property and equipment, net	475,688	396,168
Interest rate swap assets, non-current	21,900	22,069
Intangible assets, net	10,553	—
Deferred rent assets	1,585	1,626
Right-of-use assets, net	4,499	2,802
Goodwill	28,757	128,548
Other assets	254	383
Long-term assets of discontinued operations	37	—
Total assets	$917,195	$826,552

Liabilities, redeemable noncontrolling interests and stockholders’ equity
Current liabilities:
Accounts payable	$3,291	$2,904
Current portion of long-term debt	25,971	25,314
Accrued expenses and other current liabilities	19,521	21,509
Deferred revenue, current	86	39
Lease liability, current	706	834
Current liabilities of discontinued operations	—	9,097
Total current liabilities	49,575	59,697
Long-term debt, net of current portion	587,393	474,441
Deferred revenue, non-current	887	452
Lease liability, non-current	4,582	2,426
Warrant liabilities	109	256
Unfavorable solar renewable energy agreements, net	8,278	—
Other long-term liabilities	15	10
Long-term liabilities of discontinued operations	191	294
Total liabilities	651,030	537,576
Commitments and contingencies (Note 15)

Redeemable noncontrolling interests	199	85
Stockholders’ equity:
Common stock, $0.0001 par value; 350,000,000 shares authorized at June 30, 2023 and December 31, 2022; 150,143,890 and 148,279,717 shares issued and outstanding at June 30, 2023, respectively, and 144,375,226 issued and outstanding at December 31, 2022	14	14
Additional paid-in capital	473,538	473,277
Noncontrolling interests	2,415	8,942
Accumulated deficit	(208,387)	(193,342)
Treasury stock at cost, 1,864,173 shares and 0 at June 30, 2023 and December 31, 2022, respectively	(1,614)	—
Total stockholders’ equity	265,966	288,891
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$917,195	$826,552

See notes to unaudited condensed consolidated financial statements.

Spruce Power Holding Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share and share amounts)	2023	2022	2023	2022

Revenues	$22,813	$—	$40,908	$—
Operating expenses:
Cost of revenues	8,594	—	16,447	—
Selling, general, and administrative expenses	15,985	9,782	31,702	17,516
Total operating expenses	24,579	9,782	48,149	17,516
Loss from operations	(1,766)	(9,782)	(7,241)	(17,516)
Other (income) expense:
Interest expense, net	7,216	7	14,032	19
Gain on extinguishment of debt	—	—	—	(4,527)
Gain on disposal of assets	(794)	—	(3,452)	—
Change in fair value of obligation to issue shares of common stock to sellers of World Energy	—	(137)	—	(498)
Change in fair value of warrant liabilities	(33)	(1,783)	(148)	(4,500)
Change in fair value of interest rate swaps	(9,190)	—	(3,602)	—
Other income, net	(752)	(22)	(880)	(29)
Net income (loss) from continuing operations	1,787	(7,847)	(13,191)	(7,981)
Net loss from discontinued operations (including loss on disposal of $(3,083) for the six months ended June 30, 2023)	(183)	(4,851)	(4,049)	(20,794)
Net income (loss)	1,604	(12,698)	(17,240)	(28,775)
Less: Net loss attributable to redeemable noncontrolling interests and noncontrolling interests	(1,461)	—	(910)	—
Net income (loss) attributable to stockholders	$3,065	$(12,698)	$(16,330)	$(28,775)
Net income (loss) attributable to stockholders per share, basic	$0.02	$(0.09)	$(0.11)	$(0.20)
Net income (loss) attributable to stockholders per share, diluted	$0.02	$(0.09)	$(0.11)	$(0.20)
Net loss from discontinued operations, basic	$—	$(0.03)	$(0.03)	$(0.15)
Net loss from discontinued operations, diluted	$—	$(0.03)	$(0.03)	$(0.15)
Weighted-average shares outstanding, basic	148,894,058	142,247,590	147,687,578	141,760,478
Weighted-average shares outstanding, diluted	161,606,658	142,247,590	147,687,578	141,760,478

See notes to unaudited condensed consolidated financial statements.

Spruce Power Holding Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

		Three and Six Months Ended June 30, 2023
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Non controlling Interests	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
(In thousands, except share data)		Shares	Amount
Balance at December 31, 2022	$85	144,375,226	$14	$473,277	$8,942	$(193,342)	$—	$288,891
Cumulative-effect adjustment of ASC 326 adoption	—	—	—	—	—	1,285	—	1,285
Fair value adjustment for Spruce Acquisition	240	—	—	(1,813)	(5,490)	—	—	(7,303)
Exercise of stock options	—	1,081,679	—	283	—	—	—	283
Issuance of restricted stock	—	2,731,919	—	—	—	—	—	—
Issuance of common stock	—	206,546	—	150	—	—	—	150
Capital distributions to noncontrolling interests	(108)	—	—	—	(88)	—	—	(88)
Stock-based compensation expense	—	—	—	796	—	—	—	796
Net income (loss)	(39)	—	—	—	590	(19,395)	—	(18,805)
Balance at March 31, 2023	$178	148,395,370	$14	$472,693	$3,954	$(211,452)	$—	$265,209
Exercise of stock options	—	893,093		252	—	—	—	252
Issuance of restricted stock	—	855,427	—	—	—	—	—	—
Share repurchases	—	—	—	—	—	—	(1,614)	(1,614)
Stock-based compensation expense	—	—	—	593	—	—	—	593
Capital distributions to noncontrolling interests	—	—	—	—	(57)	—	—	(57)
Net income (loss)	21	—			(1,482)	3,065	—	1,583
Balance at June 30, 2023	$199	150,143,890	$14	$473,538	$2,415	$(208,387)	$(1,614)	$265,966

		Three and Six Months Ended June 30, 2022
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital	Non controlling Interests	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share data)		Shares	Amount
Balance at December 31, 2021	$—	140,540,671	$14	$461,207	$—	$(99,411)	$361,810
Exercise of stock options	—	1,312,320	—	258	—	—	258
Issuance of restricted stock	—	2,205	—	—	—	—	—
Issuance of shares as contingent consideration relating to Quantum business acquisition	—	100,000	—	186	—	—	186
Stock-based compensation expense	—	—	—	381	—	—	381
Net loss	—	—	—	—	—	(16,077)	(16,077)
Balance at March 31, 2022	—	141,955,196	14	462,032	—	(115,488)	346,558
Exercise of stock options	$—	440,065	—	175	$—	—	175
Issuance of restricted stock	—	97,572	—	—	—	—	—
Stock-based compensation expense	—	—	—	1,081	—	—	1,081
Net loss	—	—	—	—	—	(12,698)	(12,698)
Balance at June 30, 2022	$—	142,492,833	$14	$463,288	$—	$(128,186)	$335,116

See notes to unaudited condensed consolidated financial statements.

Spruce Power Holding Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2023	2022

Operating activities:
Net loss	$(17,240)	$(28,775)
Add back: Net loss from discontinued operations	4,049	20,794
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,389	1,462
Bad debt expense	1,104	—
Depreciation and amortization expense	10,890	1,204
Impairment expense	73	—
Change in fair value of obligation to issue shares of common stock	—	(498)
Change in fair value of interest rate swaps	(3,602)	—
Change in fair value of warrant liabilities	(148)	(4,500)
Interest income related to SEMTH master lease agreement	(1,394)	—
Gain on extinguishment of debt	—	(4,527)
Gain on disposal of assets	(3,452)	—
Loss on disposal of World Energy	3,083	—
Change in operating right-of-use assets	(18)	—
Amortization of debt discount	2,914	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,240)	—
Deferred rent assets	41	—
Prepaid expenses and other current assets	(584)	(659)
Other assets	126	—
Accounts payable	387	(3,565)
Accrued expenses and other current liabilities	(5,898)	(3,268)
Other long-term liabilities	8	—
Deferred revenue	482	—
Net cash used in continuing operating activities	(13,030)	(22,332)
Net cash used in discontinued operating activities	(5,241)	(7,940)
Investing activities:
Proceeds from sale of solar energy systems	3,631	—
Proceeds from investment related to SEMTH master lease agreement	5,290	—
Cash paid to acquire SEMTH assets, net of cash acquired	(23,360)	—
Purchases of other property and equipment	(124)	—
Net cash used in continuing investing activities	(14,563)	—
Net cash provided by discontinued investing activities	325	744
Financing activities:
Repayments of long-term debt	(14,305)	—
Repayments under financing leases	(21)	(28)
Proceeds from issuance of common stock	150	—
Proceeds from exercise of stock options	535	433

Remittance of statutory withholding on stock-based payment awards	(17)	—
Share repurchases	(1,614)	—
Capital distributions to redeemable noncontrolling interests and noncontrolling interests	(253)	—
Net cash (used in) provided by continuing financing activities	(15,525)	405
Net cash used in discontinued financing activities	—	(182)
Net change in cash and cash equivalents and restricted cash:	(48,034)	(29,305)
Cash and cash equivalents and restricted cash, beginning of period	240,144	351,826
Cash and cash equivalents and restricted cash, end of period	$192,110	$322,521
Supplemental disclosure of cash flow information:
Interest expense paid	$15,980	$35
Supplemental disclosures of noncash investing and financing information:
Right-of-use assets obtained in exchange for lease liability	$—	$1,815
Settlement of operating lease liability	$1,170	$474
Settlement of contingent liability through issuance of shares	$—	$186

See notes to unaudited condensed consolidated financial statements.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

Description of Business: Spruce Power Holding Corporation (formerly known as XL Fleet Corp.) and its subsidiaries ("Spruce Power" or the “Company”) is a leading owner and operator of distributed solar energy assets across the United States, offering subscription-based services to approximately 72,000 home solar assets and contracts, making renewable energy more accessible to everyone.

The Company generates revenues primarily through (i) the sale of electricity generated by its residential solar energy systems to homeowners pursuant to long-term agreements, which obligate the Company’s subscribers to make recurring monthly payments and (ii) the servicing of those agreements for other institutional owners of residential solar energy systems. The Company also generates cash flows and earns interest income from its investment made during the first quarter of 2023 under the master lease with SS Holdings 2017, LLC and its subsidiaries ("SEMTH").
The Company holds subsidiary fund companies, defined below as the Funds, that own and operate portfolios of residential solar energy systems, which are subject to solar lease agreements ("SLAs") and power purchase agreements ("PPAs", together with the SLAs, "Customer Agreements") with residential customers who benefit from the production of electricity generated by the solar energy systems. The solar energy systems may qualify for subsidies, renewable energy credits and other incentives as provided by various states and local agencies. These benefits have generally been retained by the Company's subsidiaries that own the systems, with the exception of the investment tax credit under Section 48 of the Internal Revenue Code, which were generally passed through to the various financing partners of the solar energy systems.

The Company engages in activities that result in energy efficiency, and also offers services which include asset management services and operating and maintenance services for residential solar energy systems.
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
In the first quarter of 2022, the Company initiated a strategic review of its overall business operations which included assessing its offerings, strategy, processes and growth opportunities. As a result of the strategic review, in the first quarter of 2022, the Company made the following decisions relating to the restructuring of its Drivetrain business: (i) the elimination of a substantial majority of the Company’s hybrid drivetrain products; (ii) the elimination of its Plug-In Hybrid Electric Vehicles (“PHEV”) products; (iii) the reduction in the size of the Company’s workforce by approximately 50 employees; (iv) the closure of the Company’s production center and warehouse in Quincy, IL; (v) the closure of the Company’s engineering activities in its Boston office; and (vi) the termination of the Company’s partnership with eNow.

Following the strategic review, the Company announced its decision to pursue transformational mergers and acquisition (“M&A”) opportunities, enabled by a significant cash balance resulting from the Company’s go-public transaction completed in December 2020. This included the implementation of a process to institutionalize the M&A effort, resulting in the formation of an investment committee comprised of senior members of the Company’s executive team and members of its Board of Directors. The objective of the investment committee was to continue the exploration of value-generative opportunities in the decarbonization and energy transition ecosystem, focused on three core requirements, (i) a business that is making an impact on decarbonization, (ii) a leader in an established, growing market segment, and (iii) a company that is generating positive EBITDA.

As a result of these efforts, on September 9, 2022, the Company acquired 100% of the membership interests of Spruce Holding Company 1 LLC, Spruce Holding Company 2 LLC, Spruce Holding Company 3 LLC, and Spruce Manager LLC (collectively and together with their subsidiaries, “Legacy Spruce Power”) (See Note 3. Business Combinations). Legacy Spruce Power was one of the largest privately held owner and operator of residential solar energy systems in the U.S. at the

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Organization and Description of Business, continued
time of the transaction, with approximately 51,000 customer subscribers as of December 31, 2022. Spruce Power sells the power generated by solar energy systems to its residential homeowners pursuant to long-term agreements that require subscribers to make recurring monthly payments.

With the completion of the acquisition of Legacy Spruce Power, the Company announced that it would analyze strategic alternatives related to its Drivetrain business. In December 2022, the Company announced that it was exiting its Drivetrain business and would be selling a portion of the business for an immaterial amount to Shyft Group USA (“Shyft”) which closed in January 2023. Shyft bought certain technical equipment and assumed the Company’s Wixom, Michigan facility and also offered employment to certain engineers and other sales personnel. Shyft also assumed completion of the Company’s pilot development agreement with the Department of Defense related to vehicle hybridization (with the Company retaining rights to potential future royalties from the program). In the fourth quarter of 2022, the Company also announced that it had sold certain battery inventory and its legacy hybrid technology to RMA Group, an automotive and equipment supplier in Southeast Asia.

After the acquisition of Legacy Spruce Power, the Company also began reviewing the operations of its XL Grid business, to evaluate its strategic fit with Legacy Spruce Power. In the fourth quarter of 2022, the Company entered into a non-binding letter of intent for the sale of World Energy Efficiency Services, LLC (“World Energy”) for an immaterial amount. The divestiture of World Energy closed in January 2023 and the Company subsequently ceased its XL Grid operations.

Both the Drivetrain and XL Grid operations are presented as discontinued operations in the unaudited condensed consolidated financial statements.
Note 2. Summary of Significant Accounting Policies
Basis of unaudited condensed consolidated financial statement presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. The Company has condensed or omitted certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP pursuant to the applicable rules and regulations of the SEC regarding interim financial reporting. As such, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2022 annual audited consolidated financial statements and accompanying notes included in its Annual Report. The Company’s interim unaudited condensed consolidated financial statements reflect all normal and recurring adjustments necessary, in its opinion, to state fairly the financial position and results of operations for the reported periods. Amounts reported for interim periods may not be indicative of a full year period due to the Company’s continual growth, seasonal fluctuations in demand for power, timing of maintenance and other expenditures, changes in interest expense and other factors.
The Company's accompanying unaudited condensed consolidated financial statements include the accounts of its wholly owned subsidiaries and variable interest entities, for which the Company is the primary beneficiary. All intercompany transactions have been eliminated in consolidation.
Use of estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of expenses during the reporting period. The Company’s most significant estimates and judgments involve, deferred income taxes, warranty reserves, valuation of share-based compensation, useful lives of certain assets and liabilities, the valuation of redeemable noncontrolling interests and noncontrolling interests, the allowance for current expected credit losses, warrant liabilities, asset acquisition transactions and the valuation of business combinations, including the fair values and useful lives of acquired assets and assumed liabilities. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.

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

The Company's investments in Volta Solar Owner II, LLC, ORE F4 HoldCo, LLC and Level Solar Fund IV LLC (collectively, the "Funds") were determined to be variable interests in VIEs. The Company considered the provisions within the contractual arrangements that grant it power to manage and make decisions that affect the operation of the VIEs, including determining the solar energy systems contributed to the VIEs, and the operation and maintenance of the solar energy systems. The Company considers the rights granted to the other investors under the contractual arrangements to be more protective in nature rather than substantive participating rights. As such, the Company was determined to be the primary beneficiary and the assets, liabilities and activities of the Funds are consolidated by the Company (See Note 13. Redeemable Noncontrolling Interests and Noncontrolling Interests).

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

The HLBV method is a balance sheet-focused approach. Under this method, a calculation is prepared at each reporting date to determine the amount that each member would receive if the entity were to liquidate all of its assets and distribute the resulting proceeds to its creditors and members based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is used to derive each member's share of the income or loss for the period. Factors used in the HLBV calculation include GAAP income (loss), taxable income (loss), capital contributions, investment tax credits, capital distributions and the stipulated targeted investor return specified in the subsidiaries' operating agreements. Changes in these factors could have a significant impact on the amounts that investors would receive upon a hypothetical liquidation.

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
Concentration of credit risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. At times, such cash may be in excess of the FDIC limit. At June 30, 2023 and December 31, 2022, the Company had cash in excess of the $250,000 federally insured limit. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as most of the balances are kept in treasury bills, which are government backed securities.
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

Restricted cash: Restricted cash held at June 30, 2023 and December 31, 2022 of $29.4 million and $19.8 million respectively, primarily consists of approximately $29.2 million and $19.7 million, respectively, of cash that is subject to restriction due to provisions in the Company's financing agreements and the operating agreements of the Funds that are accounted for as consolidated VIEs. The carrying amount reported in the unaudited condensed consolidated balance sheets for restricted cash approximates fair value.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reflected on the unaudited condensed consolidated balance sheets to the total amounts shown in the unaudited condensed consolidated statements of cash flows for the end of the periods:

	As of
(Amounts in thousands)	June 30, 2023	June 30, 2022
Cash and cash equivalents	$162,749	$322,371
Restricted cash	29,361	150
Total cash, cash equivalents and restricted cash	$192,110	$322,521
Accounts receivable, net: Accounts receivable primarily represent amounts due from the Company’s residential customers. Accounts receivable is recorded net of an allowance for expected credit losses, which is determined by the Company’s assessment of the collectability of customer accounts based on the best available data at the time of the assessment. Management reviews the allowance by considering factors such as historical experience, contractual term, aging category and current economic conditions that may affect customers. The following table presents the changes in the allowance for credit losses recorded against accounts receivable, net on the unaudited condensed consolidated balance sheets:

	As of
(Amounts in thousands)	June 30, 2023	December 31, 2022
Balance at beginning of period	$12,164	$12,164
Impact of ASC 326 adoption	(1,285)	—
Write-off of uncollectible accounts	(661)
Provision for current expected credit losses	1,104	—
Balance at end of period	$11,322	$12,164
Derivative instruments and hedging activities: The Company utilizes interest rate swaps to manage interest rate risk on existing and planned future debt issuances. The fair value of all derivative instruments are recognized as assets or liabilities at the balance sheet date on the unaudited condensed consolidated balance sheets. The fair value of the interest rate swaps are calculated by discounting the future net cash flows to the present value based on the terms and conditions of the agreements and the forward interest rate curves. As these inputs are based on observable data and valuations of similar instruments, the interest rate derivatives are primarily categorized as Level 2 in the fair value hierarchy.
Prepaid expenses and other current assets: Prepaid expenses and other current assets include prepaid insurance, prepaid rent, and supplies, which are expected to be recognized or realized within the next 12 months.

Property and equipment, net: Property and equipment, net consists of solar energy systems and other property and equipment.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies, continued
Solar energy systems, net: Solar energy systems, net consists of residential solar energy systems which are subject to long-term customer agreements. Solar energy systems are recorded at their fair value upon acquisition. Subsequently, any impairment charges that may arise are recognized and the impairment loss reduces the carrying amount of the asset to its recoverable amount. For all acquired systems, the Company calculates depreciation using the straight-line method over the remaining useful life as of the acquisition date based on a 30-year useful life from the date the asset was placed in service. When a solar energy system is sold or otherwise disposed of, a gain (or loss) is recognized for the amount of cash received in excess of the net book value of the solar energy system (or vice versa), at which time the related solar energy system is removed from the unaudited condensed consolidated balance sheets.

Depreciation expense of solar energy systems for the three and six months ended June 30, 2023 was $5.6 million and $11.6 million respectively, and $0 for the three and six months ended June 30, 2022.
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

Leasehold improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the life of the respective asset, are expensed as incurred. When property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is recorded in the unaudited condensed consolidated statements of operations as a component of other income, net.

Depreciation expense of other property and equipment for the three and six months ended June 30, 2023 was $0.1 million for both periods, and for the three and six months ended June 30, 2022 was $0.2 million and $0.4 million, respectively.
Intangible assets, net: The Company’s intangible assets include solar renewable energy credit agreements, performance based incentive agreements, and a trade name. The Company amortizes its intangible assets that have finite lives based on the pattern in which the economic benefit of the asset is expected to be utilized. The useful life of the Company’s intangible assets generally range between three years and 30 years. The useful life of intangible assets are assessed and assigned based on the facts and circumstances specific to the assets. The Company recognizes the amortization of (i) solar renewable energy agreements and performance based incentive agreements as a reduction to revenue and (ii) the trade name as amortization expense within selling, general and administrative expenses.

Asset retirement obligations (“ARO”): Customer agreements only require that solar energy systems be removed if: (i) the customer has not renewed the customer agreement or exercised their purchase option and (ii) the host customer requests the Company to remove the system. Upon review of the Company's estimate of the probability of required system removal, the Company considered current industry trends and has determined that it is highly probable that the customers will choose to renew their agreements or exercise the buyout option as the systems have an estimated useful life greater than the terms of the customer agreements and would still present value to the customer through energy cost savings. Therefore, the Company believes that the probability-weighted estimated removal costs are nominal and no ARO liability has been recorded.
Business combinations: The Company accounts for the acquisition of a business using the acquisition method of accounting. Amounts paid to acquire a business are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The Company engages third-party appraisal firms to assist in the fair value

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies, continued
determination. The Company determines the fair value of purchase consideration, including contingent consideration, and acquired intangible assets based on valuations received from the appraisal firm that used information and assumptions provided by Management. The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill. The results of operations of acquired businesses are included in the Company's financial statements from the date of acquisition forward. Acquisition-related costs are expensed in periods in which the costs are incurred.

Asset acquisitions: The Company accounts for assets acquired based on the consideration transferred by us, including direct and incremental transaction costs incurred by the Company as a result of the acquisition. An asset acquisition’s cost or the consideration transferred by us is assumed to be equal to the fair value of the net assets acquired. If the consideration transferred is cash, measurement is based on the amount of cash the Company paid to the seller, as well as transaction costs incurred by us. Consideration given in the form of nonmonetary assets, liabilities incurred or equity interests issued is measured based on either the cost to us or the fair value of the assets or net assets acquired, whichever is more clearly evident. The cost of an asset acquisition is allocated to the net assets acquired based on their estimated relative fair values. The Company engages third-party appraisal firms to assist in the fair value determination. Goodwill is not recognized in an asset acquisition.
Impairment of long-lived assets: The Company reviews long-lived assets, including solar energy systems, other property and equipment, and intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. The Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value. There has been no impairment charge for the periods presented.

Impairment of goodwill: Goodwill represents the excess of cost over the fair market value of net tangible and identifiable intangible assets of acquired businesses. Goodwill is not amortized, however it is annually tested for impairment, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. The Company has recorded goodwill in connection with its historical business acquisitions.

The Company performs its annual goodwill impairment assessment on October 1 of each fiscal year, or more frequently if events or circumstances arise which indicate that goodwill may be impaired. An assessment can be performed by first completing a qualitative assessment of the Company’s single reporting unit. The Company can also bypass the qualitative assessment in any period and proceed directly to the quantitative impairment test, and then resume the qualitative assessment in any subsequent period. Qualitative indicators that may trigger the need for annual or interim quantitative impairment testing include, among other things, deterioration in macroeconomic conditions, declining financial performance, deterioration in the operational environment, or an expectation of selling or disposing of a portion of the reporting unit. Additionally, a significant change in business climate, a loss of a significant customer, increased competition, a sustained decrease in share price, or a decrease in estimated fair value below book value may trigger the need for interim impairment testing of goodwill.
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

The Company determines the fair value of its reporting unit using the market or income approach. Under the market approach method, the Company compares its book value to the fair value of its public float, utilizing the fair value of its

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies, continued
common stock on the measurement date. The income approach of computing fair value is based on the present value of the expected future economic benefits generated by the asset or business, such as cash flows or profits which will then be compared to its book value.

In the first quarter of 2022, the Company believed there were indicators that the carrying amount of its goodwill may be impaired due to a decline in the Company’s stock price and market capitalization. As a result, the Company performed an assessment of its goodwill for impairment. The Company elected to forego the qualitative test and proceeded to perform a quantitative test. The Company compared the book value of its single reporting unit to the fair value of its public float. The market capitalization was below the fair value of the Company by an amount in excess of its reported value of goodwill. As a result, the Company recorded a charge of $8.6 million to fully impair its goodwill for the six months ended June 30, 2022 which is reflected within net loss from discontinued operations in the unaudited condensed consolidated statements of operations (See Note 17. Discontinued Operations). There has been no impairment charge for the six months ended June 30, 2023.
Warrant liabilities: As of June 30, 2023 and 2022, the Company had outstanding private warrants, which are related to the December 2020 merger and organization of legacy XL Hybrids Inc. (“XL Hybrids”) to become XL Fleet Corp. With the merger, the Company assumed private placement warrants to purchase 4,233,333 shares of common stock, with an exercise price of $11.50 per share (the "Private Warrants"). The Private Warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the Private Warrants meet the definition of a derivative, they were measured at fair value at inception and at each reporting date with changes in fair value recognized in the unaudited condensed consolidated statements of operations. The Private Warrants were valued using a Black-Scholes model, with significant inputs consisting of risk-free interest rate, remaining term, expected volatility, exercise price, and the Company’s stock price (See Note 10. Fair Value Measurements).
Warranties: Customers who purchased the Company's Drivetrain systems were provided limited-assurance-type warranties for equipment and work performed under the contracts. The warranty period typically extends for three years following transfer of control of the equipment. The warranties solely relate to correction of product defects during the warranty period, which is consistent with similar warranties offered by competitors. Customers of XL Grid were provided limited-assurance-type warranties for a term of one year for installation work performed under its contracts.

The Company accrued the estimated cost of product warranties for unclaimed charges based on historical experiences and expected results. Should product failure rates and material usage costs differ from these factors, estimated revisions to the estimated warranty liability will be required. The Company periodically assesses the adequacy of its recorded product warranty liabilities and adjusts the balances as required. Warranty expense is recorded as a component of discontinued operations in the unaudited condensed consolidated statement of operations. With the Company’s exit from the Drivetrain business and the subsequent sale of World Energy, the Company will not enter into any additional warranty obligations and expects the existing warranty obligation to substantially run-off over the next 18 months.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies, continued
The following is a rollforward of the Company’s accrued warranty liability:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Balance at the beginning of the period	$627	$2,403	$1,125	$2,547
Accrual for warranties issued	—	7	—	35
Transfer of inventory to servicers	—	—	(498)	—
Accrual related to World Energy	(25)	—	(25)	—
Warranty fulfillment charges	—	(84)	—	(256)
Balance at the end of the period	$602	$2,326	$602	$2,326

The Company's warranty liability is included in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets.

Unfavorable solar renewable energy agreements: The Company amortizes its unfavorable solar renewable energy agreements that have finite lives based on the pattern in which the economic benefit of the liability is relieved. The useful life of the Company’s liabilities generally range between three years and six years. The useful life of these liabilities are assessed and assigned based on the facts and circumstances specific to the agreement. The Company recognizes the amortization of unfavorable solar renewable energy agreements as revenues in the unaudited condensed consolidated statements of operations.
Revenues: The Company’s revenue is derived from its residential solar energy portfolio, which primarily generates revenue through the sale to homeowners of power generated by its residential solar energy systems pursuant to long-term agreements.
The following table presents the detail of the Company’s revenues as reflected within the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023:

	Three Months Ended	Six Months Ended
(Amounts in thousands)	June 30, 2023
PPA revenues	$12,234	$19,361
SLA revenues	7,025	14,947
Solar renewable energy credit revenues	1,662	3,196
Government incentives	72	96
Servicing revenues	112	225
Intangibles amortization, unfavorable solar renewable energy agreements	976	1,419
Other revenue	732	1,664
Total	$22,813	$40,908
Energy generation - Customers purchase solar energy from the Company under PPAs or SLAs, both defined above. Revenue is recognized from contracts with customers as performance obligations are satisfied at a transaction price reflecting an amount of consideration based upon an estimated rate of return which is expressed as the solar rate per kilowatt hour or a flat rate per month as defined in the customer contracts.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies, continued
•PPA revenues - Under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”) issued by the Financial Accounting Standards Board (“FASB”), PPA revenue is recognized when generated based upon the amount of electricity delivered as determined by remote monitoring equipment at solar rates specified under the PPAs.

•SLA revenues - The Company has SLAs, which do not meet the definition of a lease under ASC 842, Leases ("ASC 842"), and are accounted for as contracts with customers under ASC 606. Revenue is recognized on a straight-line basis over the contract term as the obligation to provide continuous access to the solar energy system is satisfied. The amount of revenue recognized may not equal customer cash payments due to the performance obligation being satisfied ahead of cash receipt or evenly as continuous access to the solar energy system has been provided. The differences between revenue recognition and cash payments received are reflected in deferred rent assets.

Solar renewable energy credit revenues - The Company enters contracts with third parties to sell Solar Renewable Energy Credits ("SRECs") generated by the solar energy systems for fixed prices. Certain contracts that meet the definition of a derivative may be exempted as normal purchase or normal sales transactions ("NPNS"). NPNS are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. The Company's SREC contracts meet these requirements and are designated as NPNS contracts. Such SRECs are exempted from the derivative accounting and reporting requirements, and the Company recognizes revenues in accordance with ASC 606. The Company recognizes revenue for SRECs based on pricing predetermined within the respective contracts at a point in time when the SRECs are transferred. As SRECs can be sold separate from the actual electricity generated by the renewable-based generation source, the Company accounts for the SRECs it generates from its solar energy systems as governmental incentives with no costs incurred to obtain them and do not consider those SRECs output of the underlying solar energy systems. The Company classifies these SRECs as inventory held until sold and delivered to third parties. As the Company did not incur costs to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of June 30, 2023 and December 31, 2022.

Government incentives - The Company participates in the Residential Solar Investment Program of Connecticut, which offers a performance-based incentive (“PBI”) for certain of its solar energy systems that are associated with the program (“eligible systems”). PBIs are paid to the Company and recognized as revenue based on actual per-kilowatt-hour production delivered to the eligible systems. For systems up to 20kW, the Company is paid a predetermined rate based on the eligible system start date. The program lasts for six years from the eligible systems’ start date. PBI revenue is accounted for under ASC 606 and is earned based upon the actual electricity produced by the system.
Servicing revenues - The Company earns operating and maintenance revenue from third-party residential solar fund customers at pre-determined rates for various operating and maintenance and asset management services as specified in Maintenance Service Agreements ("MSAs") and Operating Service Agreements ("OSAs"). The MSAs and OSAs contain multiple performance obligations, including routine maintenance, nonroutine maintenance, renewable energy certificate management, inventory management, delinquent account collections and customer account management. Pursuant to ASC

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies, continued
606, the Company has elected the "right to invoice" practical expedient and revenue for these performance obligations are recognized as services are rendered based upon the underlying contractual arrangements.
Contract balances: The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and deferred revenue on the unaudited condensed consolidated balance sheets.
Cost of revenues: Cost of revenues primarily consists of the depreciation expense relating to the solar energy systems, costs of third parties used to service the systems and any cost associated with meter swaps.

Income taxes: The Company accounts for income taxes using the asset and liability method under which deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards. Deferred income taxes are provided for the temporary differences arising between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and net operating loss carry-forwards and credits. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which the differences are expected to be recovered or settled. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in the unaudited condensed consolidated statements of operations in the period in which the enactment rate changes. The ultimate recovery of deferred tax assets is dependent upon the amount and timing of future taxable income and other factors, such as the taxing jurisdiction in which the asset is to be recovered. Deferred tax assets and liabilities are reduced through the establishment of a valuation allowance if, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.
Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. For the three and six months ended June 30, 2023 and 2022, there were no uncertain tax position taken or expected to be taken in the Company’s tax returns.
In the normal course of business, the Company is subject to regular audits by U.S. federal and state and local tax authorities. With few exceptions, the Company is no longer subject to federal, state or local tax examinations by tax authorities in its major jurisdictions for tax years prior to 2019. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities.
The Company did not recognize any tax related interest or penalties during the periods presented in the accompanying unaudited condensed consolidated financial statements, however would record any such interest and penalties as a component of the provision for income taxes.

There has historically been no federal or state provision for income taxes since the Company has historically incurred net operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three and six months ended June 30, 2023 and 2022, the Company recognized no provision for income taxes consistent with its losses incurred and the valuation allowance against its deferred tax assets. As a result, the Company's effective income tax rate was 0% for the three and six months ended June 30, 2023 and 2022.
Stock-based compensation: The Company grants stock-based awards to certain employees, directors and non-employee consultants. Awards issued under the Company’s stock-based compensation plans include stock options and restricted stock units. For transactions in which the Company obtains employee services in exchange for an award of equity instruments, the cost of the services are measured based on the grant date fair value of the award. The Company recognizes the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Costs related to plans with graded vesting are generally recognized using a straight-line method.

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

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk- free interest rate and expected dividends. The Company does not have a significant history of trading of its common stock as it was not a public company until December 21, 2020, and as such expected volatility was estimated using historical volatilities of comparable public entities. The expected life of the awards is estimated based on a simplified method, which uses the average of the vesting term and the original contractual term of the award. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected life of the awards. The dividend yield assumption is based on history and expectation of paying no dividends. Forfeitures are accounted for as they occur.

Restricted Stock Units

Restricted stock units generally vest over the requisite service periods (vesting on a straight–line basis). The fair value of a restricted stock unit award is equal to the closing price of the Company’s common stock on the New York Stock Exchange on the grant date. The Company accounts for the forfeiture of equity awards as they occur.
Net income (loss) per share: Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock and potentially dilutive securities outstanding during the period determined using the treasury stock and if-converted methods. For purposes of the diluted income (loss) per share calculation, stock options, restricted stock units, restricted stock unit awards and warrants are considered to be potentially dilutive securities. Potentially dilutive securities are excluded from the calculation of diluted income (loss) per share when their effect would be anti-dilutive.
Fair value measurements: The fair value of the Company’s financial assets and liabilities reflects Management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. For assets and liabilities measured at fair value on a recurring and nonrecurring basis, a three-level hierarchy of measurements based upon observable and unobservable inputs is used to arrive at fair value. Observable inputs are developed based on market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions about valuation based on the best information available in the circumstances. Depending on the inputs, the Company classifies each fair value measurement as follows:
•Level 1: Observable inputs that reflect unadjusted quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.
•Level 2: Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities in active markets, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, net, accounts payable, accrued expenses and other current liabilities, long-term debt, interest rate swaps and warrant liabilities. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other current liabilities approximates fair value due to the short-term nature of those instruments. See Note 10. Fair Value Measurements for additional information on assets and liabilities measured at fair value.

Segment reporting: Segment reporting is based on the “management approach”, following the method that management organizes the Company’s reportable segments for which separate financial information is made available to, and evaluated regularly by, the Company’s chief operating decision maker (“CODM”) in allocating resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. In the fourth quarter of 2022, the Company determined that the Drivetrain and XL Grid operations were discontinued operations which resulted in the Company having one operating segment that constitutes selling electricity through residential solar energy systems or through residual ownership in master lease agreements.
Related parties: A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or that has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.
Recent Accounting Pronouncements
In October 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, (“ASU 2021-08”), which requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with ASC 606. ASU 2021-08 is effective for the Company beginning January 1, 2023. The Company adopted this ASU effective January 1, 2023 and prospectively accounts for its customer contracts acquired in the Legacy Spruce Power acquisition (See Note 3. Business Combinations) in accordance with ASC 606.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, (“ASU 2016-13”) which, together with subsequent amendments, amended the requirement on the measurement and recognition of expected credit losses for financial assets held, replaced the incurred loss model for financial assets measured at amortized cost, and required entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for the Company beginning January 1, 2023. The Company adopted this ASU effective January 1, 2023 using the modified retrospective approach for its trade accounts receivable, which resulted in a cumulative-effect adjustment to stockholders' equity of approximately $1.3 million as of that date. Results for reporting periods prior to January 1, 2023 continue to be presented in accordance with previously applicable GAAP, while results for subsequent reporting periods are presented under ASC 326.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies, continued
The following table presents the impact of the adoption of ASU 2016-13 on the unaudited condensed consolidated balance sheets as of January 1, 2023:

(Amounts in thousands)	Accounts Receivable, Net
Balance at beginning of period (pre-ASC 326 adoption)	$8,336
Impact of ASC 326 adoption	1,285
Balance at beginning of period (post-ASC 326 adoption)	$9,621
Note 3. Business Combinations
Legacy Spruce Power
On September 9, 2022 (the "Acquisition Date"), the Company acquired Legacy Spruce Power for $32.6 million, which consisted of cash payments of $61.8 million less cash and restricted cash acquired of $29.2 million. Management evaluated which entity should be considered the accounting acquirer in the transaction by giving consideration to the form of consideration transferred, the composition of the equity holders, the composition of voting rights of the Board of Directors, continuity of management structure, and size of the respective organizations. Based on the evaluation of the applicable factors, Management noted that all factors, with the exception of the relative size of organization, were indicators that the Company was the acquiring entity resulting in Management’s conclusion that for accounting purposes the Company acquired Legacy Spruce Power.

The acquisition was accounted for as a business combination. The Company allocated the Legacy Spruce Power purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the Acquisition Date. The excess of the purchase price over those fair values was recorded as goodwill. The Company's evaluations of the facts and circumstances available as of the Acquisition Date, to assign fair values to assets acquired and liabilities assumed are still ongoing. As the Company completes further analysis of assets including solar systems, intangible assets, as well as noncontrolling interests and debt, additional information on the assets acquired and liabilities assumed may become available. A change in information related to the value of net assets acquired may change the amount of the purchase price assigned to goodwill, and as a result, the preliminary fair values set forth below are subject to adjustment as additional information is obtained and valuations are completed. Provisional adjustments are recognized during the reporting period in which the adjustments are determined. The Company expects to finalize the purchase price allocation as soon as practicable, but no later than one year from the Acquisition Date.

Accounting for business combinations requires management to make significant estimates and assumptions, especially at the Acquisition Date, including the Company’s estimates of the fair value of solar systems, production based incentives, solar renewable energy agreements, non-controlling interest, trade name and debt, where applicable. The Company believes the assumptions and estimates are based on information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing solar systems under the income approach include future expected cash flows and discount rate. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in the acquisition of Legacy Spruce Power, as adjusted, during the measurement period:

(Amounts in thousands)	Initial Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Total purchase consideration:
Cash, net of cash acquired, and restricted cash	$32,585	$—	$32,585
Allocation of consideration to assets acquired and liabilities assumed:
Accounts receivable, net	10,995	—	10,995
Prepaid expenses and other current assets	6,768	(2,405)	4,363
Solar energy systems	406,298	89,268	495,566
Other property and equipment	337	—	337
Intangible assets	—	11,980	11,980
Interest rate swap assets	26,698	—	26,698
Right-of-use asset	3,279	(328)	2,951
Other assets	358	(102)	256
Goodwill	158,636	(129,879)	28,757
Accounts payable	(2,620)	(22)	(2,642)
Unfavorable solar renewable energy agreements	—	(10,500)	(10,500)
Accrued expenses	(13,061)	(241)	(13,302)
Lease liability	(3,382)	42	(3,340)
Long-term debt	(510,002)	2,772	(507,230)
Other liabilities	(335)	292	(43)
Redeemable noncontrolling interests and noncontrolling interests	(51,384)	39,123	(12,261)
Total assets acquired and liabilities assumed	$32,585	$—	$32,585

As reflected in the preceding table, as a result of third party valuation reports received in the first quarter of 2023, the Company adjusted solar energy systems and intangible assets with corresponding changes to goodwill. In the first quarter of 2023, due to the change in the provisional amounts assigned to intangible assets and solar energy systems, the Company recognized $0.4 million of revenue, $1.9 million of depreciation expense and $0.4 million of trade name amortization, of which $0.5 million of revenue, $0.9 million of depreciation expense and $0.3 million of trade name amortization relates to the previous year.

During the first quarter of 2023, the Company adjusted the fair value of its noncontrolling interest and its redeemable noncontrolling interest in the Company's financials, which resulted in related downward revision of $5.5 million and upward revision of $0.2 million, respectively. Additional paid in capital was also downward revised by $1.8 million, which included the fair value adjustment associated with the purchase of 100% of the membership interests in Ampere Solar Owner IV, LLC, ORE F5A HoldCo, LLC, ORE F6 HoldCo, LLC, RPV Fund 11 LLC and RPV Fund 13 LLC, Sunserve Residential Solar I, LLC's and Level Solar Fund III, LLC in 2022.

No additional information was obtained by the Company during the three months period ended June 30, 2023 that requires adjustment to the purchase price allocation disclosed above.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
The gross intangibles acquired are amortized over their respective estimated useful lives as follows:

(Amounts in thousands)	Asset	Liability	Estimated Life (in years)
Solar renewable energy agreements	$340	$10,500	3 to 6
Performance based incentives agreements	$3,240	$—	13
Trade name	$8,400	$—	30
Total intangibles acquired	$11,980	$10,500

The weighted-average useful life of the intangibles identified above is approximately 16 years, which approximates the period over which the Company expects to gain the estimated economic benefits.

Goodwill represents the excess of the purchase consideration over the estimated fair value of the net assets acquired. Goodwill is primarily attributable to the Company's ability to leverage and use its existing capital and access to capital markets along with Legacy Spruce Power's established operations and mergers and acquisition capabilities to grow the Spruce Power business.

Supplemental disclosure of pro forma information: The following unaudited pro forma financial information represents the combined results of the operations of the Company, including Legacy Spruce Power, as if the acquisition of Legacy Spruce Power on the Acquisition Date had occurred as of January 1, 2022. The results of operations related to the Company’s Drivetrain and XL Grid businesses, which were determined to be discontinued operations in the fourth quarter of 2022, are presented as net loss from discontinued operations. The unaudited pro forma revenues and pro forma net income (loss) reflect the continuing operational results of the Company’s corporate functions and the results of operations for Legacy Spruce Power. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations actually would have been had the respective acquisitions been completed on January 1, 2022. In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined Company.
The following table presents the Company’s pro forma combined results of operations for the three and six months ended June 30, 2022:

	Three Months Ended	Six Months Ended
(Amounts in thousands, except per share data)	June 30, 2022
Revenues	$22,204	$39,195
Net income from continuing operations	$3,369	$14,018
Net loss from discontinued operations	(4,851)	(20,794)
Net loss	$(1,482)	$(6,776)
Per share amounts:
Net income from continuing operations - basic and diluted	$0.02	$0.10
Net loss from discontinued operations - basic and diluted	$(0.03)	$(0.15)

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 4. Acquisition of SEMTH Master Lease Agreement
In furtherance of its growth strategy, on March 23, 2023, the Company completed the acquisition of all the issued and outstanding interests in SEMTH (the “SEMTH Acquisition”) from certain funds managed by HPS Investment Partners, LLC, pursuant to a Membership Interest Purchase and Sale Agreement (“Purchase Agreement”) dated as of March 23, 2023. The SEMTH assets include 20-year use rights to customer payment streams (“SEMTH Master Lease”) of approximately 22,500 residential solar leases and power purchase agreements. The Company acquired SEMTH for approximately $23.0 million of cash, net of cash received, and assumed $125.0 million of outstanding senior indebtedness (See Note 8. Long-Term Debt) and interest rate swaps with Deutsche Bank AG, New York Bank (See Note 12. Interest Rate Swaps) held by SEMTH, and its subsidiaries at the close of the acquisition.
The purchase of SEMTH's future revenue has been accounted for as an acquisition of financial assets. Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair value. All fair value measurements of assets acquired and liabilities assumed were based on significant estimates and assumptions, including Level 3 (unobservable) inputs, which require judgment. Estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting risk inherent in future cash flows and future utility prices.
For the purposes of establishing the fair value of the Company's investment in the SEMTH Master Lease, its analysis considers cash flows beginning in March 2023 (the effective date of the transaction). The Company estimated the fair value of its investment in SEMTH Master Lease to be approximately $146.9 million on the transaction date.
Note 5. Property and Equipment
Property and equipment consisted of the following at June 30, 2023 and December 31, 2022:

	As of
(Amounts in thousands)	June 30, 2023	December 31, 2022
Solar energy systems	$493,278	$401,754
Less: Accumulated depreciation	(17,957)	(5,928)
Solar energy systems, net	$475,321	$395,826

Equipment	$19	$48
Furniture and fixtures	260	294
Computers and related equipment	185	222
Software	8	6
Leasehold improvements	60	65
Gross other property and equipment	532	635
Less: Accumulated depreciation	(165)	(293)
Other property and equipment, net	$367	$342

Property and equipment, net	$475,688	$396,168

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 6. Intangible Assets, net
The following table presents the detail of intangible assets, net as recorded in the unaudited condensed consolidated balance sheets:

As of
(Amounts in thousands)	June 30, 2023
Intangible assets:
Solar renewable energy agreements	$340
Performance based incentives agreements	3,240
Trade name	8,400
Less: Accumulated amortization	(1,427)
Intangible assets, net	$10,553

Note 7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at June 30, 2023 and December 31, 2022:

	As of
(Amounts in thousands)	June 30, 2023	December 31, 2022
Accrued interest	$8,278	$6,586
Professional fees	2,156	1,749
Accrued contingencies (See Note 15 Commitments and Contingencies)	—	2,300
Accrued obligations	2,002	—
Accrued compensation and related benefits	1,744	6,526
Accrued expenses, other	3,682	3,696
Accrued taxes, stock-based compensation	1,269	—
Accrued settlements	387	451
Deferred purchase price consideration, World Energy	3	201
Accrued expenses and other current liabilities	$19,521	$21,509
Note 8. Long-Term Debt

In connection with the acquisition of Legacy Spruce Power effective September 9, 2022, the Company assumed certain long-term debt instruments valued at approximately $507.2 million as of that date. In connection with accounting for the business combination, the Company adjusted the carrying value of this long-term debt to its fair value as of the Acquisition Date. This fair value adjustment resulted in a reduction of the carrying value of the debt by $35.2 million. This adjustment to fair value is being amortized to interest expense over the life of the related debt instruments using the effective interest

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 8. Long-Term Debt, continued
method. Amortization expense for the fair value adjustment for the three and six months ended June 30, 2023 were $1.5 million and $2.9 million, respectively.

As part of the acquisition of SEMTH (See Note 4. Acquisition of SEMTH Master Lease Agreement), the Company assumed debt with Deutsche Bank AG, New York Bank (“Deutsche Bank”).

Deutsche Bank Credit Agreement

Prior to the SEMTH Acquisition, SET Borrower 2022, LLC (“SET Borrower”), a wholly owned subsidiary of SEMTH, entered into a Credit Agreement effective June 10, 2022 (the "Closing Date") with Deutsche Bank as the facility agent (the “DB Credit Agreement”), which consisted of a term loan of $125.0 million. The DB Credit Agreement is collateralized by all of the assets and property of SET Borrower. The term loan bears interest at the Secured Overnight Financing Rate ("SOFR"), plus the applicable margin. For the period from the Closing Date through the first twelve months, the applicable margin is 2.25% per annum, 2.50% for the following six months, and 2.75% for the next six months, and 3.00% through the maturity date. The effective interest rate on the DB Credit Agreement as of June 30, 2023 was 7.16%. The DB Credit Agreement requires SET Borrower to be in compliance with various affirmative and negative covenants and as of June 30, 2023, SET Borrower was in compliance with the covenants contained within the DB Credit Agreement. The term loan requires quarterly payments, which began on August 17, 2022, and should the outstanding loan balance exceed the borrowing base on such calculation date, the remaining balance would become due in a single payment on August 18, 2025.

Note 9. ROU Assets and Lease Liabilities
The Company’s right-of-use ("ROU") assets and lease liabilities are comprised of the following as of each period end:

	As of
(Amounts in thousands)	June 30, 2023	December 31, 2022
Operating leases:
Right-of-use assets	$4,468	$2,686
Lease liability, current	$651	$781
Lease liability, non-current	$4,544	$2,365
Finance leases:
Right-of-use assets	$31	$116
Lease liability, current	$55	$53
Lease liability, non-current	$38	$61

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Other information related to leases is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2023	2022	2023	2022
Other information:
Operating lease cost	$95	$465	$416	$534
Variable lease cost	$134	$—	$229	$—
Sublease income	$54	$—	$129	$—
Operating cash flows from operating right-of-use assets	$229	$—	$646	$438
Remeasurement of operating right-of-use assets	$759	$—	$759	$—
During the three months ended June 30, 2023, the Company remeasured its operating right-of-use assets due to a change in the lease terms of the underlying leases, resulting in a net increase in the right-of-use assets and lease liabilities by approximately $0.8 million. In addition, during the three months ended June 30, 2023, one of the Company's operating leases was assumed by a third party, resulting in the settlement of the lease liability of approximately $1.2 million (presented in the unaudited condensed consolidated statements of cash flows) and recognition of a gain of approximately $0.1 million included within gain on disposal of assets in the unaudited condensed consolidated statements of operations.

	As of
	June 30, 2023	December 31, 2022
Weighted-average remaining lease term – operating leases (in months)	78.8	49.8
Weighted-average discount rate – operating leases	6.9%	2.9%
As of June 30, 2023, the annual minimum lease payments of the Company’s operating lease liabilities were as follows (in thousands):

For The Years Ending December 31,
2023 (excluding the six months ended June 30, 2023)	$486
2024	961
2025	868
2026	870
2027	883
Total future minimum lease payments, undiscounted	6,641
Less: Imputed interest	(1,446)
Present value of future minimum lease payments	$5,195

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

	Assumptions for Assets and Liabilities Measured at Fair Value on a Recurring Basis
Input	June 30, 2023	December 31, 2022
Risk-free rate	4.69%	1.11%
Remaining term in years	2.47	3.98
Expected volatility	80.1%	88.8%
Exercise price	$11.50	$11.50
Fair value of common stock	$0.81	$3.31

The Company's interest rate swaps are not traded on a market exchange and the fair values are determined using a valuation model based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreements and uses observable market-based inputs, including estimated future SOFR interest rates. The fair value of the Company's interest rate swap is the net difference in the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates and are observable inputs available to a market participant. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy.

The Company's debt balances as presented on the unaudited condensed consolidated balance sheets approximate the fair value of the respective instruments as the debt is at a variable rate, the estimates of which are considered Level 2 fair value calculations within the fair value hierarchy.
The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of June 30, 2023
(Amounts in thousands)	Level I	Level II	Level III	Total
Asset:
Interest rate swaps	$—	$35,458	$—	$35,458

Liabilities:
Debt	$—	$613,364	$—	$613,364
Private Warrants	—	—	109	109
Total	$—	$613,364	$109	$613,473

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 10. Fair Value Measurements, continued

	Fair Value Measurements as of December 31, 2022
(Amounts in thousands)	Level I	Level II	Level III	Total
Asset:
Interest rate swaps	$—	$32,252	$—	$32,252

Liabilities:
Debt	$—	$499,755	$—	$499,755
Private Warrants	—	—	256	256
Fair value of obligation to issue shares of common stock to sellers of World Energy	—	—	151	151
Total	$—	$499,755	$407	$500,162
The following is a rollforward of the Company’s Level 3 liability instruments:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
(Amounts in thousands)
Balance at the beginning of the period	$142	$407
Fair value adjustments – warrant liability	(33)	(147)
Share settlement of World Energy liability	—	(151)
Balance at the end of the period	$109	$109
Note 11. Stock-Based Compensation Expense
Stock-based compensation expense for stock options and restricted stock units for the three and six months ended June 30, 2023 were $0.8 million and $1.6 million, respectively, and for three and six months ended June 30, 2022 were $1.1 million and $1.5 million, respectively. As of June 30, 2023, there was $9.2 million of unrecognized compensation cost related to stock options which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 3.4 years.
Stock Options
The Company grants stock options to certain employees that will vest over a period of one to four years. A summary of stock option award activity for the six months ended June 30, 2023 was as follows:

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 11. Stock-Based Compensation Expense, continued

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2022	6,091,271	$1.39	2.7
Granted	—	—
Exercised	(1,974,772)	0.24
Cancelled or forfeited	(630,382)	6.44
Outstanding at June 30, 2023	3,486,117	$1.14	3.2
Exercisable at June 30, 2023	3,422,297	$1.10	3.2
The aggregate intrinsic value of stock options outstanding as of June 30, 2023 was $1.6 million.
Restricted Stock Units
The Company grants restricted stock units to certain employees that will generally vest over a period of four years. The fair value of restricted stock unit awards is estimated by the fair value of the Company’s common stock at the date of grant. Restricted stock units activity during the six months ended June 30, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested, at December 31, 2022	9,832,707	$1.30
Granted	5,227,402	0.81
Vested	(3,587,346)	1.57
Cancelled or forfeited	(1,624,916)	1.38
Non-vested, at June 30, 2023	9,847,847	$1.00
CEO's Ladder Restricted Stock Unit Award
On September 9, 2022, in connection with the acquisition of Legacy Spruce Power and his appointment as the Company's President, the Company granted to its Chief Executive Officer ("CEO") a restricted stock unit award (the "Ladder RSUs") of 1,666,666 shares of common stock. The Ladder RSUs vest in 10% increments on the dates the Plan administrator certifies the applicable milestone stock prices have been achieved or exceeded, provided that the CEO remains employed on the date of certification and such achievement occurs within ten years of the date of the grant.
The Company used a Monte Carlo simulation valuation model to determine the fair value of the award as of the Acquisition Date which is presently accounted for as a liability. The following inputs were used in the simulation: grant date stock price of $1.17 per share, annual volatility of 85.0%, risk-free interest rate of 3.3% and dividend yield of 0.0%. For each tranche, a fair value was calculated as well as a derived service period which represents the median number of years it is expected to take for the Ladder RSUs to meet their corresponding milestone stock price excluding the simulation paths that result in the Ladder RSUs not vesting within the 10-year term of the agreement. Each tranche's fair value will be amortized ratably over the respective derived service period.
The Company recognized expense related to the Ladder RSUs of approximately $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2023 and $0 for the three and six months ended June 30, 2022.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Dollars in thousands, except share and per share data)
Note 12. Interest Rate Swaps
The purpose of the swap agreements is to convert the floating interest rate on the Company's Credit Agreements to a fixed rate. As of June 30, 2023, the notional amount of the interest rate swaps covers approximately 96% of the balance of the Company’s floating rate term loans.

During the three and six months ended June 30, 2023, the change in the fair value of the interest rate swaps were $9.2 million and $3.6 million, respectively, which are reflected as a component of other income (expense) within the unaudited condensed consolidated statements of operations. The Company also recognized $3.5 million and $6.0 million of realized gains for the three and six months ended June 30, 2023, respectively, both reflected within interest expense, net. See Note 10. Fair Value Measurements for the method used to determine fair value of interest rate swaps. The above amounts also includes the Deutsche Bank swap assumed by the Company as part of the SEMTH Acquisition.
Note 13. Redeemable Noncontrolling Interest and Noncontrolling Interests
The following table summarizes redeemable noncontrolling interest and noncontrolling interests as of June 30, 2023:

Tax Equity Entity	Date Class A Member Admitted
Redeemable noncontrolling interest:
Level Solar Fund IV LLC	December 2016

Noncontrolling interests:
ORE F4 Holdco, LLC	August 2014
Volta Solar Owner II, LLC	August 2017
The tax equity entities were structured at inception so that the allocations of income and loss for tax purposes will flip at a future date. The terms of the tax equity entities' operating agreements contain allocations of taxable income (loss), Section 48(a) Investment Tax Credits (“ITCs”) and cash distributions that vary over time and adjust between the members on an agreed date (referred to as the flip date). The operating agreements specify either a date certain flip date or an internal rate of return ("IRR") flip date. The date certain flip date is based on the passage of a fixed period of time as defined in the operating agreements for each entity. The IRR flip date is the date on which the tax equity investor has achieved a contractual rate of return. From inception through the flip date, the Class A members' allocation of taxable income (loss) and Section 48(a) ITCs is generally 99% and the Class B members' allocation of taxable income (loss) and Section 48(a) ITCs is generally 1%. After the related flip date (or, if the tax equity investor has a deficit capital account, typically after such deficit has been eliminated), the Class A members' allocation of taxable income (loss) will typically decrease to 5% (or, in some cases, a higher percentage if required by the tax equity investor) and the Class B members' allocation of taxable income (loss) will increase by an inverse amount.
The redeemable noncontrolling interests and noncontrolling interests are comprised of Class A units, which represent the tax equity investors' interest in the tax equity entities. Both the Class A members and Class B members may have call options to allow either member to redeem the other member's interest in the tax equity entities upon the occurrence of certain contingent events, such as bankruptcy, dissolution/liquidation and forced divestitures of the tax equity entities. Additionally, the Class B members may have the option to purchase all Class A units, which is typically exercisable at any time during the periods specified under their respective governing documents, and, in regards to the tax equity entities classified as redeemable noncontrolling interests, also have the contingent obligation to purchase all Class A units if the Class A members exercise their right to withdraw, which is typically exercisable at any time during the nine-month period commencing upon the applicable flip date. The carrying values of the redeemable noncontrolling interests were equal to or greater than the estimated redemption values as of June 30, 2023 and December 31, 2022.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Total assets on the unaudited condensed consolidated balance sheets includes $43.3 million as of June 30, 2023 and $47.8 million as of December 31, 2022 of assets held by the Company's VIEs, which can only be used to settle obligations of the VIEs.
Total liabilities on the unaudited condensed consolidated balance sheets includes $0.6 million as of June 30, 2023 and $0.8 million as of December 31, 2022 of liabilities that are the obligations of the Company's VIEs.
Note 14. Restructuring

The following table summarizes the activity during the three and six months ended June 30, 2023 for the Company's restructuring liability related to employee termination charges due to reduction in workforce efforts that commenced in late 2022. There was no such liability outstanding as of June 30, 2022.

(Amounts in thousands)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Balance at the beginning of the period	$1,174	$3,429
Employee termination charges	—	723
Payments made during the period	(1,174)	(4,152)
Balance, June 30, 2023	$—	$—
Note 15. Commitments and Contingencies

Sponsorship Commitment: In February 2021, the Company agreed to a sponsorship agreement with several entities related to the UBS Arena, Belmont Park and the NY Islanders Hockey Club. Pursuant to that Agreement, the Company was designated an “Official Electric Transportation Partner of UBS Arena” with various associated marketing and branding rights, including the development of electric vehicle charging stations. The sponsorship agreement has a term of three years with a sponsor fee of approximately $0.5 million per year, of which approximately $0.3 million was paid in June 2021 and the second payment of $0.3 million was accrued on December 31, 2021 and paid in January 2022. One of the directors of the Company is a co-owner of the NY Islanders Hockey Club. In the second quarter of 2022, the Company exercised its option to terminate the final two years of the agreement and will incur no further sponsor fees.
Legal proceedings: The Company is periodically involved in legal proceedings and claims arising in the normal course of business, including proceedings relating to intellectual property, employment and other matters. Management believes the outcome of these proceedings will not have a significant adverse effect on the Company’s financial position, operating results, or cash flows.
Putative securities class action complaints
On March 8, 2021, two putative securities class action complaints were filed against the Company, and certain of its current and former officers and directors in the federal district court for the Southern District of New York. Those cases were ultimately consolidated, and a lead plaintiff was appointed in June 2021. On July 20, 2021, an amended complaint was filed alleging that certain public statements made by the defendants between October 2, 2020, and March 2, 2021, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company is vigorously defending the lawsuit as it believes that the allegations asserted in the amended complaint are without merit. There can be no assurance, however, that the Company will be successful. Currently, the Company is unable to estimate potential losses, if any, regarding the claims at issue.
On September 20, 2021, and October 19, 2021, two class action complaints were filed in the Delaware Court of Chancery against certain of the Company’s current officers and directors, and the Company’s SPAC sponsor, Pivotal Investment Holdings II LLC. The actions were consolidated as in re XL Fleet (Pivotal) Stockholder Litigation, C.A. No. 2121-0808, and an amended complaint was filed on January 31, 2022. The amended complaint alleges various breaches of fiduciary

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 15. Commitments and Contingencies, continued
duty against the Company and/or its officers, several allegedly misleading statements made in connection with the merger, and aiding and abetting breaches of fiduciary duty in connection with the negotiation and approval of the December 21, 2020 merger and organization of legacy XL Hybrids to become XL Fleet Corp. The Company believes that the allegations asserted in both class action complaints are without merit and is vigorously defending the lawsuit. At this time, the Company is unable to estimate potential losses, if any, related to the lawsuit.
In March 2023, two shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. One action is captioned Reali v. Griffin, et al., Case No. 1:23-cv-00289 (the “Reali Action”), and the other action is captioned Tucci v. Ledecky, et al., 1:23-cv-00322 (the “Tucci Action”). The Company believes that the allegations asserted in both complaints are also without merit and is vigorously defending the lawsuits. At this time, the Company is unable to estimate potential losses, if any, related to the lawsuits.
Securities and Exchange Commission Subpoena
On January 6, 2022, the Company received a subpoena from the SEC requesting the production of certain documents related to, among other things, the Company’s business combination with XL Hybrids and the related PIPE financing, the Company’s sales pipeline and revenue projections, purchase orders, suppliers, CARB approvals, fuel economy from Drivetrain products, customer complaints, and disclosures and other matters in connection with the foregoing. The SEC has informed the Company that its current investigation is a fact-finding inquiry. The SEC has also informed the Company that the investigation does not mean that the SEC has concluded that anyone has violated the law and does not mean that it has a negative opinion of any person, entity or security. To date, the Company has provided the requested information and cooperated fully with the SEC investigation. In June 2023, the SEC proposed a settlement offer which was rejected by Management. At this time, the Company is unable to estimate potential losses, if any, related to the investigation. However, an adverse outcome in this investigation could have a material impact on the Company’s financial statements.
Val Kay derivatively on behalf of nominal defendant XL Fleet Corp.

On June 23, 2022, the Company received a shareholder derivative complaint filed in the U.S. District Court, District of Massachusetts, captioned Val Kay derivatively on behalf of nominal defendant XL Fleet Corp, against all current directors and prior officers and directors. The action was filed by a shareholder purportedly on XL Fleet Corp.’s behalf, and raises claims for contribution, as well as claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and abuse of control. The factual allegations concern alleged false or misleading statements about the Company’s sales pipeline, supply chain issues, low reorder rates, and the Company’s technology. The Company believes that the allegations asserted in the action are without merit and is vigorously defending the lawsuit. At this time, the Company is unable to estimate potential losses, if any, related to the lawsuit.
US Bank

On February 9, 2023, US Bank, through its affiliate Firstar Development LLC, filed a motion for summary judgment in lieu of a complaint in New York Supreme Court (the trial level in New York) alleging that the Company failed to fulfill its reimbursement obligations under a 2019 tax recapture guaranty agreement between the parties arising from the alleged recapture by the IRS of tax credits taken by Firstar Development LLC as an investor in the Company’s subsidiary Ampere Solar Owner I, LLC. On May 23, 2023, a settlement agreement was reached with Firstar Development LLC, the plaintiff (an affiliate of US Bank), for $2.3 million whereby the plaintiff discharged all claims filed against the Company.

BMZ USA, Inc.

On February 11, 2022, BMZ USA Inc. (“BMZ”), a battery manufacturer, sued XL Hybrids for breach of contract, alleging that XL Hybrids failed to timely purchase the full allotment of batteries required under a certain master supply agreement between the parties. BMZ seeks $4.5 million in damages based on this alleged breach. The Company believes that the allegations asserted in this action lack substantial merit, and as a result, the Company is vigorously defending the lawsuit. At this time, the Company is unable to estimate potential losses, if any, related to the lawsuit.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 15. Commitments and Contingencies, continued
Plastic Omnium

Plastic Omnium is the assignee of the contractual rights of Actia Corp. under a certain battery purchase order between XL Hybrids and Actia Corp. On March 17, 2023, Plastic Omnium sued XL Hybrids and the Company for breach of contract, alleging that XL Hybrids ordered a total of 1,000 batteries from Plastic Omnium, paid for 455 of those batteries, and then reneged on 545 of those products. While Plastic Omnium admits that it never actually delivered the remaining 545 products, it claims that it purchased materials to complete the order and as a result, XL Hybrids and the Company are liable for at least roughly $2.5 million. The Company believes that the allegations asserted in this action lack substantial merit, and as a result, the Company is vigorously defending the lawsuit. At this time, the Company is unable to estimate potential losses, if any, related to the lawsuit.

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

Guarantees

In connection with the acquisition of RPV Holdco 1, LLC, a wholly-owned subsidiary of the Company, guaranty agreements were established by and between Spruce Holding Company 1, LLC, Spruce Holding Company 2, LLC, and Spruce Holding Company 3, LLC (“Spruce Guarantors”) and the investor members in the Funds in May 2020. The Spruce Guarantors entered into guarantees in favor of the tax equity investors under which they guaranteed the payment and performance of Solar Service Experts, LLC, a wholly owned subsidiary of the Company, under the Spruce Power 2 Maintenance Services Agreement, and the Class B Member under the Limited Liability Company Agreement (“LLCA”). These guaranties are subject to a maximum of the aggregate amount of capital contributions made by the Class A Member under the LLCA.

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

ITC recapture provisions

The IRS may disallow and recapture some, or all, of the Investment Tax Credits due to improperly calculated basis after a project was placed in service ("Recapture Event"). If a Recapture Event occurs, the Company is obligated to pay the applicable Class A Member a recapture adjustment, which includes the amounts the Class A Members are required to repay the IRS, including interest and penalties, as well as any third-party legal and accounting fees incurred by the Class A Members in connection to the Recapture Event, as specified in the operating agreements. Such a payment by the Company to the Class A Members are not to be considered a capital contribution to the fund per the operating agreements, nor would it be considered a distribution to the Class A Members. With the exception of the tax matter related to Ampere Solar Owner I noted above, a Recapture Event was not deemed to be probable by the Company, therefore no accrual has been recorded as of June 30, 2023.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 16. Net Income (Loss) Per Share
The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three and six months period ended June 30, 2023, and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share data)	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to stockholders	$3,065	$(12,698)	$(16,330)	$(28,775)

Denominator:
Weighted average shares outstanding, basic	148,894,058	142,247,590	147,687,578	141,760,478
Dilutive effect of stock options and restricted stock units	12,712,600	—	—	—
Weighted average shares outstanding, diluted	161,606,658	142,247,590	147,687,578	141,760,478

Net income (loss) attributable to stockholders per share, basic	$0.02	$(0.09)	$(0.11)	$(0.20)
Net income (loss) attributable to stockholders per share, diluted	$0.02	$(0.09)	$(0.11)	$(0.20)
For the three months ended June 30, 2022 and the six months ended June 30, 2023 and 2022, potentially dilutive outstanding securities, which include stock options, restricted stock units and warrants have been excluded from the computation of diluted net loss per share as their effect would be to anti-dilutive for the period presented. As such, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share are the same for those periods.
Note 17. Discontinued Operations
In the fourth quarter of 2022, the Company discontinued the operations of its Drivetrain and XL Grid operations. The following table provides supplemental detail of the Company’s discontinued operations contained within the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2023	2022	2023	2022
Net income (loss) from discontinued operations:
XL Grid	$—	$(1,453)	$—	$(2,894)
Drivetrain	(183)	$(3,398)	$(4,049)	$(9,294)
Impairment of goodwill	—	—	—	(8,606)
Total	$(183)	$(4,851)	$(4,049)	$(20,794)

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
XL Grid

The following table presents financial results of XL Grid operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2023	2022	2023	2022
Revenues	$—	$2,202	$149	$6,367
Operating expenses:
Cost of revenues - inventory and other direct costs	—	1,529	148	4,517
Loss on asset disposal	—	—	(742)	—
Selling, general, and administrative expenses	—	2,126	743	4,744
Total operating expenses	—	3,655	149	9,261
Net loss from discontinued operations	$—	$(1,453)	$—	$(2,894)

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Drivetrain

The following table presents financial results of Drivetrain operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2023	2022	2023	2022
Revenues	$12	$808	$20	$1,406
Operating expenses:
Cost of revenues - inventory and other direct costs	168	916	29	3,124
Engineering, research, and development	—	2,404	—	5,393
Selling, general, and administrative expenses	—	902	—	2,199
Other	27	(16)	4,040	(16)
Total operating expenses	195	4,206	4,069	10,700
Net loss from discontinued operations	$(183)	$(3,398)	$(4,049)	$(9,294)

The following table presents aggregate carrying amounts of assets and liabilities of discontinued operations contained within the unaudited condensed consolidated balance sheets:

	As of
(Amounts in thousands)	June 30, 2023	December 31, 2022
Assets from discontinued operations:
Drivetrain	$37	$3,604
XL Grid	—	7,373
Total assets from discontinued operations	$37	$10,977

Liabilities from discontinued operations:
Drivetrain	$191	$5,743
XL Grid	—	3,648
Total liabilities from discontinued operations	$191	$9,391

Note 18. Share Repurchase Program

On May 09, 2023, the Company's Board of Directors authorized a share repurchase program (the “Repurchase Program”) for the repurchase of up to $50.0 million of the Company's outstanding common stock through May 15, 2025. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion, subject to market conditions and other factors, including regulatory considerations.

The Repurchase Program does not require the Company to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. During the three and six months ended June 30, 2023, the Company repurchased 1.9 million shares of common stock under the Repurchase Program in open market transactions at a weighted-average price of $0.87 per share for an aggregate purchase price of $1.6 million, inclusive of transaction costs. As of June 30, 2023, $48.4 million remained available for future share repurchases under the Repurchase Program.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 19. Subsequent Event
Management has reviewed material events subsequent to June 30, 2023 and prior to the filing of financial statements and determined that there have been no events that have occurred that would require adjustments to the Company's disclosures within the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our financial condition and results of operations. This discussion and analysis should be read together with our results of operations and financial condition and the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2023 (the “Annual Report”). In addition to historical financial information, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q and under “Risk Factors” in Item 1A of the Annual Report.

Certain figures, such as interest rates and other percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our unaudited condensed consolidated financial statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.

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

Overview

Spruce Power is a leading owner and operator of distributed solar energy assets across the United States, owning cash flows from approximately 72,000 home solar assets and contracts across the United States and making renewable energy more accessible to everyone. The Company generates revenues primarily through the sale of electricity generated by its residential solar energy systems to homeowners pursuant to long-term agreements that obligate the Company’s subscribers to make recurring monthly payments, and the servicing of those agreements for other institutional owners of residential solar energy systems. In addition, the Company also earns interest income from the investment made under the master lease with SS Holdings 2017, LLC and its subsidiaries ("SEMTH").

Corporate Strategy

The Company’s corporate strategy has three key elements:

a.Leveraging the Spruce Power platform to become a leading provider of subscription-based solutions for distributed energy resources: Spruce Power has more than a decade of experience owning and operating rooftop solar systems as well as energy efficiency upgrades. The Company believes that Spruce Power’s proven platform for managing residential solar can be extended to other categories of distributed energy resources. Through leveraging the Spruce Power platform, the Company intends to grow its revenues by providing subscription-based solutions for rooftop solar, energy storage, EV charging and other energy-related products to homeowners and small businesses. The Company is focused on delivering best-in-class customer service, with investment into process and platform improvement for on-site monitoring, customer billing and working with qualified partners for field services.

b.Profitably growing return on assets by focusing on channels with the lowest customer acquisition cost: The Company seeks to grow its subscriber revenues by focusing on the channels that have lowest customer acquisition costs and the ability to increase return on assets, including: acquiring existing systems from other companies or investment funds, selling additional services to existing subscribers, selling services to new customers online and partnering with selected independent installers to provide a subscription-based solution for their customers.

c.Increasing shareholder value by delivering predictable revenues, profits and cash flow: By focusing on subscription-based solutions with long-term customer agreements, the Company seeks to generate consistent revenues, profits and cash flow.

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

In the first quarter of 2022, the Company initiated a strategic review of its overall business operations which included assessing its offerings, strategy, processes and growth opportunities, which resulted in various restructuring actions. Following the strategic review and restructuring, the Company announced its decision to pursue transformational M&A which ultimately resulted in the Company acquiring Legacy Spruce Power in September 2022. Legacy Spruce Power was the largest privately held owner and operator of residential rooftop solar systems in the U.S. at the time of the transaction, with more than 52,000 customer subscribers, and has grown by acquiring portfolios of residential solar systems from other companies and investors rather than selling individual systems to homeowners through a direct-to-consumer salesforce like many of its competitors. This approach allowed the company to keep its customer acquisition costs low and enabled it to generate consistent adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”).

In parallel with the change in strategy and acquisition of Legacy Spruce Power, the Company initiated a comprehensive review of strategic alternatives for its Drivetrain and XL Grid businesses with the goal of maximizing shareholder value which culminated in the discontinuing of the Company’s Drivetrain and XL Grid operations in December 2022.

Recent Developments

Capital Investments, Acquisitions and Divestitures

In January 2023, the Company completed the exit of its legacy operations, including the Drivetrain and XL Grid businesses.

In March 2023, the Company completed the acquisition of all the issued and outstanding interests in SEMTH. Total consideration for the SEMTH acquisition included approximately $23.0 million of cash, net of cash received, and the assumption of $125.0 million of outstanding senior indebtedness held by SEMTH at the close of the acquisition.

Common Share Repurchase Program

In May 2023, the Company’s Board of Directors approved a share repurchase program (the “Repurchase Program”) for the repurchase of up to $50.0 million of the Company’s outstanding common stock through May 15, 2025. The Company is not obligated to repurchase any specific number of shares or dollar amount and may discontinue this share repurchase program at any time.

During the three and six months ended June 30, 2023, the Company repurchased 1.9 million shares of common stock under its Repurchase Program, for a total purchase price of $1.6 million.

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
Results of Operations

Comparison of the Three Months Ended June 30, 2023 and Three Months Ended March 31, 2023

To enhance comparability and provide more meaningful insight for users of the financials, we have opted to compare the operating results of the current quarter with the previous quarter, considering the acquisition of Legacy Spruce Power and divestiture of existing business, as it offers a more relevant and accurate basis for analysis within Management’s Discussion and Analysis (“MD&A”). The full unaudited condensed consolidated statement of operations for the three months ended March 31, 2023 is contained in the Company's Quarterly Report on Form 10-Q filed with the SEC on May 18, 2023.

The results of operations related to the Company’s Drivetrain and XL Grid businesses, which were determined to be discontinued operations in the fourth quarter of 2022, are presented as net loss from discontinued operations in the Company’s unaudited condensed consolidated statements of operations. As a result, the continuing operational results reflect the operations related to the Company’s corporate functions and the results of operations for Spruce Power since its acquisition on September 9, 2022.

Information with respect to the unaudited condensed consolidated statements of operations for the three months ended June 30, 2023 and March 31, 2023 are presented below:

	Three Months Ended
(Amounts in thousands, except per share amounts)	June 30, 2023	March 31, 2023	$ Change	% Change
Revenues	$22,813	$18,095	$4,718	26%
Operating expenses:
Cost of revenues	8,594	7,853	741	9%
Selling, general and administrative expenses	15,985	15,717	268	2%
Loss from operations	(1,766)	(5,475)	3,709	(68)%
Other (income) expense, net	(3,553)	9,503	(13,056)	(137)%
Net income (loss) from continuing operations	1,787	(14,978)	16,765	(112)%
Net loss from discontinued operations	(183)	(3,866)	3,683	(95)%
Net income (loss)	1,604	(18,844)	20,448	(109)%
Less: Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	(1,461)	551	(2,012)	(365)%
Net income (loss) attributable to stockholders	$3,065	$(19,395)	$22,460	(116)%

Net income (loss) per common share:
Basic and diluted	$0.02	$(0.13)	$0.15	(116)%

Revenues

Revenues increased by $4.7 million, or 26%, to $22.8 million in the three months ended June 30, 2023. The increase was primarily due to higher production in PPA contractual revenue streams due to seasonality factors, which is consistent with historical seasonality patterns.

Cost of Revenues

Cost of revenues increased by $0.7 million or 9%, to $8.6 million in the three months ended June 30, 2023. The increase primarily relates to an increase in operation and maintenance costs due to the meter upgrade campaign and underperformance of precontracted solar renewable energy credits.

Other (Income) Expense, Net

Other income, net was $3.6 million for the three months ended June 30, 2023 compared to $9.5 million of net expense for the three months ended March 31, 2023. Other income, net for the three months ended June 30, 2023 includes primarily $7.2 million of interest expense, net and $9.2 million of income from the change in fair value of interest rate swaps utilized by the Company to reduce the effect of volatility of its variable interest rate debt. Both items relate to debt and interest rate swap agreements the Company assumed with the September 2022 acquisition of Legacy Spruce Power and acquisition of SEMTH completed on March 2023. In comparison, other expense, net for the three months ended March 30, 2023 primarily included $6.8 million of interest expense, net and $5.6 million of expense from the change in fair value of interest rate swaps. Higher interest expense associated with the Company’s debt is partially offset by higher interest rate income associated with higher interest rates in the current quarter and recognition of three months of interest income related to SEMTH master lease agreement acquired on March 2023.

Comparison of the Three Months Ended June 30, 2023 and Three Months Ended June 30, 2022

Information with respect to the unaudited condensed consolidated statements of operations for the three months ended June 30, 2023 and June 30, 2022 are presented below:

	Three Months Ended
(Amounts in thousands, except per share amounts)	June 30, 2023	June 30, 2022	$ Change	% Change
Revenues	$22,813	$—	$22,813	—%
Operating expenses:
Cost of revenues	8,594	—	8,594	—%
Selling, general and administrative expenses	15,985	9,782	6,203	63%
Loss from operations	(1,766)	(9,782)	8,016	(82)%
Other income, net	(3,553)	(1,935)	(1,618)	84%
Net income (loss) from continuing operations	1,787	(7,847)	9,634	(123)%
Net loss from discontinued operations	(183)	(4,851)	4,668	(96)%
Net income (loss)	1,604	(12,698)	14,302	(113)%
Less: Net loss attributable to redeemable noncontrolling interests and noncontrolling interests	(1,461)	—	(1,461)	—%
Net income (loss) attributable to stockholders	$3,065	$(12,698)	$15,763	(124)%

Net income (loss) per common share:
Basic and diluted	$0.02	$(0.09)	$0.11	(123)%

Revenues and Cost of Revenues
Revenues and cost of revenues represent the residential solar energy revenues and related costs in connection with the acquisition of Legacy Spruce Power on September 9, 2022. Revenues and cost of revenues related to the Company’s Drivetrain and XL Grid operations are included in the net loss from discontinued operations.
Selling, General and Administrative
Selling, general, and administrative expenses increased by $6.2 million to $16.0 million in the three months ended
June 30, 2023 from $9.8 million for the three months ended June 30, 2022. Selling, general, and administrative expenses for the three months ended June 30, 2023 include the ongoing operations of the Company’s residential solar business and corporate functions, as well as certain remaining costs associated with the Company’s historic operations, including certain integration related costs. Selling, general, and administrative expenses related to the Company’s previous Drivetrain and XL Grid segments have been reclassed to discontinued operations.

Other Income, Net

Other income, net of $3.6 million for the three months ended June 30, 2023 is net of the change in fair value of swaps and interest expense, net for the period, while a majority of the balance for the comparable period in 2022 relates to a change in the fair value of warrant liability.

Comparison of the Six Months Ended June 30, 2023 and Six Months Ended June 30, 2022

Information with respect to the unaudited condensed consolidated statements of operations for the six months ended June 30, 2023 and June 30, 2022 are presented below:

	Six Months Ended
(Amounts in thousands, except per share amounts)	June 30, 2023	June 30, 2022	$ Change	% Change
Revenues	$40,908	$—	$40,908	—%
Operating expenses:
Cost of revenues	16,447	—	16,447	—%
Selling, general and administrative expenses	31,702	17,516	14,186	81%
Loss from operations	(7,241)	(17,516)	10,275	(59)%
Other (income) expense, net	5,950	(9,535)	15,485	(162)%
Net loss from continuing operations	(13,191)	(7,981)	(5,210)	65%
Net loss from discontinued operations	(4,049)	(20,794)	16,745	(81)%
Net loss	(17,240)	(28,775)	11,535	(40)%
Net loss from discontinued operations (including loss on disposal of $(3,083) for the six months ended June 30, 2023)	(910)	—	(910)	—%
Net loss attributable to stockholders	$(16,330)	$(28,775)	$12,445	(43)%

Net loss per common share:
Basic and diluted	$(0.11)	$(0.20)	$0.09	(46)%

Revenues and Cost of Revenues
Revenues and cost of revenues represent the residential solar energy revenues and related costs in connection the acquisition of Legacy Spruce Power on September 9, 2022. Revenues and cost of revenues related to the Company’s Drivetrain and XL Grid operations are included in the net loss from discontinued operations.
Selling, General and Administrative
Selling, general, and administrative expenses increased by $14.2 million to $31.7 million in the six months ended
June 30, 2023 from $17.5 million for the six months ended June 30, 2022. Selling, general, and administrative expenses for the six months ended June 30, 2023 included the ongoing operations of the Company’s residential solar business and corporate functions, as well as certain remaining costs associated with the Company’s historic operations including certain integration related costs, legal costs related to an SEC investigation and shareholder lawsuits. Selling, general, and administrative expenses related to the Company’s previous Drivetrain and XL Grid segments are included in the net loss from discontinued operations.
Other (Income) Expense, Net

Other expense, net of $6.0 million for the six months ended June 30, 2023 is net of change in fair value of interest rate swaps and interest expense, net for the period, while majority of the balance in the comparable period in 2022 relates to change in the fair value of warrant liability and gain on extinguishment of debt.
Liquidity and Capital Resources
The Company’s cash requirements depend on many factors, including the execution of its business strategy. The Company remains focused on carefully managing costs, including capital expenditures, maintaining a strong balance sheet, and ensuring adequate liquidity. The Company’s primary cash needs are for debt service, acquisition of solar systems, operating expenses, working capital and capital expenditures to support the growth in its business. Working capital is impacted by the timing and extent of the Company’s business needs. As of June 30, 2023, the Company had net working capital of $177.7 million, including cash and cash equivalents and restricted cash of $192.1 million.

With the acquisition of Legacy Spruce Power in September 2022, the Company assumed all of the outstanding debt of Legacy Spruce Power, which had a principal balance of $542.5 million on the date of the acquisition. With the SEMTH acquisition in the first quarter of 2023, the Company assumed $125.0 million of debt. As of June 30, 2023, the Company has $613.4 million of long-term debt, including current portions. The Company is required to complete debt service coverage ratio calculations on a quarterly basis as part of its debt covenants. All debt covenant requirements were satisfied as of the June 30, 2023 analyses.

Based on the Company’s current liquidity, management believes that no additional capital will be needed to execute its current business plan over the next 12 months. The Company continually evaluates its cash needs to raise additional funds or seek alternative sources to invest in growth opportunities and other purposes.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows:

	Six Months Ended
(Amounts in thousands)	June 30, 2023	June 30, 2022
Net cash provided by (used in)
Continuing operating activities	$(13,030)	$(22,332)
Discontinued operating activities	(5,241)	(7,940)
Continuing investing activities	(14,563)	—
Discontinued investing activities	325	744
Continuing financing activities	(15,525)	405

Discontinued financing activities	—	(182)
Net change in cash and cash equivalents and restricted cash	$(48,034)	$(29,305)

Cash Flows Used in Operating Activities

The net cash used in continuing operations for the six months ended June 30, 2023 consists of the operations of Legacy Spruce Power, corporate costs and certain other costs that were not allocated to our discontinued operations. The decrease in cash used in continuing operating activities, as compared to the same period in the prior year, is a reflection of the positive impact of our residential solar business.

Cash Flows Used in Investing Activities

Cash used in investing activity related to continuing operations for the six months ended June 30, 2023 includes $23.4 million of cash paid, net of cash acquired for the SEMTH acquisition, partially offset by $5.3 million of proceeds from the SEMTH investment and $3.6 million of proceeds from the sale of property and equipment.

Cash Flows Used in Financing Activities

The net cash used in financing activities related to continuing operations for the six months ended June 30, 2023 primarily includes $14.3 million for the repayment of long-term debt and $1.6 million of shares repurchased under our Repurchase Program, both partially offset by $0.5 million of proceeds from the exercise of stock options during the period.
Off-Balance Sheet Arrangements
The Company did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles of the U.S. as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification ("ASC"), and we evaluate the various staff accounting bulletins and other applicable guidance issued by the SEC. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the consolidated balance sheet date, as well as the reported expenses incurred during the reporting periods. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to our unaudited condensed consolidated financial statements.

The Company’s significant accounting policies are consistent with those discussed in Note 2. Summary of Significant Accounting Policies of the consolidated financial statements and the MD&A section of the Company’s Annual Report and Note 2. Summary of Significant Accounting Policies to its accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The Company has identified the following accounting policies as its most critical since they require a greater degree of judgment and complexity:

◦Deferred income taxes

◦Warranty reserves

◦Valuation of stock-based compensation
◦
◦Useful lives of certain assets and liabilities

◦Valuation of redeemable noncontrolling interests and noncontrolling interests

◦Allowance for current expected credit losses

◦Asset acquisition transactions

◦Valuation of business combinations, including the fair values and useful lives of acquired assets and assumed liabilities

New and Recently Adopted Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on the Company's unaudited condensed consolidated financial statements, see Note 2. Summary of Significant Accounting Policies to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.” The Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and communicated to its Management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The Company’s Management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures as of March 31, 2023. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of that date, and subsequently as of June 30, 2023, due to the material weaknesses in internal control over financial reporting described below.

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

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis. These deficiencies could result in misstatements to the Company's consolidated financial statements that would be material and would not be prevented or detected on a timely basis.

As previously disclosed under “Item 9A – Controls and Procedures” in the Company’s Annual Report, Management concluded that its internal control over financial reporting was not effective based on the material weakness identified related to the ineffective design and implementation of Information Technology General Controls (“ITGC”). The Company’s ITGC deficiencies included improperly designed controls pertaining to user access rights and segregation of duties over systems that are critical to the Company’s system of financial reporting.

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

Remediation Plan

Management continues its efforts to integrate Legacy Spruce Power’s internal controls over financial reporting into the Company’s financial reporting framework and to enhance the Company’s remediation plan related to its ITGC material weakness. As disclosed in the Company’s Annual Report, with the acquisition of Legacy Spruce Power and the evaluation of strategic alternatives for the Company’s Drivetrain and XL Grid businesses, the Company exited the Drivetrain and XL Grid businesses and took certain restructuring actions to integrate and remove corporate function redundancies. Related to this integration, the Company has been evaluating all aspects of its internal control framework to identify and remediate any potential gaps and to identify any other opportunities to ensure the effectiveness of the Company’s internal controls. Additionally, Management continues its efforts to remediate the material weaknesses over the review and approval of manual journal entries and segregation of duties and accounting for complex transactions. The Company has engaged third-party experts to assist with the remediation effort as the Company continuously evaluates all aspects of its internal control framework to identify and remediate any potential gaps and to identify any other opportunities to ensure the effectiveness of the Company’s internal controls.

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

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. The Principal Financial and Accounting Officer and Chief Financial Officer are the same individual. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of management override or improper acts, if any, have been detected. These include, for example, the possibility of human errors or mistakes, or of controls being circumvented by collusion or inappropriate management override. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Due to their inherent limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. It is possible to design safeguards to reduce, but not eliminate, this risk. However, these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2023, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our material pending legal proceedings, see Legal Proceedings in Note 15. Commitments and Contingencies to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report, except as described below. Investors are encouraged to review these risk factors prior to making an investment in the Company and in conjunction with their review of this Quarterly Report on Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
Share Repurchase Program
The following table provides information with respect to the shares of common stock we repurchased under the Repurchase Program during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (in '000s)
May 1 - May 31, 2023	35,600	$0.77	35,600	$49,972
June 1 - June 30, 2023	1,828,573	$0.83	1,828,573	$48,386
	1,864,173		1,864,173

Item 3. Defaults Upon Senior Securities.
None

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibit No.	Description	Included	Form	Filing Date
3.10	Second Amended and Restated Certificate of Incorporation.	By Reference	8-K	December 23, 2020
3.20	Certificate of Amendment changing name of Registrant to Spruce Power Holding Corporation	By Reference	8-K	November 14, 2022
3.30	Amended and Restated Bylaws, as amended as of November 10, 2022	By Reference	8-K	November 14, 2022
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

SPRUCE POWER HOLDING CORPORATION

Date: August 10, 2023	By:	/s/ Christian Fong
	Name:	Christian Fong
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Sarah Weber Wells
	Name:	Sarah Weber Wells
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)