Form 10-Q
period 2023-09-30
SPRUCE POWER HOLDING CORP
filed 2023-11-13
CIK 1772720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
___________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
THE TRANSITION PERIOD FROM _________ TO _________
Commission File Number 001-38971
Spruce Power Holding Corporation
(Exact name of Registrant as specified in its Charter)

Delaware	83-4109918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2000 S Colorado Blvd, Suite 2-825 Denver, CO	80222
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (866) 777-8235
___________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Shares of common stock, $0.0001 par value	SPRU	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 10, 2023, 18,226,169 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

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
•Uncertainties relating to the solar energy industry and the risk that sufficient additional demand for home solar energy systems may not develop or take longer to develop than we anticipate.
•Disruptions to our solar monitoring systems could negatively impact our revenues and increase our expenses.
•Warranties provided by the manufacturers of equipment for our assets and maintenance obligations may be inadequate to protect us.
•The solar energy systems we own or may acquire may have a limited operating history and may not perform as we expect, including as a result of unsuitable solar and meteorological conditions.
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
•We may be adversely affected by the impact of natural disasters and other events beyond our control, such as hurricanes, wildfires or pandemics.
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
iii

Part I - Financial Information
Item 1. Financial Statements
Spruce Power Holding Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	As of
(In thousands, except share and per share amounts)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$154,209	$220,321
Restricted cash	38,524	19,823
Accounts receivable, net of allowance of $12.9 million and $12.2 million as of September 30, 2023 and December 31, 2022, respectively	12,572	8,336
Interest rate swap assets, current	13,799	10,183
Prepaid expenses and other current assets	9,481	5,316
Current assets of discontinued operations	—	10,977
Total current assets	228,585	274,956
Investment related to SEMTH master lease agreement	145,666	—
Property and equipment, net	488,387	396,168
Interest rate swap assets, non-current	29,819	22,069
Intangible assets, net	10,262	—
Deferred rent assets	2,114	1,626
Right-of-use assets, net	6,238	2,802
Goodwill	28,757	128,548
Other assets	257	383
Long-term assets of discontinued operations	33	—
Total assets	$940,118	$826,552

Liabilities, redeemable noncontrolling interests and stockholders’ equity
Current liabilities:
Accounts payable	$1,237	$2,904
Current portion of long-term debt	27,719	25,314
Accrued expenses and other current liabilities	51,568	21,509
Deferred revenue, current	108	39
Lease liability, current	1,126	834
Current liabilities of discontinued operations	—	9,097
Total current liabilities	81,758	59,697
Long-term debt, net of current portion	599,610	474,441
Deferred revenue, non-current	1,084	452
Lease liability, non-current	6,004	2,426
Warrant liabilities	38	256
Unfavorable solar renewable energy agreements, net	7,193	—
Other long-term liabilities	113	10
Long-term liabilities of discontinued operations	183	294
Total liabilities	695,983	537,576
Commitments and contingencies (Note 15)

Redeemable noncontrolling interests	—	85
Stockholders’ equity:
Common stock, $0.0001 par value; 350,000,000 shares authorized at September 30, 2023 and December 31, 2022; 18,925,126 and 18,194,379 shares issued and outstanding at September 30, 2023, respectively, and 18,046,903 issued and outstanding at December 31, 2022	14	14
Additional paid-in capital	474,502	473,277
Noncontrolling interests	2,438	8,942
Accumulated deficit	(227,700)	(193,342)
Treasury stock at cost, 730,747 shares and 0 at September 30, 2023 and December 31, 2022, respectively	(5,119)	—
Total stockholders’ equity	244,135	288,891
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$940,118	$826,552

See notes to unaudited condensed consolidated financial statements.

Spruce Power Holding Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share and share amounts)	2023	2022	2023	2022

Revenues	$23,250	$5,080	$64,158	$5,080
Operating expenses:
Cost of revenues	9,810	1,974	26,257	1,974
Selling, general, and administrative expenses	12,391	27,018	44,093	44,534
Litigation settlements, net	26,339	—	26,339	—
(Gain) loss on asset disposal	(773)	270	(4,225)	270
Total operating expenses	47,767	29,262	92,464	46,778
Loss from operations	(24,517)	(24,182)	(28,306)	(41,698)
Other (income) expense:
Interest expense, net	2,937	2,122	16,969	2,141
Gain on extinguishment of debt	—	—	—	(4,527)
Change in fair value of obligation to issue shares of common stock to sellers of World Energy	—	(42)	—	(540)
Change in fair value of warrant liabilities	(70)	(646)	(218)	(5,146)
Change in fair value of interest rate swaps	(8,061)	(8,533)	(11,663)	(8,533)
Other income, net	(360)	(96)	(1,240)	(125)
Net loss from continuing operations	(18,963)	(16,987)	(32,154)	(24,968)
Net loss from discontinued operations (including loss on disposal of $3,083 for the nine months ended September 30, 2023)	(204)	(4,599)	(4,253)	(25,393)
Net loss	(19,167)	(21,586)	(36,407)	(50,361)
Less: Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	146	419	(764)	419
Net loss attributable to stockholders	$(19,313)	$(22,005)	$(35,643)	$(50,780)
Net loss attributable to stockholders per share, basic and diluted	$(1.11)	$(1.23)	$(1.97)	$(2.86)
Net loss from discontinued operations, basic and diluted	$(0.01)	$(0.26)	$(0.24)	$(1.43)
Weighted-average shares outstanding, basic and diluted	17,351,796	17,861,935	18,072,115	17,767,871

See notes to unaudited condensed consolidated financial statements.

Spruce Power Holding Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

		Three and Nine Months Ended September 30, 2023
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Non controlling Interests	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share data)		Shares	Amount			Shares	Amount
Balance at December 31, 2022	$85	18,046,903	$14	$473,277	$8,942	—	$—	$(193,342)	$288,891
Cumulative-effect adjustment of ASC 326 adoption	—	—	—	—	—	—	—	1,285	1,285
Fair value adjustment for Spruce Acquisition	240	—	—	(1,813)	(5,490)	—	—	—	(7,303)
Exercise of stock options	—	135,210	—	283	—	—	—	—	283
Issuance of restricted stock	—	341,490	—	—	—	—	—	—	—
Issuance of common stock	—	25,818	—	150	—	—	—	—	150
Capital distributions to noncontrolling interests	(108)	—	—	—	(88)	—	—	—	(88)
Stock-based compensation expense	—	—	—	796	—	—	—	—	796
Net income (loss)	(39)	—	—	—	590	—	—	(19,395)	(18,805)
Balance at March 31, 2023	$178	18,549,421	$14	$472,693	$3,954	—	$—	$(211,452)	$265,209
Exercise of stock options	—	111,637		252	—	—	—	—	252
Issuance of restricted stock	—	106,928	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	—	233,022	(1,614)	—	(1,614)
Stock-based compensation expense	—	—	—	593	—	—	—	—	593
Capital distributions to noncontrolling interests	—	—	—	—	(57)	—	—	—	(57)
Net income (loss)	21	—			(1,482)	—	—	3,065	1,583
Balance at June 30, 2023	$199	18,767,986	$14	$473,538	$2,415	233,022	$(1,614)	$(208,387)	$265,966
Exercise of stock options	—	84,245	—	165	—	—	—	—	165
Issuance of restricted stock	—	72,895	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	—	497,725	(3,505)	—	(3,505)
Stock-based compensation expense	—	—	—	660	—	—	—	—	660
Buyout of redeemable noncontrolling interests	(55)	—	—	—	—	—	—	—	—
Equity related to buyout of redeemable noncontrolling interest	(139)	—	—	139	—	—	—	—	139
Capital distributions to noncontrolling interests	(26)	—	—	—	(102)	—	—	—	(102)
Net income (loss)	21	—	—	—	125	—	—	(19,313)	(19,188)
Balance at September 30, 2023	$—	18,925,126	$14	$474,502	$2,438	730,747	$(5,119)	$(227,700)	$244,135

		Three and Nine Months Ended September 30, 2022
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital	Non controlling Interests	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share data)		Shares	Amount			Shares	Amount
Balance at December 31, 2021	$—	17,567,584	$14	$461,207	$—	—	$—	$(99,411)	$361,810
Exercise of stock options	—	164,040	—	258	—	—	—	—	258
Issuance of restricted stock	—	276	—	—	—	—	—	—	—
Issuance of shares as contingent consideration relating to Quantum business acquisition	—	12,500	—	186	—	—	—	—	186
Stock-based compensation expense	—	—	—	381	—	—	—	—	381
Net loss	—	—	—	—	—	—	—	(16,077)	(16,077)
Balance at March 31, 2022	$—	17,744,400	$14	$462,032	$—	—	$—	$(115,488)	$346,558
Exercise of stock options	—	55,008	—	175	—	—	—	—	175
Issuance of restricted stock	—	12,197	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	1,081	—	—	—	—	1,081
Net loss	—	—	—	—	—	—	—	(12,698)	(12,698)
Balance at June 30, 2022	$—	17,811,605	$14	$463,288	$—	—	$—	$(128,186)	$335,116
Exercise of stock options	—	55,539	—	101	—	—	—	—	101
Issuance of restricted stock	—	115,740	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	2,651	—	—	—	—	2,651
Buyout of noncontrolling interests	—	—	—	(1,998)	(200)	—	—	—	(2,198)
Capital distributions to noncontrolling interests	—	—	—	—	(379)	—	—	—	(379)
Noncontrolling interests related to acquisition of Spruce Power	38,695	—	—	—	12,689	—	—	—	12,689
Net income (loss)	205	—	—	—	214	—	—	(22,005)	(21,791)
Balance at September 30, 2022	$38,900	17,982,884	$14	$464,042	$12,324	—	$—	$(150,191)	$326,189
See notes to unaudited condensed consolidated financial statements.

Spruce Power Holding Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2023	2022

Operating activities:
Net loss	$(36,407)	$(50,361)
Add back: Net loss from discontinued operations	4,253	25,393
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,049	4,113
Bad debt expense	2,436	979
Depreciation and amortization expense	16,445	2,911
Change in fair value of obligation to issue shares of common stock	—	(540)
Change in fair value of interest rate swaps	(11,663)	(8,533)
Change in fair value of warrant liabilities	(218)	(5,146)
Interest income related to SEMTH master lease agreement	(7,658)	—
Gain on extinguishment of debt	—	(4,527)
Gain on disposal of assets	(4,225)	(493)
Loss on disposal of World Energy	3,083	—
Change in operating right-of-use assets	49	134
Amortization of debt discount and financing costs	4,390	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,166)	(1,066)
Deferred rent assets	(488)	—
Prepaid expenses and other current assets	(1,992)	280
Other assets	124	—
Accounts payable	(1,667)	1,579
Accrued expenses and other current liabilities	25,212	5,109
Other long-term liabilities	5	—
Deferred revenue	701	64
Net cash used in continuing operating activities	(10,737)	(30,104)
Net cash used in discontinued operating activities	(5,187)	(16,295)
Investing activities:
Proceeds from sale of solar energy systems	5,068	249
Proceeds from investment related to SEMTH master lease agreement	13,188	—
Cash paid for acquisitions, net of cash acquired	(43,097)	(32,585)
Purchases of other property and equipment	(285)	—
Net cash used in continuing investing activities	(25,126)	(32,336)
Net cash provided by discontinued investing activities	325	803
Financing activities:
Proceeds from issuance of long-term debt	21,396	—
Payment of deferred financing costs	(391)	—
Repayments of long-term debt	(22,821)	—
Repayments under financing leases	(165)	(9)
Proceeds from issuance of common stock	150	—

Proceeds from exercise of stock options	700	534
Share repurchases	(5,119)	—
Capital distributions to redeemable noncontrolling interests and noncontrolling interests	(381)	(2,577)
Buyout of redeemable non-controlling interest	(55)	—
Net cash used in continuing financing activities	(6,686)	(2,052)
Net cash used in discontinued financing activities	—	(208)
Net change in cash and cash equivalents and restricted cash:	(47,411)	(80,192)
Cash and cash equivalents and restricted cash, beginning of period	240,144	351,826
Cash and cash equivalents and restricted cash, end of period	$192,733	$271,634
Supplemental disclosure of cash flow information:
Interest expense paid	$24,105	$22
Supplemental disclosures of noncash investing and financing information:
Right-of-use assets obtained in exchange for lease liability	$933	$1,838
Settlement of operating lease liability	$436	$569
Settlement of finance lease liability	$43	$—
Settlement of contingent liability through issuance of shares	$—	$186

See notes to unaudited condensed consolidated financial statements.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

Description of Business

Spruce Power Holding Corporation (formerly known as XL Fleet Corp.) and its subsidiaries (“Spruce Power” or the “Company”) is a leading owner and operator of distributed solar energy assets across the United States, offering subscription-based services to approximately 75,000 home solar assets and contracts, making renewable energy more accessible to everyone.

The Company generates revenues primarily through (i) the sale of electricity generated by its home solar energy systems to homeowners pursuant to long-term agreements, which obligate the Company’s subscribers to make recurring monthly payments and (ii) the servicing of those agreements for other institutional owners of home solar energy systems. The Company also generates cash flows and earns interest income from its investment made during the first quarter of 2023 under the master lease with SS Holdings 2017, LLC and its subsidiaries (“SEMTH”).
The Company holds subsidiary fund companies, defined below as the Funds, that own and operate portfolios of home solar energy systems, which are subject to solar lease agreements ("SLAs") and power purchase agreements ("PPAs", together with the SLAs, "Customer Agreements") with residential customers who benefit from the production of electricity generated by the solar energy systems. The solar energy systems may qualify for subsidies, renewable energy credits and other incentives as provided by various states and local agencies. These benefits have generally been retained by the Company's subsidiaries that own the systems, with the exception of the investment tax credit under Section 48 of the Internal Revenue Code, which were generally passed through to the various financing partners of the solar energy systems.

The Company engages in activities that result in energy efficiency, and also offers services which include asset management services and operating and maintenance services for home solar energy systems.
Discontinued Operations
Historically the Company had provided fleet electrification solutions for commercial vehicles in North America, offering its systems for vehicle electrification (the “Drivetrain” segment) and through its energy efficiency and infrastructure solutions business, including offering and installing charging stations to enable customers to develop the charging infrastructure required for their electrified vehicles (the “XL Grid” segment).
In the first quarter of 2022, the Company initiated a strategic review of its overall business operations which included assessing its offerings, strategy, processes and growth opportunities. As a result of the strategic review, in the first quarter of 2022, the Company made the following decisions relating to the restructuring of its Drivetrain business: (i) the elimination of a substantial majority of the Company’s hybrid drivetrain products; (ii) the elimination of its plug-in hybrid electric vehicles products; (iii) the reduction in the size of the Company’s workforce by approximately 50 employees; (iv) the closure of the Company’s production center and warehouse in Quincy, IL; (v) the closure of the Company’s engineering activities in its Boston office; and (vi) the termination of the Company’s partnership with eNow.

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

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Organization and Description of Business, continued
As a result of these efforts, on September 9, 2022, the Company acquired 100% of the membership interests of Spruce Holding Company 1 LLC, Spruce Holding Company 2 LLC, Spruce Holding Company 3 LLC, and Spruce Manager LLC (collectively and together with their subsidiaries, “Legacy Spruce Power”) (See Note 3. Business Combinations). Legacy Spruce Power was one of the largest privately held owner and operator of home solar energy systems in the U.S. at the time of the transaction, with approximately 51,000 customer subscribers as of December 31, 2022. Spruce Power sells the power generated by solar energy systems to its homeowners pursuant to long-term agreements that require subscribers to make recurring monthly payments.

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
The Company's accompanying unaudited condensed consolidated financial statements include the accounts of its wholly owned subsidiaries and variable interest entities (“VIEs”), for which the Company is the primary beneficiary. All intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the Company’s current presentation and such reclassifications had no effect on the Company’s previously reported net income, earnings per share, cash flows or accumulated deficit.
On October 6, 2023, the Company effected a one-for-eight reverse stock split with respect to its issued and outstanding shares of common stock (the “Reverse Stock Split”). All share and per share amounts included in this Form 10-Q have been retrospectively presented as if the reverse stock split had been effective from the beginning of the earliest period presented.

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
Variable interest entities: The Company consolidates any VIE of which it is the primary beneficiary. The Company formed or acquired VIEs which are partially funded by tax equity investors in order to facilitate the funding and monetization of certain attributes associated with solar energy systems. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. A variable interest holder is required to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company evaluates its relationships with the VIEs on an ongoing basis to determine if it is the primary beneficiary.

The Company's initial investments in Volta Solar Owner II, LLC, ORE F4 HoldCo, LLC and Level Solar Fund IV LLC (“Level Solar Fund IV”), collectively, the “Funds”, were determined to be VIEs. The Company considered the provisions within the contractual arrangements that grant it power to manage and make decisions that affect the operation of the VIEs, including determining the solar energy systems contributed to the VIEs, and the operation and maintenance of the solar energy systems. The Company considers the rights granted to the other investors under the contractual arrangements to be more protective in nature rather than substantive participating rights. As such, the Company was determined to be the primary beneficiary and the assets, liabilities and activities of the Funds were consolidated by the Company. During the three months ended September 30, 2023, the Company purchased all membership interests in Level Solar Fund IV and it ceased being a VIE as of September 30, 2023 (See Note 13. Redeemable Noncontrolling Interests and Noncontrolling Interests).

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
Concentration of credit risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. At times, such cash may be in excess of the FDIC limit. At September 30, 2023 and December 31, 2022, the Company had cash in excess of the $250,000 federally insured limit. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as most of the balances are kept in treasury bills, which are government backed securities.
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

Restricted cash: Restricted cash held at September 30, 2023 and December 31, 2022 of $38.5 million and $19.8 million, respectively, primarily consists of approximately $38.4 million and $19.7 million, respectively, of cash that is subject to restriction due to provisions in the Company's financing agreements and the operating agreements of the Funds that are accounted for as consolidated VIEs. The carrying amount reported in the unaudited condensed consolidated balance sheets for restricted cash approximates its fair value.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reflected on the unaudited condensed consolidated balance sheets to the total amounts shown in the unaudited condensed consolidated statements of cash flows for the end of the periods:

	As of
	September 30,	September 30,
(Amounts in thousands)	2023	2022
Cash and cash equivalents	$154,209	$239,512
Restricted cash	38,524	32,122
Total cash, cash equivalents and restricted cash	$192,733	$271,634
Accounts receivable, net: Accounts receivable primarily represent amounts due from the Company’s customers. Accounts receivable is recorded net of an allowance for expected credit losses, which is determined by the Company’s assessment of the collectability of customer accounts based on the best available data at the time of the assessment. Management reviews the allowance by considering factors such as historical experience, contractual term, aging category and current economic conditions that may affect customers. The following table presents the changes in the allowance for credit losses recorded

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies, continued
against accounts receivable, net on the unaudited condensed consolidated balance sheets:

	As of
(Amounts in thousands)	September 30, 2023	December 31, 2022
Balance at beginning of period	$12,164	$12,164
Impact of ASC 326 adoption	(1,285)	—
Write-off of uncollectible accounts	(835)	—
Provision recognized upon valuation of assets acquired	420	—
Provision for current expected credit losses	2,436	—
Balance at end of period	$12,900	$12,164
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

Solar energy systems, net: Solar energy systems, net consists of home solar energy systems which are subject to long-term customer agreements. Solar energy systems are recorded at their fair value upon acquisition. Subsequently, any impairment charges that may arise are recognized and the impairment loss reduces the carrying amount of the asset to its recoverable amount. For all acquired systems, the Company calculates depreciation using the straight-line method over the remaining useful life as of the acquisition date based on a 30-year useful life from the date the asset was placed in service. When a solar energy system is sold or otherwise disposed of, a gain (or loss) is recognized for the amount of cash received in excess of the net book value of the solar energy system (or vice versa), at which time the related solar energy system is removed from the unaudited condensed consolidated balance sheets.

Depreciation expense of solar energy systems for the three and nine months ended September 30, 2023 was $6.3 million and $17.9 million, respectively, and $1.3 million for the three and nine months ended September 30, 2022.
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

Depreciation expense of other property and equipment for the three and nine months ended September 30, 2023 was $0.1 million and 0.2 million respectively and for the three and nine months ended September 30, 2022 was $0.2 million and $0.6 million, respectively.
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

Asset acquisitions: The Company accounts for assets acquired based on the consideration transferred by the Company, including direct and incremental transaction costs incurred by the Company as a result of the acquisition. An asset acquisition’s cost or the consideration transferred by the Company is assumed to be equal to the fair value of the net assets acquired. If the consideration transferred is cash, measurement is based on the amount of cash the Company paid to the seller, as well as transaction costs incurred by the Company. Consideration given in the form of nonmonetary assets, liabilities incurred or equity interests issued is measured based on either the cost to the Company or the fair value of the assets or net assets acquired, whichever is more clearly evident. The cost of an asset acquisition is allocated to the net assets acquired based on their estimated relative fair values. The Company engages third-party appraisal firms to assist in the fair value determination. Goodwill is not recognized in an asset acquisition.
Impairment of long-lived assets: The Company reviews long-lived assets, including solar energy systems, other property and equipment, and intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. The Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies, continued
the carrying amount of the asset group exceeds its fair value. There were no long-lived asset impairment charges for the three and nine months ended September 30, 2023 and 2022.

Impairment of goodwill: Goodwill represents the excess of cost over the fair market value of net tangible and identifiable intangible assets of acquired businesses. Goodwill is not amortized, however it is annually tested for impairment, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. The Company has historically recorded goodwill in connection with its business acquisitions.

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

The Company determines the fair value of its reporting unit using the market or income approach. Under the market approach method, the Company uses multiples of EBITDA or revenue of the comparable guideline public companies by selecting a population of public companies with similar operations and attributes. Using this guideline public company data, a range of multiples of enterprise value to EBITDA or revenue is calculated. The Company selects percentages from the range of multiples for purposes of determining the Company’s estimated enterprise value based on such multiple and generally the latest twelve months EBITDA or revenue. Increases (decreases) in the multiple will result in an increase (decrease) in enterprise value, resulting in an increase (decrease) in the fair value estimate of the Company. The income approach of computing fair value is based on the present value of the expected future economic benefits generated by the asset or business, such as cash flows or profits which will then be compared to its book value.

In the first quarter of 2022, the Company believed there were indicators that the carrying amount of its goodwill may be impaired due to a decline in the Company’s stock price and market capitalization. As a result, the Company performed an assessment of its goodwill for impairment. The Company elected to forego the qualitative test and proceeded to perform a quantitative test. The Company compared the book value of its single reporting unit to the fair value of its public float. The market capitalization was below the fair value of the Company by an amount in excess of its reported value of goodwill. As a result, the Company recorded a charge of $8.6 million to fully impair its goodwill related to XL Flee Corp., which is reflected within net loss from discontinued operations in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2022 (See Note 17. Discontinued Operations). There were no goodwill impairment charges during the three and nine months ended September 30, 2023.

Contingencies: The Company is unable to anticipate the ultimate outcome of all pending legal proceedings. When it is probable that a loss has occurred and the loss amount can be reasonably estimated, the Company records liabilities for loss contingencies. In certain cases, the Company may be covered by one or more corporate insurance policies, resulting in insurance loss recoveries. When such recoveries are in excess of a loss recognized in the Company’s financial statements, the Company recognizes a gain contingency at the earlier of when the gain has been realized or when it is realizable,

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies, continued
however when the Company expects recovery of proceeds up to the amount of the loss recognized, a receivable, which offsets the related loss contingency, is recognized when realization of the claim for recovery is determined to be probable.
Warrant liabilities: As of September 30, 2023 and 2022, the Company had outstanding private warrants, which are related to the December 2020 merger and organization of legacy XL Hybrids Inc. (“XL Hybrids”) to become XL Fleet Corp. With the merger, the Company assumed private placement warrants to purchase 529,167 shares of common stock, with an exercise price of $92.00 per share (the "Private Warrants"). The Private Warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the Private Warrants met the definition of a derivative, they were measured at fair value at inception and at each reporting date with changes in fair value recognized in the unaudited condensed consolidated statements of operations. The Private Warrants were valued using a Black-Scholes model, with significant inputs consisting of risk-free interest rate, remaining term, expected volatility, exercise price, and the Company’s stock price (See Note 10. Fair Value Measurements).
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

The Company accrued the estimated cost of product warranties for unclaimed charges based on historical experiences and expected results. Should product failure rates and material usage costs differ from these factors, estimated revisions to the estimated warranty liability will be required. The Company periodically assesses the adequacy of its recorded product warranty liabilities and adjusts the balances as required. Warranty expense is recorded as a component of discontinued operations in the unaudited condensed consolidated statement of operations. With the Company’s exit from the Drivetrain business and the subsequent sale of World Energy, the Company will not enter into any additional warranty obligations and expects the existing warranty obligation to substantially run-off over the subsequent 15-month period.

The following is a roll forward of the Company’s accrued warranty liability:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Balance at the beginning of the period	$602	$2,326	$1,125	$2,547
Accrual for warranties issued	—	75	—	110
Transfer of inventory to servicers	—	—	(498)	—
Accrual related to World Energy	—	—	(25)	—
Warranty fulfillment charges	—	(80)	—	(336)
Balance at the end of the period	$602	$2,321	$602	$2,321

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

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies, continued
Revenues: The Company’s revenue is derived from its home solar energy portfolio, which primarily generates revenue through the sale to homeowners of power generated by its home solar energy systems pursuant to long-term agreements.
The following table presents the detail of the Company’s revenues as reflected within the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2023:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
PPA revenues	$11,370	$2,430	$30,731	$2,430
SLA revenues	7,596	1,683	22,543	1,683
Solar renewable energy credit revenues	2,072	760	5,268	760
Government incentives	68	25	164	25
Servicing revenues	100	151	325	151
Intangibles amortization, unfavorable solar renewable energy agreements	974	—	2,393	—
Other revenue	1,070	31	2,734	31
Total	$23,250	$5,080	$64,158	$5,080
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

•SLA revenues - The Company has SLAs, which do not meet the definition of a lease under ASC 842, Leases, and are accounted for as contracts with customers under ASC 606. Revenue is recognized on a straight-line basis over the contract term as the obligation to provide continuous access to the solar energy system is satisfied. The amount of revenue recognized may not equal customer cash payments due to the performance obligation being satisfied ahead of cash receipt or evenly as continuous access to the solar energy system has been provided. The differences between revenue recognition and cash payments received are reflected as deferred rent assets on the unaudited condensed consolidated balance sheets.

Solar renewable energy credit revenues - The Company enters contracts with third parties to sell Solar Renewable Energy Credits ("SRECs") generated by the solar energy systems for fixed prices. Certain contracts that meet the definition of a derivative may be exempted as normal purchase or normal sales transactions ("NPNS"). NPNS are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. The Company's SREC contracts meet these requirements and are designated as NPNS contracts. Such SRECs are exempted from the derivative accounting and reporting requirements, and the Company recognizes revenues in accordance with ASC 606. The Company recognizes revenue for SRECs based on pricing predetermined within the respective contracts at a point in time when the SRECs are transferred. As SRECs can be sold separate from the actual electricity generated by the renewable-based generation source, the Company accounts for the SRECs it generates from its solar energy systems as governmental incentives with no costs incurred to obtain them and do not consider those SRECs output of the underlying solar energy systems. The Company classifies these SRECs as inventory held until sold and delivered to third parties. As the Company

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies, continued
did not incur costs to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of September 30, 2023 and December 31, 2022.

Government incentives - The Company participates in residential solar investment programs which offer a performance-based incentive (“PBI”) for eligible systems. PBIs are accounted for under ASC 606 and are earned based upon the actual electricity produced by the eligible systems.
Servicing revenues - The Company earns operating and maintenance revenue from third-party solar fund customers at pre-determined rates for various operating and maintenance and asset management services as specified in Maintenance Service Agreements ("MSAs") and Operating Service Agreements ("OSAs"). The MSAs and OSAs contain multiple performance obligations, including routine maintenance, nonroutine maintenance, renewable energy certificate management, inventory management, delinquent account collections and customer account management. Pursuant to ASC 606, the Company has elected the "right to invoice" practical expedient and revenue for these performance obligations are recognized as services are rendered based upon the underlying contractual arrangements.
Investment related to SEMTH master lease agreement and interest income: The Company accounts for its investment related to SEMTH master lease agreement in accordance with ASC 325-40, Investments—Other—Beneficial Interests in Securitized Financial Assets. The Company recognizes accretable yield as interest income over the life of the related beneficial interest using the effective yield method, which is reflected within interest expense, net in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2023. On a recurring basis, the Company evaluates changes in the cash flows expected to be collected from the cash flows previously projected, and when favorable or adverse changes are deemed other than temporary, the Company updates its expectation of cash flows to be collected and recalculates the amount of accretable yield for the related beneficial interest.
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
Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. For the three and nine months ended September 30, 2023 and 2022, there were no uncertain tax position taken or expected to be taken in the Company’s tax returns.
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

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies, continued

There has historically been no federal or state provision for income taxes since the Company has historically incurred net operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three and nine months ended September 30, 2023 and 2022, the Company recognized no provision for income taxes consistent with its losses incurred and the valuation allowance against its deferred tax assets. As a result, the Company's effective income tax rate was 0% for the three and nine months ended September 30, 2023 and 2022.

Reverse Stock Split: On October 6, 2023, the Company effected the Reverse Stock Split. Prior to the effective time of the Reverse Stock Split, the Company had 151,441,768 and 145,595,792 shares of common stock issued and outstanding, respectively, and upon the Reverse Stock Split, the Company had approximately 18,930,196 and 18,199,449 shares of common stock issued and outstanding, respectively. The par value and the number of authorized shares of the common stock were not adjusted in connection with the Reverse Stock Split. All references to common stock, stock options, restricted stock units, private warrants, share data, per share data and related information contained within these unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. Subsequent to the Reverse Stock Split, each stockholder’s percentage ownership interest in the Company and proportional voting power remained unchanged.

No fractional shares of the Company’s common stock were issued in connection with the Reverse Stock Split. In late October 2023, certain stockholders entitled to fractional shares as a result of the Reverse Stock Split received aggregate cash payments of approximately $0.01 million in lieu of receiving fractional shares.
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

Segment reporting: Segment reporting is based on the “management approach”, following the method that management organizes the Company’s reportable segments for which separate financial information is made available to, and evaluated regularly by, the Company’s chief operating decision maker (“CODM”) in allocating resources and in assessing performance. The Company’s CODM is its Chief Executive Officer (“CEO”). In the fourth quarter of 2022, the Company determined that the Drivetrain and XL Grid operations were discontinued operations which resulted in the Company having one operating segment that constitutes selling electricity through home solar energy systems or through residual ownership in master lease agreements.
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
Note 3. Business Combinations
Legacy Spruce Power
On September 9, 2022 (the “Acquisition Date”), the Company acquired Legacy Spruce Power for $32.6 million, which consisted of cash payments of $61.8 million less cash and restricted cash acquired of $29.2 million. Management evaluated which entity should be considered the accounting acquirer in the transaction by giving consideration to the form of consideration transferred, the composition of the equity holders, the composition of voting rights of the Board of Directors, continuity of management structure, and size of the respective organizations. Based on the evaluation of the applicable factors, Management noted that all factors, with the exception of the relative size of organization, were indicators that the Company was the acquiring entity resulting in Management’s conclusion that for accounting purposes, the Company acquired Legacy Spruce Power.

The acquisition was accounted for as a business combination. The Company allocated the Legacy Spruce Power purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the Acquisition Date. The excess of the purchase price over those fair values was recorded as goodwill.

The Company’s evaluations of the facts and circumstances available as of the Acquisition Date, to assign fair values to assets acquired and liabilities, remained ongoing subsequent to the Acquisition Date. As the Company completed further

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
analysis of assets including solar systems, intangible assets, as well as noncontrolling interests and debt, additional information on the assets acquired and liabilities assumed became available. Changes in information related to the value of net assets acquired changed the amount of the purchase price initially assigned to goodwill, and as a result, the fair values set forth below were subject to adjustments as additional information was obtained and valuations completed. These provisional adjustments were recognized during the reporting period in which the adjustments were determined. The Company has finalized its purchase price allocation as of September 8, 2023.

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

The following table summarizes the purchase price allocation of the fair value of assets acquired and liabilities assumed in the acquisition of Legacy Spruce Power, as adjusted, during the measurement period:

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

As reflected in the preceding table, as a result of third party valuation reports received in the first quarter of 2023, the Company adjusted solar energy systems and intangible assets with corresponding changes to goodwill. In the first quarter of 2023, due to a change in the provisional amounts assigned to intangible assets and solar energy systems, the Company recognized $0.4 million of revenue, $1.9 million of depreciation expense and $0.4 million of trade name amortization, of which $0.5 million of revenue, $0.9 million of depreciation expense and $0.3 million of trade name amortization related to the previous year.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

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

No additional information was obtained by the Company during the three months ended September 30, 2023 that requires adjustment to the purchase price allocation disclosed above.

The gross intangibles acquired are amortized over their respective estimated useful lives as follows:

(Amounts in thousands)	Asset	Liability	Estimated Life (in years)
Solar renewable energy agreements	$340	$10,500	3 to 6
Performance based incentives agreements	3,240	—	13
Trade name	8,400	—	30
Total intangibles acquired	$11,980	$10,500

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

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the Company’s pro forma combined results of operations for the three and nine months ended September 30, 2022:

	Three Months Ended	Nine Months Ended
(Amounts in thousands, except per share data)	September 30, 2022
Revenues	$22,094	$61,289
Net income (loss) from continuing operations	$(10,586)	$3,432
Net loss from discontinued operations	(4,599)	(25,393)
Net loss	$(15,185)	$(21,961)
Per share amounts:
Net income (loss) from continuing operations - basic and diluted	$(0.59)	$0.19
Net loss from discontinued operations - basic and diluted	$(0.26)	$(1.43)

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 4. Acquisitions
SEMTH Master Lease Agreement
In furtherance of its growth strategy, on March 23, 2023, the Company completed the acquisition of all the issued and outstanding interests in SEMTH (the “SEMTH Acquisition”) from certain funds managed by HPS Investment Partners, LLC, pursuant to a Membership Interest Purchase and Sale Agreement (“Purchase Agreement”) dated as of March 23, 2023. The SEMTH assets include 20-year use rights to customer payment streams (“SEMTH Master Lease”) of approximately 22,500 home solar leases and power purchase agreements. The Company acquired SEMTH for approximately $23.0 million of cash, net of cash received, and assumed $125.0 million of outstanding senior indebtedness (See Note 8. Long-Term Debt) and interest rate swaps with Deutsche Bank AG, New York Bank (See Note 12. Interest Rate Swaps) held by SEMTH, and its subsidiaries at the close of the acquisition.
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
For the purposes of establishing the fair value of the Company's investment in the SEMTH Master Lease, its analysis considered cash flows beginning in March 2023 (the effective date of the transaction). The Company estimated the fair value of its investment in SEMTH Master Lease to be approximately $146.9 million on the transaction date.
Subsequent to the issuance of the Company’s financial information for the quarter ended June 30, 2023, the Company's management identified a misstatement in the amount of interest income recognized for the Company’s investment related to the SEMTH master lease agreement. As a result, $2.4 million of interest income related to the three months and six months ended June 30, 2023 was recorded during the three months ended September 30, 2023 within interest expense, net in the unaudited condensed consolidated statements of operations. The effect of such misstatement would have resulted in an increase of $2.4 million to net income from continuing operations and net income attributable to stockholders and an increase of $0.02 to net income attributable to stockholders per share (both basic and diluted, not adjusted for the Reverse Stock Split) for the three months ended June 30, 2023. Similarly, the effect of such misstatement would have resulted in a decrease of $2.4 million in the net loss from continuing operations and net loss attributable to stockholders and a decrease of $0.02 to net loss attributable to stockholders per share (both basic and diluted, not adjusted for the Reverse Stock Split) for the six months ended June 30, 2023.
Tredegar Acquisition
On August 18, 2023, the Company acquired approximately 2,400 home solar assets and contracts from a publicly traded, regulated utility company for $20.9 million (the “Tredegar Acquisition”). The home solar assets acquired have an average remaining contract life of approximately 11 years. The Tredegar Acquisition was funded by term loans from the concurrent amendment of the Company’s existing debt facility as of the acquisition date (See Note 8. Long-Term Debt).
The Tredegar Acquisition has been accounted for as an acquisition of assets, wherein the total consideration paid was allocated to the assets acquired and liabilities assumed based on their relative fair value. The Company’s determination of the fair value of assets acquired and liabilities assumed was based on an independent third-party valuation, which involved significant estimates and assumptions, including Level 3 (unobservable) inputs, using the income method approach to value long-lived assets. The Company estimated the fair value of the Tredegar Acquisition to be approximately $21.2 million, inclusive of transaction costs of $0.3 million, of which $19.6 million was allocated to the solar energy systems.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 5. Property and Equipment, Net
Property and equipment consisted of the following at September 30, 2023 and December 31, 2022:

	As of
(Amounts in thousands)	September 30, 2023	December 31, 2022
Solar energy systems	$511,772	$401,754
Less: Accumulated depreciation	(23,852)	(5,928)
Solar energy systems, net	$487,920	$395,826

Equipment	$157	$48
Furniture and fixtures	260	294
Computers and related equipment	206	222
Software	6	6
Leasehold improvements	60	65
Gross other property and equipment	689	635
Less: Accumulated depreciation	(222)	(293)
Other property and equipment, net	$467	$342

Property and equipment, net	$488,387	$396,168

Note 6. Intangible Assets, Net
The following table presents the detail of intangible assets, net as recorded in the unaudited condensed consolidated balance sheets:

As of
(Amounts in thousands)	September 30, 2023
Intangible assets:
Solar renewable energy agreements	$340
Performance based incentives agreements	3,240
Trade name	8,400
Gross intangible assets	11,980
Less: Accumulated amortization	(1,718)
Intangible assets, net	$10,262

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at September 30, 2023 and December 31, 2022:

	As of
(Amounts in thousands)	September 30, 2023	December 31, 2022
Accrued interest	$12,036	$6,586
Professional fees	1,878	1,749
Accrued contingencies (See Note 15 Commitments and Contingencies)	30,800	2,300
Accrued compensation and related benefits	2,530	6,526
Accrued expenses, other	3,168	3,696
Accrued taxes, stock-based compensation	720	—
Accrued settlements	436	451
Deferred purchase price consideration, World Energy	—	201
Accrued expenses and other current liabilities	$51,568	$21,509
Note 8. Long-Term Debt

The following table provides a summary of the Company’s debt as of the dates indicated:

		As of
(Amounts in thousands)	Due	September 30, 2023	December 31, 2022
SVB Credit Agreement, SP1 Facility	April 2026	$221,223	$232,786
Second SVB Credit Agreement, SP2 Facility	April 2027	87,402	70,314
KeyBank Credit Agreement, SP3 Facility	November 2027	60,375	64,181
Second KeyBank Credit Agreement	April 2030	162,741	165,887
Deutsche Bank Credit Agreement, SP4 Facility	August 2025	125,000	—
Less: Unamortized fair value adjustment		(29,042)	(33,413)
Less: Unamortized deferred financing costs		(370)	—
Total debt		627,329	499,755
Less: Current portion of long-term debt		(27,719)	(25,314)
Long-term debt, net of current portion		$599,610	$474,441

In connection with the acquisition of Legacy Spruce Power effective September 9, 2022, the Company assumed certain long-term debt instruments valued at approximately $507.2 million as of that date. In connection with accounting for the business combination, the Company adjusted the carrying value of this long-term debt to its fair value as of the Acquisition Date. This fair value adjustment resulted in a reduction of the carrying value of the debt by $35.2 million. This adjustment to fair value is being amortized to interest expense over the life of the related debt instruments using the effective interest

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 8. Long-Term Debt, continued
method. Amortization expense for the fair value adjustment for the three and nine months ended September 30, 2023 were $1.5 million and $4.4 million, respectively.

Second SVB Credit Agreement Amendment

On August 18, 2023, the Company entered into a second amendment to its existing SP2 Facility with Silicon Valley Bank (“SVB”), a division of First-Citizens Bank & Trust Company which provided the Company (i) incremental term loans with a principal amount of approximately $21.4 million, of which proceeds were primarily used to fund the Tredegar Acquisition (See Note 4. Acquisition) and (ii) incremental letters of credit in the aggregate amount of approximately $2.7 million (collectively, the “SP2 Facility Amendment”). Excluding the aforementioned amounts, all other terms of the original SP2 Facility remain unchanged. The SP2 Facility Amendment was treated as a debt modification under ASC 470-50, Debt—Modifications and Extinguishments. The Company also incurred related $0.4 million of deferred financing costs, which is being amortized over the term of the loan. The SP2 Facility, as well as the Company’s other debt facilities, are non-recourse to the Company.

Deutsche Bank Credit Agreement

As part of the acquisition of SEMTH (See Note 4. Acquisition), the Company assumed debt with Deutsche Bank AG, New York Bank (“Deutsche Bank”). Prior to the SEMTH Acquisition, SET Borrower 2022, LLC (“SET Borrower”), a wholly owned subsidiary of SEMTH, entered into a Credit Agreement effective June 10, 2022 (the "Closing Date") with Deutsche Bank as the facility agent, which consisted of a term loan of $125.0 million (“SP4 Facility”) and is collateralized by all of the assets and property of SET Borrower. The term loan bears interest at the Secured Overnight Financing Rate ("SOFR"), plus the applicable margin. For the period from the Closing Date through the first twelve months, the applicable margin is 2.25% per annum, 2.50% for the following six months, and 2.75% for the next six months, and 3.00% through the maturity date. The effective interest rate on the SP4 Facility as of September 30, 2023 was 6.99%. The SP4 Facility requires SET Borrower to be in compliance with various affirmative and negative covenants and as of September 30, 2023, SET Borrower was in compliance with the covenants contained within the SP 4 Facility. The term loan requires quarterly payments, which began on August 17, 2022, and should the outstanding loan balance exceed the borrowing base on such calculation date, the remaining balance would become due in a single payment on August 18, 2025.

Note 9. ROU Assets and Lease Liabilities
The Company’s right-of-use ("ROU") assets and lease liabilities are comprised of the following as of each period end:

	As of
(Amounts in thousands)	September 30, 2023	December 31, 2022
Operating leases:
Right-of-use assets	$6,238	$2,686
Lease liability, current	$1,126	$781
Lease liability, non-current	$6,004	$2,365
Finance leases:
Right-of-use assets	$—	$116
Lease liability, current	$—	$53
Lease liability, non-current	$—	$61

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Other information related to leases is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Other information:
Operating lease cost	$605	$264	$1,021	$799
Variable lease cost	$127	$—	$356	$—
Sublease income	$356	$—	$486	$—
Operating cash flows from operating right-of-use assets	$732	$205	$1,378	$643
Initial recognition of operating right-of-use assets	$933	$—	$933	$—
Remeasurement of operating right-of-use assets	$520	$—	$1,280	$—
During the three months ended September 30, 2023, the Company entered into a new lease for the relocation of its corporate office, which resulted in additional operating right-of-use asset and lease liability of approximately $0.9 million. In addition, the Company remeasured its operating right-of-use assets due to a change in the lease term of certain underlying leases, resulting in an increase in the related right-of-use assets and lease liabilities of approximately $0.5 million.
In the aggregate, during the nine months ended September 30, 2023, the Company (i) recognized $0.9 million of operating right-of-use assets and lease liabilities due to a new lease, discussed above, (ii) remeasured its operating right-of-use assets due to changes in the lease terms of certain underlying leases, resulting in an aggregate increase in the related right-of-use assets and lease liabilities of approximately $1.3 million, and (iii) settled certain operating leases, which were either terminated or assumed by a third party, in the amount of approximately $0.4 million (presented in the unaudited condensed consolidated statements of cash flows) and a related net gain of less than $0.1 million included within (gain) loss on asset disposal in the unaudited condensed consolidated statements of operations.
In addition, during the three and nine months ended September 30, 2023, the Company purchased the equipment related to its existing finance leases for approximately $0.1 million, thereby settling all outstanding finance lease liabilities as of September 30, 2023. The Company also recognized a related loss of approximately $0.1 million included within (gain) loss on asset disposal in the unaudited condensed consolidated statements of operations.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

	As of
	September 30, 2023	December 31, 2022
Weighted-average remaining lease term – operating leases (in months)	70.3	49.8
Weighted-average discount rate – operating leases	7.2%	2.9%
As of September 30, 2023, the annual minimum lease payments of the Company’s operating lease liabilities were as follows (in thousands):

For The Years Ending December 31,
2023 (excluding the nine months ended September 30, 2023)	$360
2024	1,616
2025	1,270
2026	1,206
2027	1,258
Thereafter	3,164
Total future minimum lease payments, undiscounted	8,874
Less: Imputed interest	(1,744)
Present value of future minimum lease payments	$7,130
Note 10. Fair Value Measurements
The Company uses various assumptions and methods in estimating the fair values of its financial instruments.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Private Warrants were valued using a Black-Scholes model, pursuant to the inputs provided in the table below:

	Assumptions for Assets and Liabilities Measured at Fair Value on a Recurring Basis
Input	September 30, 2023	December 31, 2022
Risk-free rate	4.98%	1.11%
Remaining term in years	2.23	3.98
Expected volatility	81.2%	88.8%
Exercise price	$92.00	$92.00
Fair value of common stock	$5.44	$26.48

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
The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of September 30, 2023
(Amounts in thousands)	Level I	Level II	Level III	Total
Asset:
Interest rate swaps	$—	$43,618	$—	$43,618

Liabilities:
Debt	$—	$627,329	$—	$627,329
Private Warrants	—	—	38	38
Total	$—	$627,329	$38	$627,367

	Fair Value Measurements as of December 31, 2022
(Amounts in thousands)	Level I	Level II	Level III	Total
Asset:
Interest rate swaps	$—	$32,252	$—	$32,252

Liabilities:
Debt	$—	$499,755	$—	$499,755
Private Warrants	—	—	256	256
Fair value of obligation to issue shares of common stock to sellers of World Energy	—	—	151	151
Total	$—	$499,755	$407	$500,162
The following is a roll forward of the Company’s Level 3 liability instruments:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
(Amounts in thousands)
Balance at the beginning of the period	$109	$407
Fair value adjustments – warrant liability	(71)	(218)
Share settlement of World Energy liability	—	(151)
Balance at the end of the period	$38	$38

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 11. Stock-Based Compensation Expense
Stock-based compensation expense for stock options and restricted stock units for the three and nine months ended September 30, 2023 were $0.9 million and $2.4 million, respectively, and for three and nine months ended September 30, 2022 were $2.7 million and $4.1 million, respectively. As of September 30, 2023, there was $7.8 million of unrecognized compensation cost related to stock options and restricted stock units which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 3.2 years.
Stock Options
The Company grants stock options to certain employees that will vest over a period of one to four years. A summary of stock option award activity for the nine months ended September 30, 2023 was as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2022	761,408	$11.12	2.7
Granted	—	—
Exercised	(331,091)	1.95
Cancelled or forfeited	(78,797)	51.48
Outstanding at September 30, 2023	351,520	$10.69	3.4
Exercisable at September 30, 2023	349,529	$10.38	3.4
The aggregate intrinsic value of stock options outstanding as of September 30, 2023 was $1.0 million.
Restricted Stock Units
The Company grants restricted stock units to certain employees that will generally vest over a period of four years. The fair value of restricted stock unit awards is estimated by the fair value of the Company’s common stock at the date of grant. Restricted stock units activity during the nine months ended September 30, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested, at December 31, 2022	1,229,088	$10.40
Granted	653,425	6.50
Vested	(521,313)	12.63
Cancelled or forfeited	(266,162)	10.32
Non-vested, at September 30, 2023	1,095,038	$7.88
CEO's Ladder Restricted Stock Unit Award
On September 9, 2022, in connection with the acquisition of Legacy Spruce Power and his appointment as the Company's President, the Company granted to its CEO a restricted stock unit award (the "Ladder RSUs") of 208,333 shares of common stock. The Ladder RSUs vest in 10% increments on the dates the Plan administrator certifies the applicable milestone stock prices have been achieved or exceeded, provided that the CEO remains employed on the date of certification and such achievement occurs within ten years of the date of the grant.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 11. Stock-Based Compensation Expense, continued
The Company used a Monte Carlo simulation valuation model to determine the fair value of the award as of the Acquisition Date which is presently accounted for as a liability. The following inputs were used in the simulation: grant date stock price of $9.36 per share, annual volatility of 85.0%, risk-free interest rate of 3.3% and dividend yield of 0.0%. For each tranche, a fair value was calculated as well as a derived service period which represents the median number of years it is expected to take for the Ladder RSUs to meet their corresponding milestone stock price excluding the simulation paths that result in the Ladder RSUs not vesting within the 10-year term of the agreement. Each tranche's fair value will be amortized ratably over the respective derived service period.
The Company recognized expense related to the Ladder RSUs of approximately $0.1 million and $0.3 million, respectively, for the three and nine months ended September 30, 2023 and $0 for the three and nine months ended September 30, 2022.
Note 12. Interest Rate Swaps
The purpose of the swap agreements is to convert the floating interest rate on the Company's Credit Agreements to a fixed rate. As of September 30, 2023, the notional amount of the interest rate swaps covers approximately 96% of the balance of the Company’s floating rate term loans.

During the three and nine months ended September 30, 2023, the change in the fair value of the interest rate swaps were $8.1 million and $11.8 million, respectively, which are reflected as a component of other income (expense) within the unaudited condensed consolidated statements of operations. The Company also recognized $3.8 million and $9.7 million of realized gains for the three and nine months ended September 30, 2023, respectively, both reflected within interest expense, net. See Note 10. Fair Value Measurements for the method used to determine fair value of interest rate swaps.

The amounts reflected above include the Deutsche Bank swap assumed by the Company as part of the SEMTH Acquisition and an additional swap related to the SP2 Facility Amendment transacted concurrently with the Tredegar Acquisition on August 18, 2023 (the “New SP2 Facility Swap”) to hedge the floating rate of the incremental term loans (See Note 8. Long-Term Debt). The New SP2 Facility Swap has a notional amount of $19.6 million, a fixed rate of 4.24% and a maturity date of January 31, 2032.
Note 13. Redeemable Noncontrolling Interest and Noncontrolling Interests
Effective August 31, 2023, the Company purchased the remaining membership interests in Level Solar Fund IV for approximately $0.1 million, thereby owning a 100% of the membership interests and eliminating the related redeemable noncontrolling interest as of that date.
The following table summarizes the Company’s noncontrolling interests as of September 30, 2023:

Tax Equity Entity	Date Class A Member Admitted
ORE F4 Holdco, LLC	August 2014
Volta Solar Owner II, LLC	August 2017
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

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
such deficit has been eliminated), the Class A members' allocation of taxable income (loss) will typically decrease to 5% (or, in some cases, a higher percentage if required by the tax equity investor) and the Class B members' allocation of taxable income (loss) will increase by an inverse amount.
The historical redeemable noncontrolling interests and noncontrolling interests are comprised of Class A units, which represent the tax equity investors' interest in the tax equity entities. Both the Class A members and Class B members may have call options to allow either member to redeem the other member's interest in the tax equity entities upon the occurrence of certain contingent events, such as bankruptcy, dissolution/liquidation and forced divestitures of the tax equity entities. Additionally, the Class B members may have the option to purchase all Class A units, which is typically exercisable at any time during the periods specified under their respective governing documents, and, in regards to the tax equity entities historically classified as redeemable noncontrolling interests, they had the contingent obligation to purchase all Class A units if the Class A members exercise their right to withdraw, which is typically exercisable at any time during the nine-month period commencing upon the applicable flip date. The carrying values of the redeemable noncontrolling interests were equal to or greater than the estimated redemption values as of December 31, 2022.
Total assets on the unaudited condensed consolidated balance sheets includes $39.2 million as of September 30, 2023 and $47.8 million as of December 31, 2022 of assets held by the Company's VIEs, which can only be used to settle obligations of the VIEs.
Total liabilities on the unaudited condensed consolidated balance sheets includes $0.9 million as of September 30, 2023 and $0.8 million as of December 31, 2022 of liabilities that are the obligations of the Company's VIEs.
Note 14. Restructuring

The following table summarizes the activity during the nine months ended September 30, 2023 for the Company's restructuring liability related to employee termination charges, as a result of reduction in workforce efforts, that commenced in late 2022. There were no related activity or costs during the three months ended September 30, 2023.

(Amounts in thousands)	Nine Months Ended September 30, 2023
Balance at the beginning of the period	$3,429
Employee termination charges	723
Payments made during the period	(4,152)
Balance, September 30, 2023	$—
Note 15. Commitments and Contingencies

Sponsorship Commitment

In February 2021, the Company agreed to a sponsorship agreement with several entities related to the UBS Arena, Belmont Park and the NY Islanders Hockey Club. Pursuant to that agreement, the Company was designated an “Official Electric Transportation Partner of UBS Arena” with various associated marketing and branding rights, including the development of electric vehicle charging stations. The sponsorship agreement had a term of three years with a sponsor fee of approximately $0.5 million per year, of which approximately $0.3 million and $0.2 million were paid in June 2021 and January 2022, respectively. One of the Company’s directors is a co-owner of the NY Islanders Hockey Club. During the second quarter of 2022, the Company exercised its option to terminate the final two years of the agreement and incurred no further sponsor fees.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 15. Commitments and Contingencies, continued
Legal Proceedings
The Company is periodically involved in legal proceedings and claims arising in the normal course of business, including proceedings relating to intellectual property, employment and other matters. Management believes the outcome of these proceedings will not have a significant adverse effect on the Company’s financial position, operating results, or cash flow.
Securities Class Action Proceedings

On March 8, 2021, two putative securities class action complaints were filed against the Company, and certain of its current and former officers and directors in the federal district court for the Southern District of New York. Those cases were ultimately consolidated under C.A. No. 1:21-cv-2002, and a lead plaintiff was appointed in June 2021. On July 20, 2021, an amended complaint was filed alleging that certain public statements made by the defendants between October 2, 2020, and March 2, 2021, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Following negotiations with a mediator, in September 2023, the Company and the plaintiffs agreed on a settlement in principle in the amount of $19.5 million, which is subject to an agreement on documentation and approval by the federal district court for the Southern District of New York. The Company expects the settlement amount to be offset by approximately $4.5 million of related loss recoveries from the Company’s directors and officers liability insurance policy with third parties, of which the amount is included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet as of September 30, 2023. The Company accrued for the $19.5 million settlement amount as of September 30, 2023 (See Note 7. Accrued Expenses and Other Current Liabilities).
On September 20, 2021, and October 19, 2021, two class action complaints were filed in the Delaware Court of Chancery against certain of the Company’s current officers and directors, and the Company’s sponsor of its special purpose acquisition company merger, Pivotal Investment Holdings II LLC. These actions were consolidated as in re XL Fleet (Pivotal) Stockholder Litigation, C.A. No. 2021-0808, and an amended complaint was filed on January 31, 2022. The amended complaint alleges various breaches of fiduciary duty against the Company and/or its officers, several allegedly misleading statements made in connection with the merger, and aiding and abetting breaches of fiduciary duty in connection with the negotiation and approval of the December 21, 2020 merger and organization of legacy XL Hybrids to become XL Fleet Corp. The Company believes the allegations asserted in both class action complaints are without merit. The Company is pursuing a settlement of this matter and currently estimates the potential loss to be $0.3 million, which is currently accrued for as of September 30, 2023 (See Note 7. Accrued Expenses and Other Current Liabilities).
Shareholder Derivative Actions
On June 23, 2022, the Company received a shareholder derivative complaint filed in the U.S. District Court for the District of Massachusetts, captioned Val Kay derivatively on behalf of nominal defendant XL Fleet Corp, against all current directors and former officers and directors, C.A. No. 1:22-cv-10977. The action was filed by a shareholder purportedly on XL Fleet Corp.’s behalf, and raises claims for contribution, as well as claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and abuse of control.

In March 2023, two shareholder derivative actions were filed in the U.S. District Court for the District of Delaware. One action is captioned Reali v. Griffin, et al., C.A. No. 1:23-cv-00289 and the other action is captioned Tucci v. Ledecky, et al., C.A. 1:23-cv-00322 .

In August 2023, an additional derivative action was filed in the U.S. District Court for the Southern District of New York, captioned Boyce v. Ledecky, et al., C.A. No. 1:23-cv-8591.

The Company is pursuing settlements of these shareholder derivative actions and at this time, the Company is unable to estimate potential losses, if any, related to these lawsuits.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 15. Commitments and Contingencies, continued
Securities and Exchange Commission Civil Enforcement Action
On January 6, 2022, the Company received a subpoena from the Division of Enforcement of the SEC requesting, among other things, information and documents concerning the Company’s business combination with XL Hybrids, the Company’s sales pipeline and revenue projections, California Air Resources Board approvals, and other related matters. In June 2023, the SEC proposed an Offer of Settlement for the purpose of resolving the proposed SEC action against the Company. Following negotiations with the SEC staff, in September 2023, the Company reached a settlement with the SEC pursuant to which the Company did not admit or deny the SEC’s allegations regarding the above-referenced issues. In connection with the settlement, in October 2023, the Company (among other things) paid a civil monetary penalty of $11.0 million which, subject to the discretion of the SEC, will be made available to eligible legacy shareholders through a Fair Fund, termed and administered by the SEC. The Company accrued for the settlement amount as of September 30, 2023 (See Note 7. Accrued Expenses and Other Current Liabilities).
US Bank

On February 9, 2023, US Bank, through its affiliate, Firstar Development, LLC (“Firstar”), filed a motion for summary judgment in lieu of a complaint in New York Supreme Court (the trial level in New York) alleging that the Company failed to fulfill its reimbursement obligations under a 2019 tax recapture guaranty agreement between the parties arising from the alleged recapture by the Internal Revenue Service (the “IRS”) of tax credits taken by Firstar as an investor in the Company’s subsidiary, Ampere Solar Owner I, LLC. On May 23, 2023, the Company reached a settlement agreement with Firstar, as the plaintiff, for $2.3 million whereby the plaintiff discharged all claims filed against the Company.

BMZ USA, Inc.

On February 11, 2022, BMZ USA Inc. (“BMZ”), a battery manufacturer, sued XL Hybrids for breach of contract, alleging that XL Hybrids failed to timely purchase the full allotment of batteries required under a certain master supply agreement between the parties. BMZ is currently seeking $4.5 million in damages based on this alleged breach. The Company believes the allegations asserted in this action lack substantial merit, and as a result, is vigorously defending the lawsuit. At this time, the Company is unable to estimate potential losses, if any, related to the lawsuit.

Plastic Omnium

Plastic Omnium is the assignee of the contractual rights of Actia Corp. under a certain battery purchase order between XL Hybrids and Actia Corp. On March 17, 2023, Plastic Omnium sued XL Hybrids and the Company for breach of contract, alleging that XL Hybrids ordered a total of 1,000 batteries from Plastic Omnium, paid for 455 of those batteries, and then reneged on 545 of those products. While Plastic Omnium admits it never actually delivered the remaining 545 products, it claims it purchased materials to complete the order, and as a result, XL Hybrids and the Company are liable for at least approximately $2.5 million. The Company believes the allegations asserted in this action lack substantial merit, and as a result, is vigorously defending the lawsuit. At this time, the Company is unable to estimate potential losses, if any, related to the lawsuit.

Master SREC Purchase and Sale Agreement

The Company has forward sales agreements, which are related to a certain number of SRECs, to be generated from the Company’s solar energy systems located in Maryland, Massachusetts, Delaware, and New Jersey to be sold at fixed prices over varying terms of up to 20 years. In the event the Company does not deliver such SRECs to the counterparty, the Company could be forced to pay additional penalties and fees as stipulated within the contracts.

Guarantees

In connection with the acquisition of RPV Holdco 1, LLC, a wholly owned subsidiary of the Company, guaranty agreements were established in May 2020 by and between Spruce Holding Company 1, LLC, Spruce Holding Company 2, LLC, and Spruce Holding Company 3, LLC (“Spruce Guarantors”) and the investor members in the Funds. The Spruce Guarantors entered into guarantees in favor of the tax equity investors wherein they guaranteed the payment and

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 15. Commitments and Contingencies, continued
performance of Solar Service Experts, LLC, a wholly owned subsidiary of the Company, under the Spruce Power 2 Maintenance Services Agreement and the Class B Member under the Limited Liability Company Agreement (“LLCA”). These guaranties are subject to a maximum of the aggregate amount of capital contributions made by the Class A Member under the LLCA.

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. The duration of the Company’s indemnities and guarantees varies, however the majority of these indemnities and guarantees are limited in duration. Historically, the Company has not been obligated to make significant payments for such obligations, does not anticipate future payments, and as such, no liabilities have been recorded for these indemnities and guarantees as of September 30, 2023.

ITC Recapture Provisions

The IRS may disallow and recapture some, or all, of the ITCs due to improperly calculated basis after a project has been placed in service ("Recapture Event"). If a Recapture Event occurs, the Company is obligated to pay the applicable Class A Member a recapture adjustment, which includes the amounts the Class A Members are required to repay the IRS, including interest and penalties, as well as any third-party legal and accounting fees incurred by the Class A Members in connection with the Recapture Event, as specified in the operating agreements. Such a payment by the Company to the Class A Members is not to be considered a capital contribution to the fund per the operating agreements, nor would it be considered a distribution to the Class A Members. With the exception of the tax matter related to Ampere Solar Owner I, LLC noted above, a Recapture Event was not deemed probable by the Company, therefore no related accrual has been recorded as of September 30, 2023.

Insurance Claims and Recoveries related to Maui Fires

In August 2023, a series of wildfires broke out in Hawaii, predominantly on the island of Maui, resulting in real and personal property and natural resource damage, personal injuries and loss of life and widespread power outages. The Company is currently assessing the impact of these wildfires on its home solar systems and customer contracts in the area; however the Company has not been able to validate the extent of the related damages due to limited access to the area. Based on the Company’s current assessment, the Company wrote off approximately $0.1 million during the three and nine months ended September 30, 2023, which is reflected within gain (loss) on asset disposal in the unaudited condensed consolidated statements of operations. No material loss claims have been reported to date or recognized within the unaudited condensed consolidated financial statements as of September 30, 2023. In addition, the Company has not recorded any related insurance recoveries as of September 30, 2023. The Company does not expect this event to have a material impact on its financial position, operating results or cash flows.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 16. Net Loss Per Share
The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three and nine months period ended September 30, 2023, and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share data)	2023	2022	2023	2022
Numerator:
Net loss attributable to stockholders	$(19,313)	$(22,005)	$(35,643)	$(50,780)
Denominator:
Weighted average shares outstanding, basic	17,351,796	17,861,935	18,072,115	17,767,871
Dilutive effect of stock options and restricted stock units	—	—	—	—
Weighted average shares outstanding, diluted	17,351,796	17,861,935	18,072,115	17,767,871

Net (loss) attributable to stockholders per share, basic and diluted	$(1.11)	$(1.23)	$(1.97)	$(2.86)
For all the periods presented, potentially dilutive outstanding securities, which include stock options, restricted stock units and warrants have been excluded from the computation of diluted net loss per share as their effect would be to anti-dilutive for the period presented. As such, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share are the same for those periods.
Note 17. Discontinued Operations
In the fourth quarter of 2022, the Company discontinued the operations of its Drivetrain and XL Grid operations. The following table provides supplemental detail of the Company’s discontinued operations contained within the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Net loss from discontinued operations:
XL Grid	$—	$(484)	$—	$(3,378)
Drivetrain	(204)	(3,565)	(4,253)	(12,859)
Impairment of goodwill	—	—	—	(8,606)
Other	—	(550)	—	(550)
Total	$(204)	$(4,599)	$(4,253)	$(25,393)

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

XL Grid

The following table presents financial results of XL Grid operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Revenues	$—	$2,422	$149	$8,789
Operating expenses:
Cost of revenues - inventory and other direct costs	—	1,557	148	6,074
Selling, general, and administrative expenses	—	1,349	743	6,093
Loss on asset disposal	—	—	(742)	—
Total operating expenses	—	2,906	149	12,167
Net loss from discontinued operations	$—	$(484)	$—	$(3,378)

Drivetrain

The following table presents financial results of Drivetrain operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Revenues	$9	$858	$29	$2,264
Operating expenses:
Cost of revenues - inventory and other direct costs	34	1,145	63	4,269
Engineering, research, and development	—	2,348	—	7,741
Selling, general, and administrative expenses	—	979	742	3,178
Loss on asset disposal	179	—	3,489	—
Other	—	(49)	(12)	(65)
Total operating expenses	213	4,423	4,282	15,123
Net loss from discontinued operations	$(204)	$(3,565)	$(4,253)	$(12,859)

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents aggregate carrying amounts of assets and liabilities of discontinued operations contained within the unaudited condensed consolidated balance sheets:

	As of
(Amounts in thousands)	September 30, 2023	December 31, 2022
Assets from discontinued operations:
Drivetrain	$33	$3,604
XL Grid	—	7,373
Total assets from discontinued operations	$33	$10,977

Liabilities from discontinued operations:
Drivetrain	$183	$5,743
XL Grid	—	3,648
Total liabilities from discontinued operations	$183	$9,391

Note 18. Share Repurchase Program

On May 9, 2023, the Company's Board of Directors authorized a share repurchase program (the “Repurchase Program”) for the repurchase of up to $50.0 million of the Company's outstanding common stock through May 15, 2025. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion, subject to market conditions and other factors, including regulatory considerations.

The Repurchase Program does not require the Company to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. During the three and nine months ended September 30, 2023, the Company repurchased 0.5 million and 0.7 million shares, respectively, of common stock under the Repurchase Program in open market transactions at a weighted-average price of $7.04 and $7.00, respectively, per share for an aggregate purchase price of $3.5 million and $5.1 million, respectively, inclusive of transaction costs. As of September 30, 2023, $44.9 million remained available for future share repurchases under the Repurchase Program.

Note 19. Subsequent Events
Management has reviewed material events subsequent to September 30, 2023 and prior to the filing of financial statements, and except as referenced within this Form 10-Q, the Company has determined there have been no events that have occurred that would require adjustments or disclosures within the unaudited condensed consolidated financial statements.

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

Overview

Spruce Power is a leading owner and operator of distributed solar energy assets across the United States, owning cash flows from approximately 75,000 home solar assets and contracts across the United States and making renewable energy more accessible to everyone. The Company generates revenues primarily through the sale of electricity generated by its home solar energy systems to homeowners pursuant to long-term agreements that obligate the Company’s subscribers to make recurring monthly payments, and the servicing of those agreements for other institutional owners of home solar energy systems. In addition, the Company also earns interest income from the investment made under the master lease with SS Holdings 2017, LLC and its subsidiaries ("SEMTH").

Corporate Strategy

The Company’s corporate strategy has three key elements:

Leveraging the Spruce Power platform to become a leading provider of subscription-based solutions for distributed energy resources: Spruce Power has more than a decade of experience owning and operating rooftop solar systems as well as energy efficiency upgrades. The Company believes that Spruce Power’s proven platform for managing home solar can be extended to other categories of distributed energy resources. Through leveraging the Spruce Power platform, the Company intends to grow its revenues by providing subscription-based solutions for rooftop solar, energy storage, EV charging and other energy-related products to homeowners and small businesses. The Company is focused on delivering best-in-class customer service, with investment into process and platform improvement for on-site monitoring, customer billing and working with qualified partners for field services.

Profitably growing return on assets by focusing on channels with the lowest customer acquisition cost: The Company seeks to grow its subscriber revenues by focusing on the channels that have lowest customer acquisition costs and the ability to increase return on assets, including: acquiring existing systems from other companies or investment funds, selling additional services to existing subscribers, selling services to new customers online and partnering with selected independent installers to provide a subscription-based solution for their customers.

Increasing shareholder value by delivering predictable revenues, profits and cash flow: By focusing on subscription-based solutions with long-term customer agreements, the Company seeks to generate consistent revenues, profits and cash flow.

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

In the first quarter of 2022, the Company initiated a strategic review of its overall business operations which included assessing its offerings, strategy, processes and growth opportunities, which resulted in various restructuring actions. Following the strategic review and restructuring, the Company announced its decision to pursue transformational M&A which ultimately resulted in the Company acquiring Legacy Spruce Power in September 2022. Legacy Spruce Power was the largest privately held owner and operator of home rooftop solar systems in the U.S. at the time of the transaction, with more than 51,000 customer subscribers, and has grown by acquiring portfolios of home solar systems from other companies and investors rather than selling individual systems to homeowners through a direct-to-consumer salesforce like many of its competitors. This approach allowed the company to keep its customer acquisition costs low and enabled it to generate consistent adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”).

In parallel with the change in strategy and acquisition of Legacy Spruce Power, the Company initiated a comprehensive review of strategic alternatives for its Drivetrain and XL Grid businesses with the goal of maximizing shareholder value which culminated in the discontinuing of the Company’s Drivetrain and XL Grid operations in December 2022.

Recent Developments

Reverse Stock Split

On October 6, 2023, we effected a one-for-eight reverse stock split with respect to our issued and outstanding shares of common stock (the “Reverse Stock Split”). The par value and the number of authorized shares of our common stock were not adjusted in connection with the Reverse Stock Split. No fractional shares of our common stock were issued in connection with the Reverse Stock Split. In late October 2023, certain stockholders entitled to fractional shares of our common stock upon the Reverse Stock Split received aggregate cash payments of approximately $0.01 million in lieu of receiving fractional shares.

SP2 Facility Amendment
In August 2023, the Company entered into a second amendment to its existing SP2 Facility, resulting in incremental term loans of approximately $21.4 million, of which proceeds were primarily used to fund the Tredegar Acquisition (defined below). In addition, the Company entered into an interest rate swap agreement to hedge the floating rate of the incremental SP2 Facility term loans, which included a notional amount of $19.6 million, a fixed rate of 4.24% and a maturity date of January 31, 2032.

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
In August 2023, the Company acquired 2,400 home solar assets and contracts for approximately $20.9 million (the “Tredegar Acquisition”). The Tredegar Acquisition was concurrently funded by term loan proceeds from the SP2 Facility Amendment.

Common Share Repurchase Program

In May 2023, the Company’s Board of Directors approved a share repurchase program (the “Repurchase Program”) for the repurchase of up to $50.0 million of the Company’s outstanding common stock through May 15, 2025. The Company is not obligated to repurchase any specific number of shares or dollar amount and may discontinue the Repurchase Program at any time.

During the three months ended September 30, 2023, the Company repurchased 0.5 million shares of common stock under its Repurchase Program, for a total purchase price of $3.5 million, inclusive of transaction costs.

During the nine months ended September 30, 2023, the Company repurchased 0.7 million shares of common stock under its Repurchase Program, for a total purchase price of $5.1 million, inclusive of transaction cost.

Key Factors Affecting Operating Results

The Company is a leading owner and operator of distributed solar energy assets across the United States, offering subscription-based solutions to homeowners for rooftop solar energy storage, EV chargers and other energy-related products. Additionally, the Company provides servicing functions for its assets and customers, as well as for other institutional owners of home solar energy systems. The Company’s operating results and ability to grow its business over time could be impacted by certain factors and trends that affect our industry, as well as elements of the Company’s strategy, such as:

Development of Distributed Energy Assets

The Company’s future growth depends significantly on its ability to acquire operating home solar energy systems “in-bulk” from other companies. Industry data suggests there is a substantial existing base of operating home solar energy systems, providing the Company opportunity to pursue acquisitions. Over the long-term, the continued ability to pursue acquisitions is dependent on development of distributed energy assets, namely home solar energy systems, by third parties. This development may be impacted by numerous factors that influence homeowner demand for home solar energy systems including but not limited to macroeconomic dynamics, climate change impacts, and government policy and incentives.

Availability of Financing

The Company’s ability to raise capital from third parties at reasonable terms is a critical element in supporting ownership of our existing home solar energy assets as well as enabling our future growth. The Company has historically utilized non-recourse, project-level debt as a primary source of capital for acquisitions. The Company’s ability to raise debt either as means to refinance existing indebtedness or for future acquisitions may be impacted by general macroeconomic conditions, the health of debt capital markets, the interest rate environment, and general concerns over its industry or specific concerns over its business.
Results of Operations

Comparison of the Three Months Ended September 30, 2023 and Three Months Ended June 30, 2023

To enhance comparability and provide more meaningful insight for users of the financials, we have opted to compare the operating results of the current quarter with the previous quarter, considering the acquisition of Legacy Spruce Power and divestiture of existing business, as it offers a more relevant and accurate basis for analysis within Management’s Discussion and Analysis (“MD&A”). The full unaudited condensed consolidated statement of operations for the three months ended June 30, 2023 is contained in the Company's Quarterly Report on Form 10-Q filed with the SEC on August 11, 2023.

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

Information with respect to the unaudited condensed consolidated statements of operations for the three months ended September 30, 2023 and June 30, 2023 are presented below:

	Three Months Ended
(Amounts in thousands, except per share amounts)	September 30, 2023	June 30, 2023	$ Change	% Change
Revenues	$23,250	$22,813	$437	2%
Operating expenses:
Cost of revenues	9,810	8,594	1,216	14%

Selling, general and administrative expenses	12,391	15,985	(3,594)	(22)%
Litigation settlements, net	26,339	—	26,339	100
Gain on asset disposal	(773)	(794)	21	(3)
Loss from operations	(24,517)	(972)	(23,545)	2422%
Other income, net	(5,554)	(2,759)	(2,795)	101%
Net income (loss) from continuing operations	(18,963)	1,787	(20,750)	(1161)%
Net loss from discontinued operations	(204)	(183)	(21)	11%
Net income (loss)	(19,167)	1,604	(20,771)	(1295)%
Less: Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	146	(1,461)	1,607	(110)%
Net income (loss) attributable to stockholders	$(19,313)	$3,065	$(22,378)	(730)%

Net income (loss) per common share:
Basic and diluted	$(1.11)	$0.02	$(1.13)	(5665)%

Revenues

Revenues increased by $0.4 million, or 2%, to $23.3 million in the three months ended September 30, 2023. The increase was primarily due to incremental revenues related to the Tredegar Acquisition and increased sales of solar renewable energy credits. This increase was partially offset by lower production in PPA contractual revenue streams due to seasonality factors, which is consistent with historical seasonality patterns.

Cost of Revenues

Cost of revenues increased by $1.2 million, or 14%, to $9.8 million in the three months ended September 30, 2023. The increase primarily relates to an increase in depreciation related to our solar energy systems, which includes solar assets acquired in the Tredegar Acquisition, and certain operation and maintenance costs, including meter spend.
Selling, General and Administrative
Selling, general and administrative expenses decreased by $3.6 million or 22%, to $12.4 million in the three months ended September 30, 2023. The decrease primarily relates to higher insurance recoveries related to litigation matters and decreases in certain professional fees during the current quarter.
Litigation Settlements, Net

Litigation settlements, net of $26.3 million for the three months ended September 30, 2023 relates to costs incurred for settlements on the SEC inquiry and shareholder lawsuits, net of related insurance recoveries from third parties, for which the Company is currently pursuing settlements.

Other Income, Net

Other income, net was $5.6 million for the three months ended September 30, 2023 compared to $2.8 million for the three months ended June 30, 2023. Other income, net for the three months ended September 30, 2023 includes primarily (i) $2.9 million of interest expense, net, of which approximately $6.3 million relates to interest income from the SEMTH master lease agreement executed in March 2023, and (ii) $8.1 million of income from the change in fair value of interest rate swaps utilized by the Company to reduce the effect of volatility of its variable interest rate debt. Both items primarily relate to debt and interest rate swap agreements the Company assumed with the September 2022 acquisition of Legacy Spruce Power and the acquisitions of SEMTH and Tredegar assets, both completed in 2023.

In comparison, other income, net for the three months ended June 30, 2023 primarily included (i) $7.2 million of interest expense, net, of which approximately $1.2 million relates to interest income from the SEMTH master lease agreement, and (ii) $9.2 million of income from the change in fair value of interest rate swaps utilized by the Company to reduce the effect of volatility of its variable interest rate debt.

Comparison of the Three Months Ended September 30, 2023 and Three Months Ended September 30, 2022

Information with respect to the unaudited condensed consolidated statements of operations for the three months ended September 30, 2023 and 2022 are presented below:

	Three Months Ended
(Amounts in thousands, except per share amounts)	September 30, 2023	September 30, 2022	$ Change	% Change
Revenues	$23,250	$5,080	$18,170	358%
Operating expenses:
Cost of revenues	9,810	1,974	7,836	100%
Selling, general and administrative expenses	12,391	27,018	(14,627)	(54)%
Litigation settlements, net	26,339	—	26,339	100%
(Gain) loss on asset disposal	(773)	270	(1,043)	(386)%
Loss from operations	(24,517)	(24,182)	(335)	1%
Other income, net	(5,554)	(7,195)	1,641	(23)%
Net loss from continuing operations	(18,963)	(16,987)	(1,976)	12%
Net loss from discontinued operations	(204)	(4,599)	4,395	(96)%
Net loss	(19,167)	(21,586)	2,419	(11)%
Less: Net income attributable to redeemable noncontrolling interests and noncontrolling interests	146	419	(273)	(65)%
Net loss attributable to stockholders	$(19,313)	$(22,005)	$2,692	(12)%

Net loss per common share:
Basic and diluted	$(1.11)	$(1.23)	$0.12	(10)%
Revenues and Cost of Revenues
Revenues and cost of revenues represent the home solar energy revenues and related costs in connection with the acquisition of Legacy Spruce Power on September 9, 2022 and the Tredegar Acquisition completed on August 18, 2023. Revenues and cost of revenues related to the Company’s Drivetrain and XL Grid operations are included in net loss from discontinued operations.
Selling, General and Administrative
Selling, general and administrative expenses decreased by $14.6 million to $12.4 million in the three months ended
September 30, 2023 from $27.0 million for the three months ended September 30, 2022. Selling, general and administrative expenses for the three months ended September 30, 2023 include the ongoing operations of the Company’s home solar business and corporate functions, as well as certain remaining costs associated with the Company’s historic operations, including certain integration related costs. Selling, general and administrative expenses related to the Company’s Drivetrain and XL Grid operations are included in net loss from discontinued operations.
Litigation Settlements, Net

Litigation settlements, net of $26.3 million for the three months ended September 30, 2023 relates to costs incurred for settlements on the SEC inquiry and shareholder lawsuits, net of related insurance recoveries from third parties, for which the Company is currently pursuing settlements.

Other Income, Net

Other income, net of $5.6 million for the three months ended September 30, 2023 is net of the change in fair value of interest rate swaps and interest expense, net, which includes interest income related to the SEMTH master lease agreement discussed above, while a majority of the balance for the comparable period in 2022 related to a change in the fair value of the interest rate swaps.

Comparison of the Nine Months Ended September 30, 2023 and Nine Months Ended September 30, 2022

Information with respect to the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2023 and 2022 are presented below:

	Nine Months Ended
(Amounts in thousands, except per share amounts)	September 30, 2023	September 30, 2022	$ Change	% Change
Revenues	$64,158	$5,080	$59,078	1163%
Operating expenses:
Cost of revenues	26,257	1,974	24,283	100%
Selling, general and administrative expenses	44,093	44,534	(441)	(1)%
Litigation settlements, net	26,339	—	26,339	100%
(Gain) loss on asset disposal	(4,225)	270	(4,495)	(1665)%
Loss from operations	(28,306)	(41,698)	13,392	(32)%
Other (income) expense, net	3,848	(16,730)	20,578	(123)%
Net loss from continuing operations	(32,154)	(24,968)	(7,186)	29%
Net loss from discontinued operations	(4,253)	(25,393)	21,140	(83)%
Net loss	(36,407)	(50,361)	13,954	(28)%
Less: Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	(764)	419	(1,183)	(282)%
Net loss attributable to stockholders	$(35,643)	$(50,780)	$15,137	(30)%

Net loss per common share:
Basic and diluted	$(1.97)	$(2.86)	$0.89	(31)%
Revenues and Cost of Revenues
Revenues and cost of revenues represent the home solar energy revenues and related costs in connection the acquisition of Legacy Spruce Power on September 9, 2022 and the Tredegar Acquisition completed on August 18, 2023. Revenues and cost of revenues related to the Company’s Drivetrain and XL Grid operations are included in the net loss from discontinued operations.
Selling, General and Administrative
Selling, general and administrative expenses decreased by $0.4 million to $44.1 million in the nine months ended September 30, 2023 from $44.5 million for the nine months ended September 30, 2022. Selling, general and administrative expenses for the nine months ended September 30, 2023 included the ongoing operations of the Company’s home solar business and corporate functions, as well as certain remaining costs associated with the Company’s historic operations including certain integration related costs, legal costs related to the SEC investigation and shareholder lawsuits. Selling, general and administrative expenses related to the Company’s previous Drivetrain and XL Grid segments are included in the net loss from discontinued operations.
Litigation Settlements, Net

Litigation settlements, net of $26.3 million for the nine months ended September 30, 2023 relates to costs incurred for settlements on the SEC inquiry and shareholder lawsuits, net of related insurance recoveries from third parties, for which the Company is currently pursuing settlements.

Other (Income) Expense, Net

Other expense, net of $3.8 million for the nine months ended September 30, 2023 includes primarily (i) $17.0 million of interest expense, net, of which approximately $7.7 million relates to interest income from the SEMTH master lease agreement executed in March 2023 and (ii) $11.7 million of income from the change in fair value of interest rate swaps. In comparison, other income, net of $16.7 million for the comparable period of 2022 primarily relates to income from the change in the fair value of interest rate swaps of $8.5 million, change in the fair value of warrant liabilities of $5.1 million and a gain on extinguishment of debt of $4.5 million, partially offset by interest expense, net of $2.1 million.
Liquidity and Capital Resources
The Company’s cash requirements depend on many factors, including the execution of its business strategy. The Company remains focused on carefully managing costs, including capital expenditures, maintaining a strong balance sheet, and ensuring adequate liquidity. The Company’s primary cash needs are for debt service, acquisition of solar systems, operating expenses, working capital and capital expenditures to support the growth in its business. Working capital is impacted by the timing and extent of the Company’s business needs. As of September 30, 2023, the Company had net working capital of $146.8 million, including cash and cash equivalents and restricted cash of $192.7 million.

With the acquisition of Legacy Spruce Power in September 2022, the Company assumed all of the outstanding debt of Legacy Spruce Power, which had a principal balance of $542.5 million on the date of the acquisition. With the SEMTH acquisition in the first quarter of 2023, the Company assumed $125.0 million of debt. In addition, during the third quarter of 2023, the Company entered into a second amendment to its existing SP2 Credit Agreement resulting in incremental term loans of approximately $21.4 million, proceeds of which were used to primarily fund the Tredegar Acquisition. As of September 30, 2023, the Company had $627.3 million of long-term debt, including current portions. The Company is required to complete debt service coverage ratio calculations on a quarterly basis as part of its debt covenants. All debt covenant requirements were satisfied as of the September 30, 2023 analyses.

Based on the Company’s current liquidity, management believes that no additional capital will be needed to execute its current business plan over the next 12 months. The Company continually evaluates its cash needs to raise additional funds or seek alternative sources to invest in growth opportunities and other purposes.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows:

	Nine Months Ended
(Amounts in thousands)	September 30, 2023	September 30, 2022
Net cash provided by (used in)
Continuing operating activities	$(10,737)	$(30,104)
Discontinued operating activities	(5,187)	(16,295)
Continuing investing activities	(25,126)	(32,336)
Discontinued investing activities	325	803
Continuing financing activities	(6,686)	(2,052)
Discontinued financing activities	—	(208)
Net change in cash and cash equivalents and restricted cash	$(47,411)	$(80,192)

Cash Flows Used in Operating Activities

The net cash used in continuing operations for the nine months ended September 30, 2023 consists of the operations of Legacy Spruce Power, Tredegar assets acquired, corporate costs and certain other costs that were not allocated to our discontinued operations. The decrease in cash used in continuing operating activities, as compared to the same period in the prior year, is a reflection of the positive impact of our home solar business.

Cash Flows Used in Investing Activities

Cash used in investing activity related to continuing operations for the nine months ended September 30, 2023 primarily includes $43.1 million of aggregate net cash paid for acquisitions during 2023, consisting of $23.4 million for SEMTH and $19.7 million for the Tredegar assets, both partially offset by $13.2 million of proceeds from the SEMTH investment and $5.1 million of proceeds from the sale of solar energy systems.

Cash Flows Used in Financing Activities

The net cash used in financing activities related to continuing operations for the nine months ended September 30, 2023 primarily includes $22.8 million for the repayment of long-term debt and $5.1 million of shares repurchased under our Repurchase Program, both offset by $21.4 million of proceeds from the issuance of long-term debt under the SP2 Facility Amendment to fund the Tredegar Acquisition.
Off-Balance Sheet Arrangements
The Company did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles of the U.S. as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification, and we evaluate the various staff accounting bulletins and other applicable guidance issued by the SEC. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the consolidated balance sheet date, as well as the reported expenses incurred during the reporting periods. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to our unaudited condensed consolidated financial statements.

The Company’s significant accounting policies are consistent with those discussed in Note 2. Summary of Significant Accounting Policies of the consolidated financial statements and the MD&A sections of the Company’s Annual Report on form 10-K and Note 2. Summary of Significant Accounting Policies to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The Company has identified the following accounting policies as its most critical since they require a greater degree of judgment and complexity:

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

◦Allowance for current expected credit losses

◦Asset acquisition transactions

◦Valuation of business combinations, including the fair values and useful lives of acquired assets and assumed liabilities

New and Recently Adopted Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on the Company's unaudited condensed consolidated financial statements, see Note 2. Summary of Significant Accounting Policies to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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

The Company’s Management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures as of March 31, 2023. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of that date, and subsequently as of September 30, 2023, due to the material weaknesses in internal control over financial reporting described below.

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

In addition, Management identified a material weakness in internal control over financial reporting related to the accounting for complex transactions. Specifically, Management determined that the Company did not maintain an effective control environment as it did not have sufficient resources, resulting in the lack of effectively designed controls to account for complex transactions, inclusive of the accounting for the Company’s investment related to the SEMTH master lease agreement and the related interest income, which resulted in the out of period misstatement discussed in Note 4.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2023, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our material pending legal proceedings, see Legal Proceedings in Note 15. Commitments and Contingencies to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, except as described below. Investors are encouraged to review these risk factors prior to making an investment in the Company and in conjunction with their review of this Quarterly Report on Form 10-Q.
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
Share Repurchase Program
The following table provides information with respect to the shares of common stock we repurchased under the Repurchase Program during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (in '000s)
July 1 - July 31, 2023	199,761	$7.04	199,761	$46,947
August 1 - August 31, 2023	153,350	$6.88	153,350	$45,833
September 1 - September 30, 2023	144,614	$6.40	144,614	$44,881
	497,725		497,725

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibit No.	Description	Included	Form	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	8-K	December 23, 2020
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation	By Reference	8-K	October 6, 2023
3.3	Certificate of Amendment changing name of Registrant to Spruce Power Holding Corporation	By Reference	8-K	November 14, 2022
3.4	Amended and Restated Bylaws, as amended as of November 10, 2022	By Reference	8-K	November 14, 2022
10.1*
Amended and Restated Credit Agreement, dated August 18, 2023 among Spruce Power 2, LLC, as Borrower, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company as Administrative Agent and the Issuing Bank, and the lenders from time to time party thereto.
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

SPRUCE POWER HOLDING CORPORATION

Date: November 13, 2023	By:	/s/ Christian Fong
	Name:	Christian Fong
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Sarah Weber Wells
	Name:	Sarah Weber Wells
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)