Form 10-K
period 2023-12-31
SPRUCE POWER HOLDING CORP
filed 2024-04-09
CIK 1772720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
___________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
THE TRANSITION PERIOD FROM _________ TO _________
Commission File Number 001-38971
Spruce Power Holding Corporation
(Exact name of Registrant as specified in its Charter)

Delaware	83-4109918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2000 S Colorado Blvd, Suite 2-825 Denver, Colorado	80222
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (866) 777-8235
___________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Shares of common stock, $0.0001 par value	SPRU	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or shorter applicable period). Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of the Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2023 based on the closing price of the Registrant’s common stock as reported by the New York Stock Exchange of $6.50 per share, was approximately $101.5 million. Shares of common stock beneficially owned by each executive officer, director and holders of more than 5% of the Registrant’s common stock have been excluded as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of April 3, 2024, 18,297,596 shares of the Registrant’s common stock, $0.0001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the 2024 annual meeting of stockholders are deemed to be incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that relate to future events or our future financial performance including, but not limited to, statements regarding our plans, strategies and prospects, both business and financial, our growth plans, future financial and operating results, costs and expenses, the outcome of contingencies, financial condition, results of operations, liquidity, cost savings, business strategies, and other statements that are not historical facts. Forward-looking statements can be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intends,” “may,” “opportunity,” “plans,” “goals,” “target” “predict,” “potential,” “estimate,” “should,” “will,” “would,” “continue,” “likely” or the negative of these terms or other words of similar meaning. These statements are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to its business and are made as of the date of this report. These statements are inherently subject to known and unknown risks and uncertainties. You should read these statements carefully as they discuss our future expectations or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results to differ materially from those currently anticipated include the following:
•Any inability or delay in realizing the benefits anticipated by the acquisition of Spruce Holding Company 1 LLC, Spruce Holding Company 2 LLC, Spruce Holding Company 3 LLC, and Spruce Manager LLC (collectively and together with their subsidiaries, “Legacy Spruce Power”).
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
•We are subject to risks associated with construction, regulatory compliance, relating to changes in, and our compliance with, laws and regulations affecting our business and other contingencies.
•Violations of export control and/or economic sanctions laws and regulations to which we are subject could have a material adverse effect on our business operations, financial position and results of operations.
•Our insurance coverage may not be adequate to protect us from all business risks.
•We face competition from traditional energy companies as well as solar and other renewable energy companies.
All forward-looking statements should be considered in the context of the risks and other factors described above and in Item 1A under the heading “Risk Factors”, which are not exhaustive. Other sections of this Annual Report on Form 10-K, such as the description of our business set forth in Item 1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to Spruce Power or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

This report includes certain registered trademarks, including trademarks that are the property of Spruce Power and its affiliates. This report also includes other trademarks, service marks and trade names owned by Spruce Power or other persons. All trademarks, service marks and traded names included herein are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress, or products in this report is not intended to, and does not, imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section below entitled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may have an adverse effect on our business, financial condition, results of operations and prospects. Such risks include, but are not limited to:

Risks Related to the Solar Energy Industry

•The solar energy industry is an emerging market which is constantly evolving and may not develop to the size or at the rate we expect. Demand for home solar systems may decline, cease or take longer to develop than we expect.

•Global economic conditions and any related impact of supply chain constraints, including the market for our products and services could adversely affect our results of operations.

•Our solar partners or suppliers may be unwilling or unable to fulfill their respective warranty and other contractual obligations. Warranty claims, product liability claims or accidents against us could adversely affect our business.

•Developments in technology or improvements in distributed solar energy generation and related technologies or components may materially adversely affect demand for our offerings.

•Our solar energy systems and energy storage systems depend heavily on suitable solar and meteorological conditions. Seasonality fluctuations and effects of climate change could adversely affect our results of operations.

•We typically bear the risk of loss and the cost of maintenance, repair and removal on solar energy systems that are owned by our subsidiaries and included in tax equity vehicles.

Risks Related to Our Business Operations

•We are an early stage company with a history of losses, and we expect to incur significant expenses and continuing losses.

•Our business model requires further market penetration to drive growth and a failure to acquire additional home solar portfolios would have a material adverse effect on our operating results and business and could result in our operating expenses exceeding our revenues.

•We may require additional financing to support the development of our business and implementation of our growth strategy.

•We are highly dependent on the services of our Chief Executive Officer, and if we are unable to retain him or attract and retain other key employees, management or technical personnel, our ability to compete could be harmed.

•Management has limited experience in operating a public company. If we fail to manage our growth effectively, we may not be able to develop, produce, make or sell our products or services successfully.

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

•Our employees and independent contractors may engage in misconduct or other improper activities, including noncompliance with regulations, which could have an adverse effect on our business and operating results.

•Any security breach, unauthorized access or disclosure, or theft of data, including personal information, we, our third party service providers, or our suppliers gather, store, transmit or use, could harm our reputation, subject us to claims, litigation, and financial harm and have an adverse impact on our business.

•Unfavorable publicity, failure to respond effectively to adverse publicity, reports published by analysts, including projections in those reports that differ from our actual results, or securities or industry analysts who do not publish or cease publishing research or reports about us could adversely affect our business.

•We have been named as a defendant in certain stockholder class actions, which like many litigation matters, could result in substantial damages and other related costs and may require management-level attention.

•We may need to defend ourselves against patent, copyright or trademark infringement claims or trade secret misappropriation claims, which may be time-consuming and cause us to incur substantial costs.

•If the Internal Revenue Service (the “IRS”) makes determinations that the fair market value of our solar energy systems is materially lower than what we have claimed, we may have to pay significant amounts to our fund investors, and our business, financial condition and prospects may be materially and adversely affected.

Risks Related to Regulation

•Our business depends in part on the regulatory treatment of third-party owned solar energy systems.

•Compliance with occupational safety and health requirements can be costly and noncompliance with such requirements may result in potentially significant monetary penalties, operational delays, and adverse publicity.

•A failure to comply with laws and regulations relating to interactions by us with current or prospective customers could result in negative publicity, claims, investigations, and litigation that may adversely affect our business.

•We are subject to U.S. and foreign anti-corruption and anti-money laundering laws and regulations. We could face criminal liability and other serious consequences for violations, which could harm our business.

•We have received subpoenas from states attorneys general requesting information about our business. These investigations could result in substantial legal fees, fines, penalties, or damages and may divert Management’s time and attention from our business.

Risks Related to Ownership of Our Securities

•We have no current plans to declare a dividend in the foreseeable future.

•If we fail to maintain effective internal control over financial reporting, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.

•We are a “smaller reporting company” and will be able to avail ourselves of reduced disclosure requirements applicable to smaller reporting companies, which could make our common stock less attractive to investors.

•If our stock price declines, our Common Stock may be subject to delisting from the New York Stock Exchange (the “NYSE”).

•The price of our Common Stock may be volatile.

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

•Our Certificate of Incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or stockholders.

PART I

Unless the context provides otherwise, all references in this Annual Report on Form 10-K to the “Company”, “Spruce Power”, “we”, “our” and “us” refer to Spruce Power Holding Corporation and its consolidated subsidiaries, including Legacy Spruce Power after the acquisition of Legacy Spruce Power on September 9, 2022. Depending on the context, references to “Spruce Power” may also include the historical business of Legacy Spruce Power prior to September 9, 2022.
Item 1. Business
Company Overview
Spruce Power (formerly known as XL Fleet Corp.) is a leading owner and operator of distributed solar energy assets across the United States (the “U.S.”), offering subscription-based services to approximately 75,000 home solar assets and customer contracts, making renewable energy more accessible to everyone. Our mission is to provide our customers with clean, affordable solar energy systems and an extraordinary customer experience.

We are engaged in the ownership and maintenance of home solar energy systems for homeowners in the U.S. We provide clean, solar energy typically at savings compared to traditional utility energy. Our primary customers are homeowners and our core solar service offerings generate revenues primarily through (i) the sale of electricity generated by our home solar energy systems to homeowners pursuant to long-term agreements, which requires our subscribers to make recurring monthly payments, (ii) third party contracts to sell solar renewable energy credits (“SRECs”) generated by the solar energy systems for fixed prices and (iii) the servicing of those agreements for other institutional owners of home solar energy systems. In addition, we generate cash flows and earn interest income from an investment through a master lease agreement.
We hold subsidiary fund companies that own and operate portfolios of home solar energy systems, which are subject to solar lease agreements (“SLAs”) and power purchase agreements (“PPAs”, together with the SLAs, “Customer Agreements”) with home solar customers who benefit from the production of electricity generated by the solar energy systems. The solar energy systems may qualify for subsidies, renewable energy credits and other incentives as provided by various states and local agencies. These benefits have generally been retained by our subsidiaries that own the solar energy systems, with the exception of the investment tax credit (“ITC”) under Section 48 of the Internal Revenue Code as amended, (the “IRC”), which were generally passed through to the various financing partners of the solar energy systems.

Our business offers services which include asset management services and operating and maintenance services for home solar energy systems. In addition to providing management services to our portfolio, we also provide portfolio management services through our Spruce Pro platform to approximately 5,000 systems owned by other companies, which include (i) billing and collections, (ii) account management services, (iii) financial reporting, (iv) homeowner support and (v) maintenance monitoring and dispatch.

Corporate History and Background

Historically, we provided fleet electrification solutions for commercial vehicles in North America, offering our systems for vehicle electrification (the “Drivetrain” business) and through our energy efficiency and infrastructure solutions business, offering and installing charging stations to enable customers develop the charging infrastructure required for their electrified vehicles (the “XL Grid” business).
In the first quarter of 2022, we initiated a strategic review of our overall business operations, which included assessing our offerings, strategy, processes and growth opportunities. As a result of the strategic review, we made the following decisions relating to the restructuring of our Drivetrain business in the first quarter of 2022: (i) the elimination of a substantial majority of our hybrid drivetrain products; (ii) the elimination of our plug-in hybrid electric vehicles products; (iii) the reduction in the size of our workforce by approximately 50 employees; (iv) the closure of our production center and warehouse in Quincy, IL; (v) the closure of engineering activities in our Boston office; and (vi) the termination of our partnership with eNow.

Following the strategic review, we decided to pursue transformational mergers and acquisition (“M&A”) opportunities, which included the implementation of a process to institutionalize the M&A effort and resulted in the formation of an investment committee comprised of senior members of our executive team (“Management”) and members of our Board of Directors. The objective of the investment committee was to continue the exploration of value-generative opportunities in the decarbonization and energy transition ecosystem, focused on three core requirements: (i) a business that makes an impact on decarbonization, (ii) a leader in an established, growing market segment and (iii) a company that generates positive earnings before interest, taxes, depreciation and amortization (“EBITDA”). As a result of these efforts, on September 9, 2022, we acquired 100% of the membership interests of Legacy Spruce Power, which was one of the largest privately held owner and operator of home solar energy systems in the U.S. at the time of the transaction, with approximately 51,000 customer subscribers as of December 31, 2022.

For reference, on December 21, 2020 (the “Closing Date”), Pivotal Investment Corporation II (“Pivotal”), a special purpose acquisition company (“SPAC”) incorporated on March 20, 2019, consummated a business combination pursuant to that certain Agreement and Plan of Reorganization, dated as of September 17, 2020 (the “Merger Agreement”), by and among (i) Pivotal, PIC II Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of Pivotal (“Merger Sub”) and (ii) XL Hybrids, Inc., a Delaware corporation (“Legacy XL”). Pursuant to the terms of the Merger Agreement, a business combination between Pivotal and Legacy XL was effected through the merger of Merger Sub with and into Legacy XL, resulting in Legacy XL as the surviving company and a wholly-owned subsidiary of Pivotal. On the Closing Date, Pivotal changed its name to XL Fleet Corp (“XL Fleet”). In November 2022, following the acquisition of Legacy Spruce Power, we changed our corporate name from “XL Fleet Corp.” to “Spruce Power Holding Corporation.” Additionally, we changed our ticker symbol from “XL” to “SPRU.”

With the completion of the acquisition of Legacy Spruce Power, we analyzed strategic alternatives related to our Drivetrain business, and subsequently in December 2022, set plans to exit our Drivetrain business and sold a portion of the business to Shyft Group USA (“Shyft”), which closed in January 2023. Shyft also (i) acquired certain technical equipment and assumed our Wixom, Michigan facility, (ii) offered employment to certain engineers and sales personnel and (iii) assumed completion of our pilot development agreement with the Department of Defense related to vehicle hybridization, wherein we retained the rights to potential future royalties from the program. We also sold certain battery inventory and our legacy hybrid technology to RMA Group, an automotive and equipment supplier in Southeast Asia, during the fourth quarter of 2022. Furthermore, we assessed the operations of our XL Grid business to evaluate its strategic fit with Legacy Spruce Power, and in the fourth quarter of 2022, we entered into a non-binding letter of intent for the sale of World Energy Efficiency Services, LLC (“World Energy”). The divestiture of World Energy closed in January 2023, and we subsequently ceased our XL Grid business.

On March 28, 2023, we were notified by the NYSE that we were not in compliance with Section 802.01C of the NYSE Listed Company Manual (the “NYSE Manual”) because the average closing price of our common stock was less than $1.00 over a consecutive 30 day trading period. As a result, on October 6, 2023, we filed an Amendment to our Second Amended and Restated Certificate of Incorporation (the “Amended Certificate of Incorporation”) to effect a 1-for-8 reverse stock split of our issued and outstanding shares of common stock, par value $0.0001 per share (the “Reverse Stock Split”). On November 17, 2023, we received a notice from the NYSE confirming we regained compliance with the continued listing standards set forth in the NYSE Manual.

In the first quarter of 2023, we completed the acquisition of all issued and outstanding interests in SS Holdings 2017, LLC and its subsidiaries (“SEMTH”) from certain funds managed by HPS Investment Partners, LLC, pursuant to a membership interest purchase and sale agreement as of that date (the “SEMTH Acquisition”). The SEMTH related asset includes a 20-year use rights to customer payment streams of approximately 22,500 home SLAs and PPAs (the “SEMTH Master Lease”). Subsequently on August 18, 2023, we acquired approximately 2,400 home solar assets and contracts, with an average remaining contract life of approximately 11 years, from a publicly traded, regulated utility company (the “Tredegar Acquisition”).

With the completion of the SEMTH and Tredegar Acquisitions, we have, in the aggregate, 12 portfolios of rooftop solar Customer Agreements with a combined capacity of approximately 426 MWdc. In the aggregate, as of December 31, 2023, we offered subscription-based services and owned the cash flows from approximately 75,000 home solar assets and customer contracts.

Corporate Strategy

We believe the combination of our existing subscriber-base and proven servicing platform related to our Customer Agreements, together with our capital resources and relationships, gives us the ability to take advantage of rapid growth in distributed solar and battery storage services, while creating a path to more predictable revenues, profits, and cash flow for our shareholders. Our corporate strategy has three key elements:

Leveraging the Spruce Power platform to become a leading provider of subscription-based solutions for distributed energy resources

We have more than a decade of experience owning and operating rooftop solar systems, as well as energy efficiency upgrades. We believe our proven platform for managing home solar can be extended to other categories of distributed energy resources, and by leveraging our platform, we intend to grow our revenues by providing subscription-based solutions for rooftop solar and energy storage and other future energy-related products to homeowners and businesses, including commercial and industrial (“C&I”) solar developers. We are focused on delivering best-in-class customer service, with investment into process and platform improvement for on-site monitoring, customer billing and working with qualified partners for field services.

Profitably growing return on assets by focusing on channels with the lowest customer acquisition cost

We seek to grow our subscriber revenues by focusing on those channels that have lowest customer acquisition costs and the ability to increase return on assets, including acquiring existing systems from other companies or investment funds, selling additional services to existing subscribers, selling services to new customers online and partnering with selected independent installers to provide a subscription-based solution for their customers.

Increasing shareholder value by delivering predictable revenues, profits and cash flow

By focusing on subscription-based solutions with long-term customer contracts, we seek to generate consistent revenues, profits and cash flow.

Customer Operations

We have more than a decade of experience servicing rooftop solar systems, including servicing approximately 75,000 home solar systems and customer contracts from our own portfolios and approximately 5,000 systems owned by third parties. A noteworthy differential is our in-house capabilities which include customer billing and collections, account management services, customer support, systems monitoring and maintenance, and portfolio accounting and financial reporting. We have made progress in elevating our customer service and continue to invest resources in our goal of becoming best-in-class customer experience. Our in-house capabilities and operations infrastructure has established a scalable platform where we are able to continually improve profitability through growth while reducing incremental operational costs.

Corporate Development

Our corporate growth strategy provides a unique differential from our competitors. While our competitors lose future long-term value creation for short-term cash flow by selling new solar systems outright directly to consumers, we focus on long-term positive cash flow. We have a dedicated corporate development M&A team that has historically been successful in acquiring high quality portfolios of solar energy systems that are already in operation and have existing long-term contracts with homeowners. Our in-house M&A team acquires operating home solar energy systems “in-bulk” from other companies, and such approach has enabled us to achieve step-change growth while minimizing our customer acquisition costs. Our corporate development M&A team also brings significant experience in renewable energy credit markets, and other tax incentives programs, which enables additional value creation alongside our acquisition strategy.
Competition

Distributed solar generation is a capital-intensive, evolving business with numerous industry participants. While our solar generation portfolios are currently contracted, we may compete in the future primarily on the basis of price of electricity, quality of service and low/no carbon energy. We consider the long-term contracted profile of our solar generation assets, among other strengths discussed below, as competitive advantages. Distributed solar generation is a growing industry in the U.S. and diverse in terms of industry structure, and as such, there is a wide variation in terms of the capabilities, resources, nature and identity in the companies we compete with depending on the market. In residential distributed solar generation, customers’ needs are met through long-term bilateral contracts, which supply power and maintenance services.

We also compete with other companies to acquire operating portfolios of home solar energy systems with stable contracted cash flows. We consider our primary competitors for opportunities in North America as other solar companies with vertically integrated business models, existing solar servicing companies, purely finance focused organizations and regulated utility holding companies. We believe we are well-positioned to execute our strategy over the long term based on the following competitive strengths:

Our management and operational expertise

We benefit from our Management’s seasoned experience in industry (renewables, utilities and financial services), corporate development (M&A) and customer focused, cost-efficient operations.

Contracted assets with stable cash flows

The contracted nature and diversification of off-takers in our portfolio of home solar assets supports stable long-term cash flows. Home solar assets in our portfolio are contracted under long-term contracts, which generally provide for lease payments or production-based power purchase payments over the contract term. Our home solar asset portfolios have a total weighted average remaining contract term of approximately 12 years as of December 31, 2023.

Newer, well-maintained portfolio

Based on expected contributions to cash generated, approximately 50% of our portfolio of home solar energy systems have been operating on average for fewer than 9 years. Due to the portfolio of our projects being in the first half of their expected useful life and using industry-standard technology, we believe the projects will achieve the expected levels of performance.

Geographic and resource diversification

With the SEMTH and Tredegar Acquisitions, our portfolio of approximately 75,000 home solar systems and customer contracts is geographically diverse across 18 states in the U.S., which reduces exposure to localized weather events, natural disasters, regional underperformance, and adverse regulatory actions and provides a more stable stream of cash flows over the long term when compared to a non-diversified portfolio.

Flexible customer service platforms

We utilize scalable, cost-effective customer service platforms and systems in our operations, which support efficient integration and service of acquired portfolios and third party owned portfolios. These service platforms also provide our customers with self-service options to make payments and other services.

Competitiveness of renewable energy

Renewable energy technology has improved in recent years. Solar energy generation is becoming one of the lowest cost energy generation technologies in many regions in the U.S. which is expected to lead to significant growth in the renewable energy industry. Solar technology is improving as solar cell efficiencies improve and installation costs are declining.
Intellectual Property

Generally, the solar installation business is not dependent on intellectual property. Within our residential business, we utilize licensed software, which enables our organization to efficiently manage thousands of customer portfolios. The success of our business depends, in part, on our ability to maintain and protect our proprietary information, license agreements and other contractual provisions, processes and know-how.

Human Capital Management

With our mission of “Powering Our Customers’ Clean and Efficient Energy use, for a Sustainable Future”, we believe that starts with our employees. We aim to attract top talent by building a culture upon our values of coordination, purpose-driven and results oriented. We make investments in talent management and employee engagement initiatives, in order to foster a culture of belonging and inclusion. As of December 31, 2023, we had 142 full time employees primarily located in Denver, Colorado and Houston, Texas. As of December 31, 2023, no employees were covered by collective bargaining agreements, and we have not experienced any work stoppages.

To develop, attract and retain personnel, we establish an environment of learning, purpose, diversity and opportunity and our leadership continually looks for ways to improve. We do this by implementation of several training programs, which includes our internally developed educational platform, Spruce University, to nurture an environment of learning, employee development and talent retention. Bi-annually, we are committed to enhancing our senior leadership with curriculums to promote and develop teamwork and accountability.

Attraction and retention of key employees contributes to our ability to remain competitive, and we have comprehensive rewards programs to help ensure we are compensating and rewarding our employees in line with market practice, providing a competitive benefits program, paid time off, retirement 401(k) matching, education assistance, internally developed trainings, and flexibility through programs like our floating holidays. Our ongoing support of our employees’ financial, health and wellness needs will continue to be essential.
Government Regulations

Although we are not regulated as a public utility in the U.S. under applicable federal, state, or other local regulatory regimes where we conduct business, we compete primarily with regulated utilities. As a result, we maintain a team that focuses on the key regulatory and legislative issues impacting the entire industry.

Interconnection permission from any applicable local primary electric utility is already granted upon acquisition of existing home solar systems. Depending on the size of the solar energy system and local law requirements, interconnection permission is provided by the local utility to our customers upon initial installation. In almost all cases, interconnection permissions are issued on the basis of a standard process which has been pre-approved by the local public utility commission or other regulatory body with jurisdiction over net metering policies. As such, no additional regulatory approvals are required once interconnection permission is given.

Our collection activities are regulated in various states in which they operate. As such, we obtain and maintain collection agency licenses in the states in which we operate, as required by law, and are subject to regulatory examination of such collection activities on a regular basis.
Government Incentives
Federal, state, and local government bodies provide incentives to owners, distributors, system integrators and manufacturers of solar energy systems to promote solar energy in the form of rebates, tax credits, payments for renewable energy credits associated with renewable energy generation and exclusion of solar energy systems from property tax assessments. These incentives enable us to lower the price we charge customers for energy from, and to lease, our solar energy systems, helping to catalyze customer adoption of solar energy as an alternative to utility-provided power. In addition, for some investors, the acceleration of depreciation creates a valuable tax benefit that reduces the overall cost of the solar energy system and increases the return on investment. The federal government also currently offers an ITC under Section 48(a) of the IRC for the installation of certain energy properties, including solar power facilities owned for business purposes.
Inflation Reduction Act
The Inflation Reduction Act (“IRA”) was enacted August 16, 2022, which President Biden signed into law as of that date. This legislative package includes major policy initiatives enacted to enhance the clean energy industry. While there are numerous federal, state, and local government incentives that benefit our business, some adverse actions, interpretations or determinations of new or existing laws or regulations could have a negative impact on our business. Congress could revise or eliminate certain provisions in the IRA that could negatively impact our business. Federal agencies may also issue tax guidance or regulations that could negatively impact our business or prevent certain businesses from participating.
Corporate Information

Our principal executive offices are located at 2000 S Colorado Blvd, Suite 2-825, Denver, Colorado, and our telephone number is (866) 777-8235. Our website address is www.sprucepower.com and the information contained in, or that can be accessed through our website, is not part of this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K.
Information Available on the Internet
Our website address is www.sprucepower.com, to which we regularly post copies of our press releases as well as additional information about us. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. We include our website address in this Annual Report on Form 10-K only as an inactive textual reference. Information contained on our website does not constitute a part of this report or our other filings with the SEC.

1A. Risk Factors
Risk Factors

An investment in our securities is speculative and involves a high degree of risk. Before deciding whether to invest in our securities, you should consider carefully the risks described below, together with other information in this Annual Report on Form 10-K and the other information and documents we file with the SEC. The occurrence of any of the following risks could have a material and adverse effect on our business, reputation, financial condition, results of operations and future growth prospects, as well as our ability to accomplish our strategic objectives. As a result, the trading price of our Common Stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and stock price.

Risks Related to the Solar Energy Industry

The solar energy industry is an emerging market which is constantly evolving and may not develop to the size or at the rate we expect. Demand for home solar systems may decline, cease or take longer to develop than we expect.

The distributed home solar energy market is at a relatively early stage and is a constantly evolving market. We believe the solar energy industry is still developing and maturing, and we cannot be certain that the market will grow to the size or at the rate we expect. Any future growth of the solar energy market and the success of our solar service offerings depend on many factors beyond our control, including recognition and acceptance of the solar service market by consumers, the pricing of alternative sources of energy, a favorable regulatory environment, the continuation of expected tax benefits and other incentives, and our ability to provide our solar service offerings cost effectively. If the markets for solar energy do not develop to the size or at the rate we expect, or demand for distributed home solar energy systems fails to develop sufficiently, our business may be adversely affected.

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

Solar energy has yet to achieve broad market acceptance and depends in part on continued support in the form of rebates, tax credits, and other incentives from federal, state and local governments. If this support diminishes materially, our ability to obtain external financing on acceptable terms, or at all, could be materially adversely affected. These types of funding limitations could lead to inadequate financing support for the anticipated growth in our business. We cannot be certain if historical growth rates reflect future opportunities or whether growth anticipated by us will be realized. Furthermore, growth in home solar energy depends in part on macroeconomic conditions, retail prices of electricity and customer preferences, each of which can change quickly. Declining macroeconomic conditions, including in the job markets and residential real estate markets, could contribute to instability and uncertainty among customers and impact their financial wherewithal, credit scores or interest in entering into long-term contracts, even if such contracts would generate immediate and long-term savings.

Furthermore, market prices of retail electricity generated by utilities or other energy sources could decline for a variety of reasons, as discussed further below. Any such declines in macroeconomic conditions, changes in retail prices of electricity or changes in customer preferences would adversely impact our business.

Global economic conditions and any related ongoing impact of supply chain constraints, including the market for our products and services could adversely affect our results of operations

The uncertain condition of the global economy as well as the current conflict between Russia and Ukraine, including the retaliatory economic measures taken by Unites States, European, and others continue impacting businesses around the world. The deterioration of the economic conditions or financial uncertainty to provide our services could reduce customers’ confidence and negatively affect our sales and results of operations. Also, the recent inflationary pressures have increased the cost of energy, raw materials, and other indirect costs used in our business could adversely influence customer purchasing decisions. We cannot predict whether or when such circumstances may change, improve, or worsen in the near future.

Our solar partners or suppliers may be unwilling or unable to fulfill their respective warranty and other contractual obligations. Warranty claims, product liability claims or accidents against us could adversely affect our business

We agree to maintain the solar energy systems and energy storage systems installed on our customers’ homes during the length of the term of our Customer Agreements, which are typically 20 years. We are exposed to any liabilities arising from the solar energy systems’ failure to operate properly and are generally under an obligation to ensure each solar energy system remains in good condition during the term of the Customer Agreement. We are the beneficiary of the manufacturers’ and system installers’ warranty coverage, typically of 20 years for equipment warranties and five to ten years for workmanship warranties. In the event that such warranty providers file for bankruptcy, cease operations or otherwise become unable or unwilling to fulfill their warranty or related maintenance obligations, we may not be adequately protected by such warranties or maintenance obligations. Even if such warranty providers fulfill their obligations, the warranty or maintenance obligations may not be sufficient to protect us against all of our losses. These warranties are subject to liability and other limits. If we seek warranty protection and a warranty provider is unable or unwilling to perform its warranty obligations, whether as a result of its financial condition, its ability to act in a timely manner, or otherwise, or if the term of the warranty or maintenance obligation has expired or a liability limit has been reached, there may be a reduction or loss of protection for the affected assets, which could have a material adverse effect on our business, financial condition and results of operations.

Our failure to accurately predict future liabilities related to material quality or performance expenses could result in unexpected volatility in our financial condition. Because of the long estimated useful life of our solar energy systems, we have been required to make assumptions and apply judgments regarding a number of factors, including our anticipated rate of warranty claims and the durability, performance and reliability of our solar energy systems. Additionally, we discontinued our Drivetrain business, sold some of the assets relating to this business and retained warranty obligations relating to the historical business. If our warranty reserves are inadequate to cover future warranty claims, our business, prospects, financial condition and operating results could be materially and adversely affected. We may become subject to significant and unexpected warranty expenses as well as claims from former customers.

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

Developments in technology or improvements in distributed solar energy generation and related technologies or components may materially adversely affect demand for our offerings

Significant developments in technology, such as advances in distributed solar power generation, energy storage solutions such as batteries, energy storage management systems, the widespread use or adoption of fuel cells for residential or commercial properties or improvements in other forms of distributed or centralized power production may materially and adversely affect demand for our offerings and otherwise affect our business. Future technological advancements may result in reduced prices to consumers or more efficient solar energy systems than those available today, either of which may result in current customer dissatisfaction. We may not be able to adopt these new technologies as quickly as our competitors or on a cost-effective basis.

Due to the length of our Customer Agreements, the solar energy system deployed on a customer's residence may be outdated prior to the expiration of the term of the related Customer Agreement, reducing the likelihood of renewal of our Customer Agreement at the end of the applicable term and possibly increasing the occurrence of customers seeking to terminate or cancel their Customer Agreements or customer defaults. If current customers become dissatisfied with the price they pay for their solar energy system under our Customer Agreements relative to prices that may be available in the future or if customers become dissatisfied by the output generated by their solar energy systems relative to future solar energy system production capabilities, or both, this may lead to customers seeking to terminate or cancel their Customer Agreements or to higher rates of customer default and have an adverse effect on our business, financial condition and results of operations. Additionally, recent technological advancements may impact our business in ways we do not currently anticipate. Any failure by us to adopt or have access to new or enhanced technologies or processes, or to react to changes in existing technologies, could result in product obsolescence or the loss of competitiveness of and decreased consumer interest in our solar energy services, which could have a material adverse effect on our business, financial condition and results of operations.

Our solar energy systems and energy storage systems depend heavily on suitable solar and meteorological conditions. Seasonality fluctuations and effects of climate change could adversely affect our results of operations

The energy produced and the revenue and cash receipts generated by a solar energy system depend on suitable solar, atmospheric, and weather conditions, all of which are beyond our control. Shifts in weather are difficult to predict and may not be immediately apparent, and the impact of these changes is difficult to quantify from period to period. Our economic model and projected returns on our solar energy systems require achievement of certain production results from our systems and, in some cases, we guarantee these results to our consumers. There can be no assurance we will be successful in implementing effective strategies to counter these shifts in weather. If the solar energy systems underperform for any reason, our business could suffer. For example, the amount of revenue we recognize in a given period and the amount of our obligations under the performance guarantees of our Customer Agreements are dependent in part on the amount of energy generated by solar energy systems under such Customer Agreements. Furthermore, climate change could exacerbate the frequency and severity of weather events in all areas where we operate. Climate change or other factors could also cause prevailing weather patterns to materially change in the future, making it harder to predict the average annual amount of sunlight striking each location where our solar energy systems and energy storage systems are. Potential negative effects of climate change include, among others, a temporary decrease in solar availability in certain locations, disruptions in transmission grids and delays or reductions in new installations. These or other effects could make our solar energy systems less economical overall or make individual solar energy systems less economical. Any of these effects on meteorological conditions could harm our business, financial condition, and results of operations.

We typically bear the risk of loss and the cost of maintenance, repair and removal on solar energy systems that are owned by our subsidiaries and included in tax equity vehicles

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair, and removal for any of our solar energy systems. Under our Customer Agreements, we agree to operate and maintain the solar energy system for a fixed fee calculated to cover our future expected maintenance costs. If our solar energy systems require an above-average amount of repairs or if the cost of repairing the solar energy systems is higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems are damaged as the result of a natural disaster beyond our control, losses could exceed or be excluded from our insurance policy limits and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance with industry standard coverage and limits to hedge against such risk, but such coverage may not cover our losses.

Risks Related to Our Business Operations

We are an early stage company with a history of losses, and we expect to incur significant expenses and continuing losses

We incurred net losses of approximately $65.8 million and $93.9 million for the years ended December 31, 2023 and 2022, respectively. We believe that we will continue to incur operating and net losses through the near future. We completed the acquisition of Legacy Spruce Power and discontinued and disposed of our legacy businesses, and as a result our future net income or loss will depend upon the implementation of our strategy to expand our new solar power business. We expect the rate at which we will incur future losses will be impacted by the following:

•Costs which may be incurred in connection with the implementation of our business strategy;

•Costs related to our general and administrative functions to support our public company obligations; and

•Acquisition and integration of other solar energy portfolios or businesses.

Because we will incur portions of the costs and expenses from these efforts before we receive the expected incremental revenues with respect thereto, our losses in future periods are expected to be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would have a material adverse effect on our results of operations and further increase our losses.

Our business model requires further market penetration to drive growth and a failure to acquire additional home solar portfolios would have a material adverse effect on our operating results and business and could result in our operating expenses exceeding our revenues.

It may be difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected. Our future results depend on the successful implementation of Management’s growth strategies (including acquisition of additional home solar portfolios and the launch of new products and services) and are based on assumptions and events over which we have only partial or no control. These initiatives and products may not generate as much revenue, cost more to bring to market and create greater liabilities than we anticipate. We will continue to encounter risks and difficulties frequently experienced by early stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the capital-intensive nature of our business, we may sustain substantial operating expenses without generating sufficient revenues to cover expenditures.

We may require additional financing to support the development of our business and implementation of our growth strategy

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

We are highly dependent on the services of our Chief Executive Officer, and if we are unable to retain him or attract and retain other key employees, management or technical personnel, our ability to compete could be harmed.

Our success depends, in part, on our ability to retain our key personnel. We are highly dependent on the services of Christian Fong, our Chief Executive Officer. Mr. Fong is the source of many of the ideas and execution driving our company. If Mr. Fong were to discontinue his service to us due to death, disability or any other reason, we would be significantly disadvantaged. We do not maintain, and we have no plans to maintain in the future, key man life insurance policies with respect to Mr. Fong.

Our success also depends, in part, on our continuing ability to identify, hire, attract, train, develop and retain other highly qualified personnel. Experienced and highly skilled employees are in high demand and competition for these employees can be intense, and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our global business strategy. Any failure by Management and our employees to perform as expected may have a material adverse effect on our business, prospects, financial condition and operating results.

Management has limited experience in operating a public company. If we fail to manage our growth effectively, we may not be able to develop, produce, make or sell our products or services successfully.

Our executive officers have limited experience in the management of a publicly traded company. Management may not successfully or effectively manage a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Management’s limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of the post-combination company. Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition.

Additionally, we may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the U.S. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. Competition for individuals with this experience is intense, and we may not be able to attract, integrate, train, motivate or retain additional highly qualified personnel. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business, prospects, financial condition and operating results.

Rising interest rates could adversely affect our financial condition

We have $646.7 million of long-term debt outstanding as of December 31, 2023, which are secured by our solar assets and the majority of which is variable rate debt. Although we use interest rate swap contracts to mitigate the market risk associated with rising interest rates, significant increases in interest rates may still increase our cost of capital.

Servicing our debt requires a significant amount of cash to comply with certain covenants and satisfy payment obligations, and we may not have sufficient cash flow from our business to pay our substantial debt and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful

We have $646.7 million of long-term debt outstanding as of December 31, 2023, as discussed in more detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, in each case, included in this Annual Report on Form 10-K. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures to operate our business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to timely repay or otherwise refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and negatively impact our financial condition and prospects.

Our interest rate swaps could be adversely affected if the financial institutions holding such rate swaps fail

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

Our employees and independent contractors may engage in misconduct or other improper activities, including noncompliance with regulations, which could have an adverse effect on our business and operating results.

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

Any security breach, unauthorized access or disclosure, or theft of data, including personal information, we, our third party service providers, or our suppliers gather, store, transmit or use, could harm our reputation, subject us to claims, litigation, and financial harm and have an adverse impact on our business.

In the ordinary course of business, we, our third-party service providers and our suppliers receive, store, transmit, and use data, including the personal information of customers, such as names, addresses, email addresses, credit information and other housing and energy use data, as well as the personal information of our employees. Any unauthorized disclosure of such personal information, whether through a breach of our systems or those of our third-party service providers or suppliers by an unauthorized party, including, but not limited to hackers, threat actors, sophisticated nation-states or nation-state-supported actors, or through the personnel theft, or misuse of information, or otherwise, could harm our business. In addition, we, our third party service providers and our suppliers may be subject to a variety of evolving threats, such as computer malware (including as a result of advanced persistent threat intrusions), ransomware, malicious code (such as viruses or worms), social engineering (including spear phishing and smishing attacks), telecommunications failures, natural disasters and extreme weather events, general hacking and other similar threats.

Cybersecurity incidents have become more prevalent and could occur on our systems and those of our third parties in the future. Our team members who work remotely pose increased risks to our information technology systems and data, because many of them utilize less secure network connections outside our premises.

Inadvertent disclosure of confidential data or unauthorized access by a third party could result in future claims or litigation arising from damages suffered by those affected, government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements and/or oversight, indemnification obligations, reputational harm, interruptions in our operations, financial loss, and other similar harms. In addition, we could incur significant costs in complying with the multitude of federal, state, and local laws, and applicable independent security control frameworks, regarding the unauthorized disclosure of personal information. Although we have not experienced a material information security breach in the past and have developed systems and processes to prevent or detect security breaches and protect the confidential information we receive, store, transmit, and use, we cannot assure that such measures will provide adequate security. Finally, any perceived or actual unauthorized disclosure of such information, unauthorized intrusion, or other cyberthreat could harm our reputation, substantially impair our ability to attract and retain customers, interrupt our operations, and have an adverse impact on our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. While we currently maintain cybersecurity insurance, such insurance may not be sufficient to cover us against claims, and we cannot be certain that cybersecurity insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

Unfavorable publicity, failure to respond effectively to adverse publicity, reports published by analysts, including projections in those reports that differ from our actual results, or securities or industry analysts who do not publish or cease publishing research or reports about us could adversely affect our business.

We expect that securities research analysts will establish and publish their own periodic projections for our business. These projections may vary widely and may not accurately predict the results we actually achieve. Maintaining and enhancing our brand and reputation is critical to our ability to attract and retain employees, partners, customers, and investors, and to mitigate legislative or regulatory scrutiny, litigation and government investigations.

Recent negative publicity has adversely affected our brand and reputation and our stock price. Negative publicity may result from allegations of fraud, improper business practices, employee misconduct or any other matters that could give rise to litigation and/or governmental investigations. Unfavorable publicity relating to us or those affiliated with us has and may in the future adversely affect public perception of the entire company. Adverse publicity and its effect on overall public perceptions of our brand, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business.

Negative publicity may adversely affect our brand and reputation as well as our stock price, which may make it difficult for us to attract and retain employees, partners and customers, reduce confidence in our products and services, harm investor confidence and the market price of our securities, and invite legislative and regulatory scrutiny. As a result, customers, potential customers, partners and potential partners may in the future fail to award us additional business or cancel or seek to cancel existing contracts or otherwise, direct future business to our competitors, and investors may invest in our competitors instead.

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

We have been named as a defendant in certain stockholder class actions, which like many litigation matters, could result in substantial damages and other related costs and may require management-level attention

Beginning on March 8, 2021, two putative class action complaints were filed in the federal district court for the Southern District of New York against us and certain of our current officers and directors. The cases were consolidated as In re XL Fleet Corp. Securities Litigation, Case No. 1:21-cv-02171, a lead plaintiff was appointed, and an amended consolidated complaint was filed on July 20, 2021. The amended complaint alleges that certain public statements made by the defendants between September 18, 2020, and March 31, 2021 violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Our motion to dismiss the amended complaint was denied on February 17, 2022. We reached a settlement with the plaintiffs, which is currently pending approval by the court.

On September 20, 2021, and October 19, 2021, two class action complaints were filed in the Delaware Court of Chancery against certain of our current officers and directors, and the company’s sponsor of its SPAC merger, Pivotal Investment Holdings II LLC. The actions were consolidated, and a consolidated amended complaint was filed on January 31, 2022, alleging various breaches of fiduciary duty, and aiding and abetting breaches of fiduciary duty, for purported actions relating to the negotiation and approval of the December 21, 2020, merger and organization of Legacy XL to become XL Fleet, and purportedly materially misleading statements made in connection with the merger. Although we believe that the allegations asserted in both actions are without merit, we are pursuing a settlement of these matters.

In 2021, we received requests for information, including a subpoena, from the SEC related to, among other things, the XL Fleet business combination with Legacy XL and the related private investment in public equity financing, the Company’s sales pipeline and revenue projections, purchase orders, suppliers, California Air Resources Board approvals, fuel economy from our Power Drive products, customer complaints, and disclosures and other matters in connection with the foregoing. In September 2023, the SEC simultaneously filed and settled administrative proceedings alleging violations of the federal securities laws. Specifically, the settlement order requires that we: (i) cease and desist from committing or causing any violations and any future violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act, Sections 13(a) and 14(a) of the Exchange Act and Rules 12b-20, 13a-11, and 14a-9 thereunder, and (ii) pay, a civil money penalty in the amount of $11.0 million to the SEC, which has been paid.

These legal proceedings and any other similar or related legal proceedings or investigations are subject to inherent uncertainties, and the actual costs to be incurred relating to these matters will depend upon many unknown factors. The outcome of these legal proceedings is uncertain, and we could be forced to expend significant resources in the defense of these actions, and we may not prevail. Monitoring and defending against legal actions is time-consuming for Management and detracts from our ability to fully focus our internal resources on our business activities, which could result in delays of our testing or our development and commercialization efforts. In addition, we may incur substantial legal fees and costs in connection with these matters. We are also generally obligated, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these and similar actions. We are not currently able to estimate the possible cost to us from these matters, as these actions are currently at an early stage, and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. Decisions adverse to our interests in these actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position. In addition, the uncertainty of the currently pending litigation could lead to increased volatility in our stock price.

We may need to defend ourselves against patent, copyright or trademark infringement claims or trade secret misappropriation claims, which may be time-consuming and cause us to incur substantial costs

Companies, organizations, or individuals, including our competitors, may own or obtain patents, trademarks or other proprietary rights that would prevent or limit our ability to make, use, develop or sell our home solar and other products and services, which could make it more difficult for us to operate our business. We may receive inquiries from patent, copyright or trademark owners inquiring whether we infringe upon their proprietary rights. We may also be the subject of allegations that we have misappropriated their trade secrets or other proprietary rights. Companies owning patents or other intellectual property rights relating to battery packs, electric motors, or electronic power management systems may allege infringement or misappropriation of such rights. In response to a determination that we have infringed upon or misappropriated a third party’s intellectual property rights, we may be required to do one or more of the following:

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

If the IRS makes determinations that the fair market value of our solar energy systems is materially lower than what we have claimed, we may have to pay significant amounts to our fund investors, and our business, financial condition, and prospects may be materially and adversely affected

We and our fund investors claim the Commercial ITC or the U.S. Treasury grant in amounts based on the fair market value of our solar energy systems. We have obtained independent appraisals to determine the fair market values we report for claiming Commercial ITCs and U.S. Treasury grants. With respect to U.S. Treasury grants, the U.S. Treasury Department reviews the reported fair market value in determining the amount initially awarded, and the IRS may also subsequently audit the fair market value and determine that amounts previously awarded constitute taxable income for U.S. federal income tax purposes. With respect to Commercial ITCs, the IRS may review the fair market value on audit and determine that the tax credits previously claimed must be reduced. If the fair market value is determined in these circumstances to be less than what we or our tax equity investment funds reported, we may owe our fund investors an amount equal to this difference (including any interest and penalties), plus any costs and expenses associated with a challenge to that valuation. We could also be subject to tax liabilities, including interest and penalties. If the IRS further disagrees now or in the future with the amounts we or our tax equity investment funds reported regarding the fair market value of our solar energy systems, it could have a material adverse effect on our business, financial condition, and prospects.

Risks Related to Regulation

Our business depends in part on the regulatory treatment of third-party owned solar energy systems

Retail sales of electricity by third parties such as us face regulatory challenges in some states and jurisdictions, including states and jurisdictions we intend to enter where the laws and regulatory policies have not historically embraced competition to the service provided by the vertically integrated centralized electric utility. Some of the principal challenges pertain to whether third-party owned solar energy systems qualify for the same levels of rebates or other non-tax incentives available for customer owned solar energy systems, whether third-party owned solar energy systems are eligible at all for these incentives and whether third-party owned solar energy systems are eligible for net metering and the associated significant cost savings. Furthermore, in some states and utility territories third parties are limited in the way they may deliver solar energy to their customers. These regulatory constraints may, for example, give rise to various property tax issues. Changes in law and reductions in, eliminations of or additional requirements for, benefits such as rebates, tax incentives and favorable net metering policies decrease the attractiveness of new solar energy systems to distributed home solar power companies and the attractiveness of solar energy systems to customers, which could reduce our acquisition opportunities. Such a loss or reduction could also adversely impact our access to capital and reduce our willingness to pursue solar energy systems due to higher operating costs or lower revenues.

Compliance with occupational safety and health requirements can be costly and noncompliance with such requirements may result in potentially significant monetary penalties, operational delays and adverse publicity.

The ongoing operations and maintenance of solar energy systems and energy storage systems requires individuals hired by us or third-party contractors, potentially including our employees, to work at heights with complicated and potentially dangerous electrical systems. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under Occupational Safety and Health Administration (“OSHA”), the U.S. Department of Transportation (“DOT”) regulations and equivalent state and local laws. Changes to OSHA or DOT requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA or DOT regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures, or suspend or limit operations. Because individuals hired by us or on our behalf to perform ongoing operations and maintenance of our solar energy systems and energy storage systems, including third-party contractors, are compensated on a per project basis, they are incentivized to work more quickly than servicers compensated on an hourly basis. While we have not experienced a high level of injuries to date, this incentive structure may result in higher injury rates than others in the industry and could accordingly expose us to increased liability. Individuals hired by or on behalf of us may have workplace accidents and receive citations from OSHA regulators for alleged safety violations, resulting in fines. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

A failure to comply with laws and regulations relating to interactions by us with current or prospective customers could result in negative publicity, claims, investigations and litigation and adversely affect our business.

Our business substantially focuses on Customer Agreements and transactions with residential customers. We offer leases, loans and other products and services to consumers by contractors in our networks, who utilize sales people employed by or engaged as third-party service providers of such contractors. We must comply with numerous federal, state and local laws and regulations that govern matters relating to interactions with residential consumers, including those pertaining to consumer protection, marketing and sales, privacy and data security, consumer financial and credit transactions, mortgages and refinancings, home improvement contracts, warranties and various means of customer solicitation. These laws and regulations are dynamic and subject to potentially differing interpretations and various federal, state and local legislative and regulatory bodies may initiate investigations, expand current laws or regulations, or enact new laws and regulations regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we do business, acquire customers, manage and use information collected from and about current and prospective customers and the costs associated therewith. We strive to comply with all applicable laws and regulations relating to interactions with customers. It is possible, however, these requirements may be interpreted and applied in a manner inconsistent from one jurisdiction to another and may conflict with other rules or our practices.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws and regulations. We could face criminal liability and other serious consequences for violations, which could harm our business

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct or will conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

We have received subpoenas from states attorneys general requesting information about our business. These investigations could result in substantial legal fees, fines, penalties or damages and may divert Management’s time and attention from our business

We have received subpoenas from the attorneys general for the states of Connecticut, New Jersey, New York, and Texas related to filed customer complaints each of which requested a substantial number of documents to be produced by the Company. While we are responding to these subpoenas with the assistance of counsel, it is possible that these investigations may result in a fine, penalty or injunction which may adversely affect our ability to operate in these states. In addition, responding to these requests for production may result in the diversion of Management’s attention and cause the Company to incur legal expenses.

Risks Related to Ownership of Our Securities

We have no current plans to declare a dividend in the foreseeable future

We have no current plans to declare any cash dividends to holders of our Common Stock in the foreseeable future. Consequently, investors may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

If we fail to maintain effective internal control over financial reporting, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.

In connection with our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, we concluded that there were material weaknesses in our internal control over financial reporting. See Item 9A. Controls and Procedures, included in Part II, for additional information regarding these matters.

We may identify other material weaknesses in our internal control over financial reporting in the future. The existence of material weaknesses within our internal controls could harm our business, the market price of our Common Stock and our ability to retain our current, or obtain new, lenders, suppliers, key employees, alliance, and strategic partners or require the implementation of certain undertakings with the SEC. In addition, the existence of material weaknesses in our internal control over financial reporting may affect our ability to timely file periodic reports under the Exchange Act. The inability to timely file periodic reports could result in the SEC revoking the registration of our Common Stock, which would negatively impact our ability to remain listed on the NYSE.

Pursuant to Section 404 of the Sarbanes-Oxley Act, Management is required annually to deliver a report that assesses the effectiveness of our internal control over financial reporting. However, for as long as we remain a “non-accelerated filer” under the rules of the SEC, our independent registered public accounting firm is not required to deliver an annual attestation report on the effectiveness of our internal control over financial reporting. We will cease to be a non-accelerated filer if (a) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $75 million or more and we reported annual net revenues of greater than $100 million for our most recently completed fiscal year or (b) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $700 million or more, regardless of annual net revenues. If we cease to be a non-accelerated filer, we would again be subject to the requirement for an annual attestation report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. If we are unable to maintain effective internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, we may not be able to produce accurate financial statements, and investors may therefore lose confidence in our operating results, our stock price could decline, and we may be subject to litigation or regulatory enforcement actions.

We are a “smaller reporting company” and will be able to avail ourselves of reduced disclosure requirements applicable to smaller reporting companies, which could make our common stock less attractive to investors

We are a “smaller reporting company,” as defined in the Securities Exchange Act of 1934, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies,” including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer a “smaller reporting company.” We will remain a “smaller reporting company” until (a) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $75 million or more and we reported annual net revenues as of our most recently completed fiscal year is $100 million or more, or (b) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $700 million or more, regardless of annual revenue.

If our stock price declines, our Common Stock may be subject to delisting from the New York Stock Exchange

If the average closing price of our Common Stock is less than $1.00 per share for 30 consecutive trading days, we may receive a letter from the staff of the NYSE stating that our Common Stock will be delisted unless we are able to regain compliance with the NYSE listing criteria requiring that we maintain an average closing price for our Common Stock of at least $1.00 per share. The average closing price of our Common Stock was below $1.00 per share for 30 consecutive trading days in 2022 and 2023, to which we received notices of non-compliance from the NYSE on October 20, 2022 and March 28, 2023. On October 6, 2023, following stockholder approval, we filed the Amended Certificate of Incorporation to effect the Reverse Stock Split. Although, subsequent to the Reverse Stock Split, we were able to regain compliance because the average closing price for our Common Stock was subsequently at least $1.00 per share for 30 consecutive trading days, we cannot guarantee that our stock price will continue to trade above $1.00 per share or otherwise meet the NYSE listing requirements and therefore our Common Stock may in the future be subject to delisting. The continuing effect of the Reverse Stock Split on the market price of our Common Stock cannot be predicted with any certainty, and the history of similar reverse stock splits for companies in like circumstances is varied. If our Common Stock is delisted, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

The price of our Common Stock may be volatile

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

•threatened or actual lawsuits, investigations, or other legal proceedings; and

•short-selling activity related to our Common Stock.

These market and industry factors may materially reduce the market price of our Common Stock, regardless of our operating performance. In addition, we believe there has been and may continue to be substantial trading in derivatives of our Common Stock, including short selling activity or related similar activities, which are beyond our control, and which may be beyond the full control of the SEC and Financial Institutions Regulatory Authority or “FINRA”. While the SEC and FINRA rules prohibit some forms of short selling and other activities that may result in stock price manipulation, such activity may nonetheless occur without detection or enforcement. There can be no assurance that should there be any illegal manipulation in the trading of our stock, it will be detected, prosecuted or successfully eradicated. Significant short selling market manipulation could cause our Common Stock trading price to decline, to become more volatile, or both.

We may issue additional Common Stock or preferred stock, including under our equity incentive plan. Any such issuances would dilute the interest of our stockholders and likely present other risks

We may issue a substantial number of additional shares of common or preferred stock, including under our equity incentive plan. Any such issuances of additional shares of common or preferred stock:

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

We may issue additional shares of Common Stock or other equity securities without stockholder approval, which will dilute existing stockholders’ interests and may depress the market price of our Common Stock

As of December 31, 2023, we have options, restricted stock units (RSUs) and warrants outstanding to issue up to an aggregate of 1,825,181 shares of our Common Stock. We also have the ability to issue up to 324,467,408 shares of Common Stock under our 2020 Equity Incentive Plan (the “2020 Plan”). Pursuant to the 2020 Plan, the number of shares available for issuance automatically increases annually on the first day of each fiscal year during the period beginning with the fiscal year immediately following the fiscal year during which the 2020 Plan is first approved by the our stockholders, and ending on the second day of fiscal year 2030, in an amount equal to the lesser of: (a) 5% of the number of outstanding shares of Common Stock on such date; and (b) an amount determined by the plan administrator. We may issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions, or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

Our Certificate of Incorporation contains anti-takeover provisions that could adversely affect the rights of our stockholders

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

Our Certificate of Incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders

Our Certificate of Incorporation provides, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in the Certificate of Incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that we find favorable for disputes with our or any of our directors, officers, other employees, or stockholders, which may discourage lawsuits with respect to such claims. We cannot be certain that a court will decide that this provision is either applicable or enforceable, and if a court were to find the choice of forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, our may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.

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

Item 1B. Unresolved Staff Comments

None.
Item 1C. Cybersecurity - Risk Management, Strategy and Governance

Cybersecurity Strategy, Policy and Procedures

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined within Item 106(a) of Regulation S-K. These risks include, among other things, operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws. We utilize information technology (“IT”) that enables our teams to access both operational and financial performance data in real time, while at the same time, identifying and preventing cybersecurity threats and risks.

Risk Management and Strategy

Risk Management

Our cybersecurity risk management program is integrated into our overall enterprise risk management (“ERM”) framework, and shares common methodologies, reporting channels, and governance processes that apply across the ERM framework to other areas, including legal, compliance, strategic, operational, and financial risk. We assess and identify cybersecurity risk to the organization by:

•Employing a cybersecurity policy that sets forth a protocol for assessing, testing, identifying and preventing security risks;

•Conducting assessments of risk likelihood and magnitude from unauthorized access, use, disclosure, disruption, modification or destruction of IT systems and the related information processes, stored, or transmitted;

•Training personnel on security risks and how to identify and prevent such risks;

•Performing risk analysis and security assessments that document the results of the assessment for use and review;

•Overseeing and identifying any risk from cyber threats associated with any third-party service provider.

•Ensuring security controls are assessed for effectiveness, are implemented correctly, operating as intended; and

•Continuously scanning for vulnerabilities and remedying all vulnerabilities in accordance with the associated risk.

Cybersecurity is among the risks identified for Board-level oversight, with the Audit Committee of our Board of Directors responsible for overseeing our policies, practices, and assessments with respect to cybersecurity. Our Audit Committee and Board of Directors receive regular updates throughout the year on cybersecurity from our Finance, Risk and Sustainability (the “FRS”) Committee, which is tasked with risk management, data protection, and monitoring compliance with our cybersecurity policy. The FRS Committee is comprised of our Chief Financial Officer, Chief Legal Officer, Chief Operating Officer, Senior Vice President of IT, and VP of Corporate Development. Each of our Board of Directors and Audit Committee member separately receives an annual report on cybersecurity matters and related risk exposures, and when the report is covered during an Audit Committee meeting, the chair of the Audit Committee reports on its related matters to our Board of Directors. Our Audit Committee also receives regular updates on our cybersecurity posture throughout the year, as appropriate.

Monitoring

In accordance with our cybersecurity policy, we have established a continuous monitoring strategy and program which includes:

•Defined security metrics to be monitored;

•Performance of security control assessments on an ongoing basis;

•Engaging third party security consultants to, among other things, conduct a review of our cybersecurity program which is overseen by the FRS Committee for identifying any cybersecurity threats;

•Addressing results of analysis and reporting security status to the executive team;

•Monitoring information systems to detect attacks and indicators of potential attacks; and

•Identification of unauthorized use of information system resources.

Data Protection

We have also implemented procedures set forth in our cybersecurity policy that secure sensitive data protected by us, which include:

•Establishing policies governing data security;

•Monitoring data access throughout the organization;

•Providing annual security training and awareness;

•Protecting sensitive data through encryption techniques; and

•Designing and implementing systems to include backup and recoverability principles, such as periodic data backups and safeguards in the case of a disaster.

Incident Management Plan

Our cybersecurity policy includes an incident management plan (“IMP”), which consists of the following processes:

•The development, documentation, review and testing of security procedures and incident management procedures, which are continually re-assessed, updated and tested;

•The FRS Committee reviews any identified matters by assessment, verification and classification of incidents to determine affected stakeholders and appropriate parties for contact;

•The FRS Committee notifies the Board of Directors and the Audit Committee to validate that the response is being addressed appropriately;

•The FRS Committee consults with outside experts, if determined that the incident rises to a significant level;

•The FRS Committee initiates containment by making tactical changes to the computing environment to mitigate active threats based on currently known information;

•The FRS Committee establishes the root cause of incidents, identification and evidence collection from all affected machines and logs sources, threat intelligence and other information sources;

•IT personnel recovers and restores normal business functionality, which includes the reversal of any damage caused by the incident and responding as needed; and

•The FRS Committee reviews the closure of each incident and conducts a “lessons learned” analysis to improve prevention and ensure the IMP and cybersecurity plans are more efficient and effective.

We face several cybersecurity risks in connection with just conducting business. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we have, from time to time, experienced threats to and breaches of our data and systems, including malware and computer virus attacks.

Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. For more information about the cybersecurity risks we face, see the risk factor entitled “Any security breach, unauthorized access or disclosure, or theft of data, including personal information, we, our third party service providers, or our suppliers gather, store, transmit or use, could harm our reputation, subject us to claims, litigation, and financial harm and have an adverse impact on our business” within Item 1A. Risk Factors.

Item 2. Properties

Our corporate headquarters is located in leased office space in Denver, Colorado. Our Chief Executive Officer and several key members of the leadership team are located in Denver. We also lease office space in Houston, Texas, where our accounting and finance, human resources, customer operations, asset operations and business development, and information technology functions are located.

Item 3. Legal Proceedings

See Note 15. Commitments and Contingencies in Part II, Item 8. Financial Statements and Supplementary Data for a description of our material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is currently listed on the NYSE under the symbol “SPRU.”

Holders

As of April 3, 2024, there were approximately 51 holders of record of our Common Stock. This figure does not include shareholders whose certificates are held in the name of their broker-dealers or other nominees.
Dividends
We have not paid any cash dividends on our Common Stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of our Common Stock in the foreseeable future.
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
Issuer Purchases of Equity Securities
In May 2023, our Board of Directors approved a share repurchase program for the repurchase of up to $50.0 million of our outstanding common stock through May 15, 2025 (the “Repurchase Program”). We are not obligated to repurchase any specific number of shares or dollar amount and may discontinue the Repurchase Program at any time.
The following table provides information with respect to shares of our Common Stock we repurchased under the Repurchase Program during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (in '000s)
October 1 - October 31, 2023	—	$—	—	$44,881
November 1 - November 30, 2023	—	$—	—	$44,881
December 1 - December 31, 2023	69,903	$4.35	69,903	$44,694
	69,903		69,903
The IRA introduced a 1% excise tax on all stock repurchases effective January 2023. In relation to the Repurchase Program, this excise tax had no material impact on our financial position, results of operations or cash flows as of and for the year ended December 31, 2023.

Future share repurchases under our Repurchase Program are subject to the business judgment of our Board of Directors or Management, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, current economic environment and other factors considered relevant. As of December 31, 2023, we had approximately $44.7 million available under the Repurchase Program. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Annual Report on Form 10-K for additional information on our share repurchases.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which our Management believes is relevant to an assessment and understanding of our financial condition and results of operations. This discussion and analysis should be read together with our results of operations and financial condition and the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions. Refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this Annual Report on Form 10-K.
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
Company Overview
We are a leading owner and operator of distributed solar energy assets across the U.S., offering subscription-based services to approximately 75,000 home solar assets and customer contracts, making renewable energy more accessible to everyone. We offer asset management services and operating and maintenance services for home solar energy systems in our portfolio and approximately 5,000 systems owned by other companies. Refer to Item 1, “Business” within this Annual Report for additional information on our corporate history and background.
Restructuring Actions
Subsequent to the acquisition of Legacy Spruce Power, we commenced the evaluation of personnel and processes of various corporate functions between Spruce Power and legacy XL Fleet to optimize our future corporate structure and implemented certain restructuring actions. As a result of exiting the Drivetrain business and the restructuring actions, we recognized, in the aggregate, restructuring and related charges of approximately $21.6 million during the year ended December 31, 2022, which included (i) $4.4 million of severance charges paid in 2022, (ii) $5.0 million impact of accelerated vesting of certain equity awards and (iii) $12.3 million of charges related to inventory obsolescence. During the year ended December 31, 2023, we recognized incremental severance charges of approximately $0.7 million, all of which were paid in 2023. Inventory obsolescence charges are included in net loss from discontinued operations within our consolidated statements of operations for the year ended December 31, 2022. Severance charges and accelerated vesting of equity awards are included in selling, general and administrative expenses within our consolidated statements of operations for the years ended December 31, 2023 and 2022.

Recent Developments

Capital Investments, Acquisitions and Divestitures

In January 2023, we completed the sale of our legacy operations, including the Drivetrain and XL Grid businesses, each for an immaterial amount. Both businesses are presented as discontinued operations within our consolidated financial statements.

In March 2023, we completed the acquisition of all the issued and outstanding interests of SEMTH to acquire the rights of the SEMTH Master Lease. Total consideration for the SEMTH Acquisition included approximately $23.0 million of cash, net of cash received, and the assumption of $125.0 million of outstanding senior indebtedness held by SEMTH at the close of the acquisition.

In August 2023, we completed the Tredegar Acquisition acquiring 2,400 home solar assets and contracts for approximately $20.9 million. The Tredegar Acquisition was concurrently funded by term loan proceeds from the SP2 Facility Amendment (defined below).

SP2 Facility Amendment

In August 2023, we entered into a second amendment to our existing credit agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “SP2 Facility Amendment”), resulting in incremental term loans of approximately $21.4 million, of which proceeds were primarily used to fund the Tredegar Acquisition. In addition, we entered into an interest rate swap agreement to hedge the floating rate of the incremental SP2 Facility term loans, which included a notional amount of $19.0 million, a fixed rate of 4.24% and a maturity date of January 31, 2032.

Common Share Repurchase Program

In May 2023, our Board of Directors approved the Repurchase Program for the repurchase of up to $50.0 million of our outstanding common stock through May 15, 2025. During the year ended December 31, 2023, we repurchased 0.8 million shares of common stock under the Repurchase Program, for a total purchase price of $5.4 million, inclusive of transaction costs.

Reverse Stock Split

On October 6, 2023, we effected the Reverse Stock Split with respect to our issued and outstanding shares of common stock. Excluding the par value and the number of authorized shares of our common stock, all share, per share amounts, and the values of our common stock outstanding and related effect on additional paid in capital included in this Form 10-K have been retrospectively presented as if the Reverse Stock Split had been effective from the beginning of the earliest period presented. No fractional shares of our Common Stock were issued in connection with the Reverse Stock Split. In late October 2023, certain stockholders entitled to fractional shares of our Common Stock, upon the Reverse Stock Split, received aggregate cash payments of approximately $0.01 million in lieu of receiving fractional shares.

Reportable Segments

Segment reporting is based on the management approach, following the method Management organizes our reportable segments for which separate financial information is made available to and evaluated regularly by our chief operating decision maker (“CODM”) in allocating resources and in assessing performance. Our CODM is our Chief Executive Officer. Our CODM does not evaluate operating segments using asset or liability information.

In December 2022, we determined both our Drivetrain and XL Grid operations were discontinued operations, which have been presented as such within our consolidated financial statements. As of December 31, 2023, we have one reportable segment, which constitutes selling electricity through approximately 75,000 home solar systems or through residual ownership in master lease agreements in 18 states. In addition to providing management services to our own portfolio, we also provide management services to approximately 5,000 systems owned by other companies. These services include (i) billing and collections, (ii) account management services, (iii) financial reporting, (iv) homeowner support and (v) maintenance monitoring and dispatch.

Key Factors Affecting Operating Results

We are a leading owner and operator of distributed solar energy assets across the U.S., offering subscription-based solutions to homeowners for rooftop solar energy storage, EV chargers and other energy-related products. Additionally, we provide servicing functions for our assets and customers, as well as for other institutional owners of home solar energy systems. Our operating results and ability to grow our business over time could be impacted by certain factors and trends that affect our industry, as well as elements of our strategy, including the following factors, as well as the risk factors and other factors set forth under “Risk Factors” or elsewhere in this Annual Report on Form 10-K:

Development of Distributed Energy Assets

Our future growth depends significantly on our ability to acquire operating home solar energy systems “in-bulk” from other companies. Industry data suggests there is a substantial existing base of operating home solar energy systems, providing us the opportunity to pursue acquisitions. Over the long-term, our continued ability to pursue acquisitions will be dependent on development of distributed energy assets, namely home solar energy systems, by third parties. This development may be impacted by numerous factors that influence homeowner demand for home solar energy systems including but not limited to macroeconomic dynamics, utility rates, climate change impacts and government policy and incentives.

Availability of Financing

Our ability to raise capital from third parties at reasonable terms is a critical element in supporting ownership of our existing home solar energy assets as well as enabling our future growth. We have historically utilized non-recourse, project-level debt as a primary source of capital for acquisitions. Our ability to raise debt either as means to refinance existing indebtedness or for future acquisitions may be impacted by general macroeconomic conditions, the health of debt capital markets, the interest rate environment and general concerns over its industry or specific concerns over our business.
Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022

The results of operations related to our Drivetrain and XL Grid businesses, which were determined to be discontinued operations in the fourth quarter of 2022, are presented as net loss from discontinued operations in our consolidated statements of operations. As a result, the continuing operational results reflect the operations related to our corporate functions and the results of operations for Legacy Spruce Power since its acquisition on September 9, 2022.
Information with respect to the consolidated statements of operations for the years ended December 31, 2023 and 2022 are presented below:

	Years Ended December 31,
	2023	2022	$ Change	% Change
(in thousands, except per share amounts)
Revenues	$79,859	$23,194	$56,665	244%
Operating expenses:
Cost of revenues	37,813	9,949	27,864	280%
Selling, general and administrative expenses	56,122	73,118	(16,996)	(23)%
Litigation settlements, net	27,465	—	27,465	100%
Gain on asset disposal	(4,724)	(580)	(4,144)	714%
Total operating expenses	116,676	82,487	34,189	41%
Loss from operations	(36,817)	(59,293)	22,476	(38)%
Other (income) expense:
Interest income	(19,534)	(1,339)	(18,195)	1359%
Interest expense, net	41,936	11,401	30,535	268%
Other (income) expense, net	3,268	(16,676)	19,944	(120)%
Net loss from continuing operations	(62,487)	(52,679)	(9,808)	19%
Net loss from discontinued operations	(4,123)	(40,112)	35,989	(90)%
Net loss	(66,610)	(92,791)	26,181	(28)%
Less: Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	(779)	1,140	(1,919)	(168)%
Net loss attributable to stockholders	$(65,831)	$(93,931)	$28,100	(30)%
Revenues
Revenues increased by $56.7 million, or 244.3%, to $79.9 million in 2023 as compared to 2022. The increase was due to a full year of PPA and SLA revenues from Legacy Spruce Power assets in 2023 compared to the prior year which included revenues for approximately four months subsequent to the acquisition of those assets effective September 9, 2022. The increase in revenue was also driven by incremental revenues related to the Tredegar Acquisition effective in August 2023, intangibles amortization related to unfavorable solar renewable energy agreements, and increased sales of SRECs in 2023. Revenues related to our Drivetrain and XL Grid operations are included in net loss from discontinued operations.

Cost of Revenues

Cost of revenues increased by $27.9 million, or 280.1%, to $37.8 million in 2023 as compared to 2022. The increase in cost of revenue correlates with the increase in revenues discussed above, in addition to increase in depreciation expense and certain operation and maintenance costs, including meter upgrade spend. Cost of revenues related to our Drivetrain and XL Grid operations are included in net loss from discontinued operations.
Selling, General and Administrative
Selling, general and administrative expenses decreased by $17.0 million, or 23.2%, to $56.1 million in 2023. The decrease was primarily due to the reduction of bonus expense, severance charges and other restructuring expenses in 2023 as compared to 2022. Selling, general and administrative expenses related to our Drivetrain and XL Grid businesses are included in net loss from discontinued operations.
Litigation Settlements, Net

Litigation settlements, net of $27.5 million incurred in 2023 relates to costs incurred for settlements on the SEC inquiry, shareholder lawsuits, and a breach of contract lawsuit, net of related insurance recoveries from third parties, for which we are currently pursuing settlements. See Note 15. Commitments and Contingencies in Part II, Item 8. Financial Statements and Supplementary Data for a description of our material pending legal proceedings.
Interest Income
Interest income of $19.5 million for 2023 relates to $11.5 million of interest income from the SEMTH Master Lease executed in March 2023 and $8.0 million of interest earned on U.S. Treasury securities. In comparison, interest income of $1.3 million for 2022 primarily related to interest earned on U.S. Treasury securities.
Interest Expense, Net
Interest expense, net of $41.9 million for 2023 primarily relates to (i) $49.6 million of interest expense related to the principal amounts of our debt instruments and (ii) $5.9 million related to the amortization of debt discount and deferred financing costs, both partially offset by $13.7 million of net realized gains from the change in fair value of interest rate swaps. In comparison, interest expense, net of $11.4 million for 2022 consisted of $13.5 million of interest expense related to the principal amounts of our debt instruments, partially offset by $2.1 million of net realized gains from the change in fair value of interest rate swaps. Interest expense related to the principal amounts of our outstanding debt increased in 2023 as compared to 2022 due to new debt assumed concurrently with the SEMTH Acquisition in March 2023 and incremental term loans from the SP2 Facility Amendment in August 2023. See Note 8. Non-Recourse Debt in Part II, Item 8. Financial Statements and Supplementary Data for further information on our debt.
Other (Income) Expense, Net
Other expense, net of $3.3 million for 2023 consists of $4.8 million of unrealized losses from the change in fair value of interest rate swaps, partially offset by $1.3 million of other income, net and $0.2 million of change in fair value of warrant liabilities, while other income, net of $16.7 million for 2022 primarily consisted of $5.6 million of unrealized gains from the change in fair value of interest rate swaps, $5.1 million of change in fair value of warrant liabilities and $4.5 million gain on the extinguishment of debt related to the wind-down of the New Market Tax Credit obligation.
Net Loss from Discontinued Operations

Net loss from discontinued operations of $4.1 million in 2023 and $40.1 million in 2022 includes the discontinued operations of our Drivetrain and XL Grid businesses. The net loss from discontinued operations in 2023 consists of a net loss from the Drivetrain business of $4.1 million. The net loss from discontinued operations in 2022 consists of a net loss from the Drivetrain business of $30.4 million, a net loss from the XL Grid business of $1.1 million and an impairment of goodwill of $8.6 million.

Liquidity and Capital Resources
Our cash requirements depend on many factors, including the execution of our business strategy and plan. We remain focused on carefully managing costs, including capital expenditures, maintaining a strong balance sheet and ensuring adequate liquidity. Our primary cash needs are debt service, acquisition of solar energy portfolios, operating expenses, working capital and capital expenditures to support the growth in our business. Working capital is impacted by the timing and extent of our business needs. As of December 31, 2023, we had working capital of $131.6 million, including cash and cash equivalents and restricted cash of $172.9 million. We had net losses attributable to stockholders of $65.8 million and $93.9 million for the years ended December 31, 2023 and 2022, respectively.
With the acquisition of Legacy Spruce Power in September 2022, we assumed all of the outstanding debt of Legacy Spruce Power, which had a principal balance of $542.5 million on the date of the acquisition. As of December 31, 2023, our debt balance was $618.8 million, net of $27.6 million of unamortized fair value adjustment and $0.3 million of unamortized deferred financing costs. Our debt consists of four senior debt facilities and a subordinate facility, of which the loan agreements require quarterly principal payments and the earliest maturity date is April 2026. For additional information on our debt, refer to Note 8. Non-Recourse Debt included within the accompanying audited consolidated financial statements.
Based on our current liquidity, we believe no additional capital will be needed to execute our current business plan over the next 12 months. We continually evaluate our cash needs to raise additional funds or seek alternative sources to invest in growth opportunities and other purposes.
Cash Flows Summary
Presented below is a summary of our operating, investing and financing cash flows:

	Years Ended December 31,
(Amounts in thousands)	2023	2022
Net cash provided by (used in)
Continuing operating activities	$(31,714)	$(47,717)
Discontinued operating activities	(1,947)	(15,772)
Continuing investing activities	(17,060)	(30,296)
Discontinued investing activities	325	1,290
Continuing financing activities	(16,807)	(19,088)
Discontinued financing activities	—	(99)
Net change in cash and cash equivalents and restricted cash	$(67,203)	$(111,682)
Cash Flows Used in Operating Activities
Historically and prior to the acquisition of Legacy Spruce Power, our cash flows from operating activities were significantly affected by our cash investments to support the growth of the business in areas such as research and development, selling, general and administrative expense and working capital. Prior to the acquisition of Legacy Spruce Power, operating cash inflows included cash from fleet electrification and related servicing, customer deposits and delivery of turnkey energy efficiency and electric vehicle charging stations. Subsequent to the acquisition of Legacy Spruce Power on September 9, 2022, operating cash inflows further included cash from power generated by our home solar energy systems and the servicing of long-term agreements for other institutional owners of home solar energy systems. These operating cash inflows were primarily offset by payments to suppliers for production materials and parts used in the manufacturing process, operating expenses, operating lease payments and interest payments on our outstanding debt. In the fourth quarter of 2022, we discontinued our Drivetrain and XL Grid businesses, of which the related cash flows are reflected as discontinued activities for the years presented.
The net cash used in continuing operating activities in 2023 was $31.7 million. Cash used in continuing operations decreased in 2023 compared to 2022 by $16.0 million primarily due to decreased stock-based compensation expenses, change in fair value of derivative instruments, offset primarily by increases in depreciation expense, accrued expenses and other current liabilities and interest income related to the SEMTH Master Lease.

The net cash used in continuing operating activities in 2022 was $47.7 million, which primarily consisted of high operating expenditures primarily due to legal fees, restructuring expenses and transaction expenses related to the acquisition of Legacy Spruce Power and the divestiture of the Drivetrain business. In addition, there were lower collections of accounts receivables due to reduced revenues in 2022, which were partially offset by lower purchases of inventory.
Cash Flows Used in Investing Activities
The net cash used in continuing investing activities in 2023 was $17.1 million, which primarily relates to (i) $43.1 million of aggregate net cash paid for acquisitions during 2023, consisting of $23.0 million for the SEMTH Acquisition and $20.1 million, net for the Tredegar Acquisition, partially offset by (ii) $20.2 million of proceeds from our investments under the SEMTH Master Lease and (iii) $6.3 million of proceeds from the sale of solar energy systems.
The net cash used in continuing investing activities in 2022 was $30.3 million, which consisted of cash paid for Legacy Spruce Power, net of cash acquired, of $32.6 million, partially offset by $2.3 million of proceeds from the sale of solar energy systems.
Cash Flows Used in Financing Activities
The net cash used in continuing financing activities in 2023 was $16.8 million, which primarily relates to (i) $32.8 million for the repayment of long-term debt and (ii) $5.4 million of shares repurchased under our Repurchase Program, both offset by (iii) $21.4 million of proceeds from the issuance of long-term debt under the SP2 Facility Amendment to fund the Tredegar Acquisition.
The net cash used in continuing financing activities in 2022 was $19.1 million, which primarily consisted of $9.3 million of long-term debt principal repayments, $8.3 million related to the buyout of redeemable non-controlling interest and $1.9 million of capital distributions to non-controlling interests, partially offset by $0.6 million of proceeds from the exercise of stock options in 2022.
Related Parties

We were party to a noncancelable lease agreement for office, research and development, and vehicle development and installation facilities with a holder of more than 5% of our Common Stock. The lease expired in the third quarter of 2022 and the related rent expense under the operating lease for the year ended December 31, 2022 was $0.1 million.
Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. Preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our most critical accounting policies and estimates are those most important to the portrayal of its financial condition and results of operations and which require us to make its most difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. We have identified the following as its most critical accounting policies and judgments. Although Management believes that its estimates and assumptions are reasonable, they are based on information available when they are made and, therefore, may differ from estimates made under different assumptions or conditions.

Our significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies, included in accompanying audited consolidated financial statements, and should be reviewed in connection with the following discussion of accounting policies that require difficult, subjective and complex judgments.
Acquisitions
All acquisitions, regardless of whether a business combination or asset acquisition, are evaluated to determine whether or not the acquired entity is a variable interest entity (“VIE”), including an evaluation of whether there is sufficient equity at risk.

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

Asset acquisitions are measured based on the cost to us, including transaction costs. Asset acquisition costs, or the consideration transferred, are assumed to be equal to the fair value of the net assets acquired. If the consideration transferred is cash, measurement is based on the amount of cash paid to the seller, as well as transaction costs incurred. Consideration given in the form of non-monetary assets, liabilities incurred or equity instruments issued is measured based on either the cost to us or the fair value of the assets or net assets acquired, whichever is more clearly evident. The cost of an asset acquisition is allocated to the assets acquired based on their estimated fair values. Goodwill is not recognized in an asset acquisition. The Company concluded that SEMTH does not meet the definition of a business or variable interest entity.

The fair values of the assets acquired and liabilities assumed are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. Significant estimates include, but are not limited to, discount rates and forecasted cash flows. These estimates are inherently uncertain and unpredictable.
Revenue Recognition
The Company’s revenue is derived from our home solar energy portfolio, which primarily generates revenue through the sale to homeowners of power generated by our home solar energy systems pursuant to long-term agreements, the rental of solar equipment by homeowners pursuant to long-term agreements, and the sale of solar renewable energy credits to third parties. Previously, we also derived revenue from the Drivetrain operations which generated revenue from the sales of hybrid electric powertrain systems, and the XL Grid operations which generated revenues through turnkey energy efficiency, renewable technology and other energy solutions. As of and for the years ended December 31, 2023 and 2022, the Drivetrain business and XL Grid business are reported as discontinued operations.
Energy generation
Customers purchase electricity under PPAs or SLAs. Revenue is recognized from contracts with customers as performance obligations are satisfied at a transaction price reflecting an amount of consideration based upon an estimated rate of return which is expressed as the solar rate per kilowatt hour or a flat rate per month as defined in the customer contracts.
•PPAs - Under ASC 606, Revenue from Contracts with Customers (“ASC 606”), PPA revenue is recognized when generated based upon the amount of electricity delivered as determined by remote monitoring equipment at solar rates specified under the PPAs.

•SLAs - We have SLAs, which do not meet the definition of a lease under ASC 842, Leases, and are accounted for as contracts with customers under ASC 606. Revenue is recognized on a straight-line basis over the contract term as the obligation to provide continuous access to the solar energy system is satisfied. The amount of revenue recognized may not equal customer cash payments because the performance obligation has been satisfied ahead of cash receipt or evenly as continuous access to the solar energy system has been provided. The differences between revenue recognition and cash payments received are reflected in accounts receivable, other assets or deferred revenue, as appropriate.

Solar renewable energy credit revenues

We enter into contracts with third parties to sell SRECs generated by the solar energy systems for fixed prices. Certain contracts that meet the definition of a derivative may be exempted as normal purchase or normal sales transactions (“NPNS”). NPNS are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Certain SREC contracts meet these requirements and are designated as NPNS contracts. Such SRECs are exempted from the derivative accounting and reporting requirements, and we recognize revenues in accordance with ASC 606. We recognize revenue for SRECs based on pricing predetermined within the respective contracts at a point in time when the SRECs are transferred. As SRECs can be sold separate from the actual electricity generated by the renewable-based generation source, we account for the SRECs it generates from its solar energy systems as governmental incentives with no costs incurred to obtain them and do not consider those SRECs output of the underlying solar energy systems.

Investment related to SEMTH master lease agreement and interest income
We account for our investment related to the SEMTH master lease agreement in accordance with Accounting Standards Codification (“ASC”) 325-40, Investments—Other—Beneficial Interests in Securitized Financial Assets. We recognize accretable yield as interest income over the life of the related beneficial interest using the effective yield method, which is reflected within interest income in our consolidated statements of operations. On a recurring basis, we evaluate changes in the cash flows expected to be collected from the cash flows previously projected, and when favorable or adverse changes are deemed other than temporary, we prospectively update our expected cash flows accordingly.
Impairment of long-lived assets
We review long-lived assets, including solar energy systems, property and equipment, and intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. We group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value.

In the fourth quarter of 2022, we determined there was an indicator of impairment for intangible assets in our discontinued operations of the Drivetrain and XL Grid businesses and concluded the asset was not recoverable. Comparing the carrying value of the asset to the fair value, we determined the entire asset was impaired and recognized an impairment charge of $0.9 million, which is included in our discontinued operations results for the year ended December 31, 2022. There was no long-lived asset impairment charge during the year ended December 31, 2023.
Goodwill
Goodwill represents the excess of cost over the fair market value of net tangible and identifiable intangible assets of acquired businesses. Goodwill is not amortized but instead is annually tested for impairment, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired.
We perform our annual goodwill impairment assessment at October 1 each fiscal year, or more frequently if events or circumstances arise which indicate that goodwill may be impaired. An assessment can be performed by first completing a qualitative assessment on our single reporting unit. We can also bypass the qualitative assessment in any period and proceed directly to the quantitative impairment test, and then resume the qualitative assessment in any subsequent period. Qualitative indicators that may trigger the need for annual or interim quantitative impairment testing include, among other things, deterioration in macroeconomic conditions, declining financial performance, deterioration in the operational environment, or an expectation of selling or disposing of a portion of the reporting unit. Additionally, a significant change in business climate, a loss of a significant customer, increased competition, a sustained decrease in share price, or a decrease in estimated fair value below book value may trigger the need for interim impairment testing of goodwill.
If we believe that, as a result of our qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative impairment test is required. The quantitative test involves comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recorded as a reduction to goodwill with a corresponding charge to earnings in the period the goodwill is determined to be impaired. The income tax effect associated with an impairment of tax- deductible goodwill is also considered in the measurement of the goodwill impairment. Any goodwill impairment is limited to the total amount of goodwill.

We evaluate the fair value of our reporting unit using the market and income approach. Under the market approach, we use multiples of EBITDA or revenues of the comparable guideline public companies by selecting a population of public companies with similar operations and attributes. Using this guideline public company data, a range of multiples of enterprise value to EBITDA or revenue is calculated. The income approach of computing fair value is based on the present value of the expected future economic benefits generated by the asset or business, such as cash flows or profits which will then be compared to its book value.

In the first quarter of 2022, we believed there were indicators that the carrying amount of its goodwill may be impaired due to a decline in our stock price and market capitalization. As a result, we performed an assessment of our goodwill for impairment. We elected to forego the qualitative test and proceeded to perform a quantitative test. We compared the book value of our single reporting unit to the fair value of its public float. The market capitalization was below our fair value by an amount in excess of our reported value of goodwill. As a result, we recorded a charge of $8.6 million to fully impair goodwill related to XL Fleet, which is included in our discontinued operations results for the year ended December 31, 2022. There was no goodwill impairment charge during the year ended December 31, 2023.
It is likely we may recognize further goodwill impairment losses in the future if, among other factors there is a decline in our overall financial performance such as declining cash flows or revenues, or there is a decline in our market capitalization or stock price.
Valuation of deferred tax assets
We account for income taxes using the asset and liability method, under which deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards. Deferred income taxes are provided for the temporary differences arising between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carry-forwards and credits. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statements of operations in the period in which the enactment rate changes.

The ultimate recovery of deferred tax assets is dependent upon the amount and timing of future taxable income and other factors such as the taxing jurisdiction in which the asset is to be recovered. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. We have provided valuation allowances as of December 31, 2023 and 2022 aggregating $74.9 million and $69.4 million, respectively, against such assets based on our assessment of past operating results, estimates of future taxable income and the feasibility of tax planning strategies. Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in income taxes that could be material.

Redeemable noncontrolling interests and noncontrolling interests

Noncontrolling interests represent third-party interests in the net assets of certain consolidated subsidiaries. We consolidate any VIE of which we are the primary beneficiary. We formed or acquired VIEs which are partially funded by tax equity investors in order to facilitate the funding and monetization of certain attributes associated with solar energy systems. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. A variable interest holder is required to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We do not consolidate a VIE in which we have a majority ownership interest when we are not considered the primary beneficiary. We evaluate our relationships with the VIEs on an ongoing basis to determine if we are the primary beneficiary.

Our investments in Volta Solar Owner II, LLC and ORE F4 HoldCo, LLC as of December 31, 2023 (collectively, the “Funds”) were determined to be VIEs upon investment. As of December 31, 2022, we had investments in the Funds and Level Solar Fund IV LLC (collectively, the “Prior Funds”), which were individually determined to be VIEs upon investment. We subsequently purchased 100% of the membership interests in Level Solar Fund IV LLC during 2023 and it ceased being a VIE upon purchase.

We considered the provisions within the contractual arrangements that grant us power to manage and make decisions that affect the operation of the VIEs, including determining the solar energy systems contributed to the VIEs, and the operation and maintenance of the solar energy systems. We consider the rights granted to the other investors under the contractual arrangements to be more protective in nature rather than substantive participating rights. As such, we were determined to be the primary beneficiary, and the assets, liabilities and activities of the Funds and Prior Funds (before any ceased being a VIE) were consolidated by us. The distribution rights and priorities for the Funds and Prior Funds (before any ceased being a VIE) as set forth in their respective operating agreements differ from the underlying percentage ownership interests of the members. As a result, we allocate income or loss to the noncontrolling interest holders of the Funds and Prior Funds (before any ceased being a VIE) utilizing the hypothetical liquidation of book value (“HLBV”) method, in which income or loss is allocated based on the change in each member's claim on the net assets at the end of each reporting period, adjusted for any distributions or contributions made during such periods. The HLBV method is commonly applied to investments where cash distribution percentages vary at different points in time and are not directly linked to an equity member's ownership percentage.

The HLBV method is a balance sheet-focused approach. Under this method, a calculation is prepared at each reporting date to determine the amount that each member would receive if the entity were to liquidate all of its assets and distribute the resulting proceeds to its creditors and members based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is used to derive each member's share of the income or loss for the period. Factors used in the HLBV calculation include GAAP income (loss), taxable income (loss), capital contributions, ITCs, distributions and the stipulated targeted investor return specified in the subsidiaries' operating agreements. Changes in these factors could have a significant impact on the amounts that investors would receive upon a hypothetical liquidation. The use of the HLBV method to allocate income (loss) to the noncontrolling interest holders may create volatility in the consolidated statements of operations as the application of HLBV can drive changes in net income or loss attributable to noncontrolling interests from period to period. We classify certain noncontrolling interests with redemption features that are not solely within our control outside of permanent equity in the consolidated balance sheets. Redeemable noncontrolling interests are reported using the greater of the carrying value at each reporting date as determined by the HLBV method or the estimated redemption value at the end of each reporting period. Estimating the redemption value of the redeemable noncontrolling interests requires the use of significant assumptions and estimates, such as projected future cash flows.

Interest Rate Swaps

We utilize interest rate swaps to manage interest rate risk on existing and planned future debt issuances. These swaps are not designated as cash flow hedges or fair value hedges. The fair value of the interest rate swaps are calculated by discounting the future net cash flows to the present value based on the terms and conditions of the agreements and the forward interest rate curves. As these inputs are based on observable data and valuations of similar instruments, the interest rate derivatives are primarily categorized as Level 2 in the fair value hierarchy. The fair value of interest rate swaps are recorded on the consolidated balance sheets. Realized gains and losses on interest rate swaps are recognized in interest expense, net on the consolidated statements of operations. Unrealized gains and losses on interest rate swaps are reflected in the consolidated statements of operations and as a non-cash reconciling item in operating activities on the consolidated statements of cash flows.
New and Recently Adopted Accounting Pronouncements

Refer to Note 2. Summary of Significant Accounting Policies to the consolidated financial statements, included below in Item 8. Financial Statements and Supplementary Data.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements are presented beginning on page F-1 following this caption.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Spruce Power Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Spruce Power Holding Corporation (the "Company") as of December 31, 2023, the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company for the year ended December 31, 2022, before the effects of the adjustments to retrospectively apply the reverse stock split discussed in Note 2 to the financial statements, were audited by other auditors whose report, dated March 30, 2023, expressed an unqualified opinion on those statements. We have also audited the adjustments to the 2022 consolidated financial statements to retrospectively apply the reverse stock split in 2023, as discussed in Note 2 to the financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2022 consolidated financial statements of the Company other than with respect to the retrospective adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2022 consolidated financial statements taken as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

SEMTH Acquisition – Refer to Note 4 to the Financial Statements

Critical Audit Matter Description

In March 2023, the Company completed the acquisition of SS Holdings 2017, LLC and its subsidiaries (“SEMTH”) resulting in the acquisition of 20-year use rights to customer payment streams. The Company concluded that SEMTH does not meet the definition of a business or a variable interest entity.

We identified the SEMTH Acquisition as a critical audit matter because of the significant judgment made by the Company to determine that SEMTH has sufficient equity at risk and thus was not a variable interest entity. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve specialists and senior members of the engagement team.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to evaluate the accounting treatment of the SEMTH Acquisition included the following, among others:
•With the assistance of professionals in our firm having expertise in business combinations and consolidation, we evaluated the Company’s conclusion that SEMTH does not meet the definition of a business per ASC 805, Business Combinations, or a variable interest entity per ASC 810, Consolidation.
•With the assistance of fair value specialists, we evaluated the reasonableness of the assumptions used in the cash flows used in the equity at risk analysis, including testing the mathematical accuracy of the calculation.
•We evaluated the reasonableness of the Company’s projections of revenue by comparing the assumptions used in the projections to long-term agreements and historical data.

Revenue – Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

The Company’s revenue is primarily derived from the sale of solar energy to residential homeowners pursuant to long-term agreements, the rental of solar equipment to residential homeowners pursuant to long-term agreements, and the sale of solar renewable energy credits to third-parties. The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers.

We identified revenue as a critical audit matter as it required an increased extent of effort, including the need to involve senior members of the engagement team.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to evaluate revenue included the following, among others:

•We performed detail testing procedures to evaluate the Company’s conclusion regarding the application of ASC 606 for contracts related to energy generation, both the sale of solar energy and the rental of solar equipment, and solar renewable energy credits.
•We obtained the Company’s assessment of whether there have been significant changes in facts or circumstances that require a reassessment of the accounting treatment under ASC 606.
◦We evaluated the Company’s assessment of any significant changes in facts or circumstances, including the Company’s policy related to the collectability of consideration.
◦We tested the Company’s identification of contracts that were concluded to no longer be collectable under ASC 606.
◦We tested the mathematical accuracy of the impact to revenue for those contracts that were concluded to no longer being collectable under ASC 606.
•We performed detail testing procedures to test revenue recorded for energy generation, both the sale of solar energy and the rental of solar equipment, and solar renewable energy credits.

/s/ Deloitte & Touche LLP

Houston, TX
April 8, 2024

We have served as the Company's auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Spruce Power Holding Corporation
(formerly known as XL Fleet Corp.)

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the reverse stock split described in Note 2, the accompanying consolidated balance sheet of Spruce Power Holding Corporation (formerly known as XL Fleet Corp.) (the “Company”) as of December 31, 2022, the related consolidated statements of operations, stockholders’ equity and cash flows the year then ended, and the related notes (the 2022 financial statements before the effects of the reverse stock split discussed in Note 2 are not presented herein) (collectively referred to as the “financial statements”). In our opinion, the 2022 financial statements before the effects of the reverse stock split discussed in Note 2, present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the reverse stock split described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

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

Initial measurement of fair value of assets related to a business combination

The Company completed the acquisition of all of the membership interests of Spruce Holding Company 1 LLC, Spruce Holding Company 2 LLC, Spruce Holding Company 3 LLC, and Spruce Manager LLC The Company has accounted for this acquisition as a business combination under ASC Topic 805 “Business Combinations.” Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values.

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

Our audit procedures related to these forecasts included the following, among others:
–Testing the source information underlying the estimates
–With the assistance of our fair value specialists:
–Evaluating the reasonableness of the valuation methodology
–Developing a range of independent estimates for the discount rates and comparing those to the discount rates selected by management

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2020 to 2023.
Melville, NY
March 30, 2023
PCAOB: 688

Spruce Power Holding Corporation
Consolidated Balance Sheets

	As of December 31,
(In thousands, except share and per share amounts)	2023	2022
Assets
Current assets
Cash and cash equivalents	$141,354	$220,321
Restricted cash	31,587	19,823
Accounts receivable, net of allowance of $1.7 million and $12.2 million as of December 31, 2023 and 2022, respectively	9,188	8,336
Interest rate swap assets, current	11,333	10,183
Prepaid expenses and other current assets	9,879	5,316
Current assets of discontinued operations	—	10,977
Total current assets	203,341	274,956
Investment related to SEMTH master lease agreement	143,095	—
Property and equipment, net	484,406	396,168
Interest rate swap assets, non-current	16,550	22,069
Intangible assets, net	10,196	—
Deferred rent assets	2,454	1,626
Right-of-use assets, net	5,933	2,802
Goodwill	28,757	128,548
Other assets	257	383
Long-term assets of discontinued operations	32	—
Total assets	$895,021	$826,552
Liabilities, redeemable noncontrolling interests and stockholders’ equity
Current liabilities
Accounts payable	$1,120	$2,904
Non-recourse debt, current	27,914	25,314
Accrued expenses and other current liabilities	40,634	21,509
Deferred revenue, current	878	39
Lease liability, current	1,166	834
Current liabilities of discontinued operations	—	9,097
Total current liabilities	71,712	59,697
Non-recourse debt, non-current	590,866	474,441
Deferred revenue, non-current	1,858	452
Lease liability, non-current	5,731	2,426
Warrant liabilities	17	256
Unfavorable solar renewable energy agreements, net	6,108	—
Interest rate swap liabilities, non-current	843	—
Other long-term liabilities	3,047	10
Long-term liabilities of discontinued operations	170	294
Total liabilities	680,352	537,576
Commitments and contingencies (Note 15)

Redeemable noncontrolling interests	—	85
Stockholders’ equity:

Common stock, $0.0001 par value; 350,000,000 shares authorized at December 31, 2023 and 2022; 19,093,186 and 18,292,536 shares issued and outstanding at December 31, 2023, respectively, and 18,046,903 issued and outstanding at December 31, 2022	2	2
Additional paid-in capital	475,654	473,289
Accumulated deficit	(257,888)	(193,342)
Treasury stock at cost, 800,650 shares and 0 at December 31, 2023 and 2022, respectively	(5,424)	—
Noncontrolling interests	2,325	8,942
Total stockholders’ equity	214,669	288,891
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$895,021	$826,552
See Notes to Consolidated Financial Statements.

Spruce Power Holding Corporation
Consolidated Statements of Operations

	Years Ended December 31,
(In thousands, except per share and share amounts)	2023	2022

Revenues	$79,859	$23,194
Operating expenses:
Cost of revenues	37,813	9,949
Selling, general and administrative expenses	56,122	73,118
Litigation settlements, net	27,465	—
Gain on asset disposal	(4,724)	(580)
Total operating expenses	116,676	82,487
Loss from operations	(36,817)	(59,293)
Other (income) expense:
Interest income	(19,534)	(1,339)
Interest expense, net	41,936	11,401
Gain on extinguishment of debt	—	(4,527)
Change in fair value of obligation to issue shares of common stock to sellers of World Energy	—	(535)
Change in fair value of warrant liabilities	(239)	(5,148)
Change in fair value of interest rate swaps	4,816	(5,554)
Other income, net	(1,309)	(912)
Net loss from continuing operations	(62,487)	(52,679)
Net loss from discontinued operations (including loss on disposal of $3,083 for the year ended December 31, 2023)	(4,123)	(40,112)
Net loss	(66,610)	(92,791)
Less: Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	(779)	1,140
Net loss attributable to stockholders	$(65,831)	$(93,931)
Net loss from continuing operations per share, basic and diluted	$(3.40)	$(2.95)
Net loss from discontinued operations per share, basic and diluted	$(0.22)	$(2.25)
Net loss attributable to stockholders per share, basic and diluted	$(3.58)	$(5.27)
Weighted-average shares outstanding, basic and diluted	18,391,436	17,836,500

See Notes to Consolidated Financial Statements.

Spruce Power Holding Corporation
Consolidated Statements of Changes in Stockholders’ Equity

		Year Ended December 31, 2023
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Non controlling Interests	Total Stockholders’ Equity
(In thousands, except share data)		Shares	Amount			Shares	Amount
Balance at December 31, 2022	$85	18,046,903	$2	$473,289	$(193,342)	—	$—	$8,942	$288,891
Exercise of stock options	—	489,436	—	1,004	—	—	—	—	1,004
Purchase accounting measurement period adjustments	240	—	—	(1,813)	—	—	—	(5,490)	(7,303)
Issuance of restricted stock	—	531,029	—	—	—	—	—	—	—
Issuance of common stock	—	25,818	—	150	—	—	—	—	150
Share repurchases	—	—	—	—	—	800,650	(5,424)	—	(5,424)
Cumulative-effect adjustment of ASC 326 adoption	—	—	—	—	1,285	—	—	—	1,285
Stock-based compensation expense	—	—	—	2,885	—	—	—	—	2,885
Net income (loss)	3	—	—	—	(65,831)	—	—	(782)	(66,613)
Buyout of redeemable noncontrolling interests	(55)	—	—	—	—	—	—	—	—
Capital distributions to noncontrolling interests	(134)	—	—	—	—	—	—	(345)	(345)
Equity related to buyout of redeemable noncontrolling interest	(139)	—	—	139	—	—	—	—	139
Balance at December 31, 2023	$—	19,093,186	$2	$475,654	$(257,888)	800,650	$(5,424)	$2,325	$214,669

		Year Ended December 31, 2022
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Non controlling Interests	Total Stockholders’ Equity
(In thousands, except share data)		Shares	Amount			Shares	Amount
Balance at December 31, 2021	$—	17,567,584	$2	$461,219	$(99,411)	—	$—	$—	$361,810
Exercise of stock options	—	333,764	—	630	—	—	—	—	630
Issuance of restricted stock	—	133,055	—	—	—	—	—	—	—
Issuance of shares as contingent consideration relating to Quantum business acquisition	—	12,500	—	186	—	—	—	—	186
Stock-based compensation expense	—	—	—	9,996	—	—	—	—	9,996
Net income (loss)	846	—	—	—	(93,931)	—	—	294	(93,637)
Noncontrolling interests related to acquisition of Legacy Spruce Power	7,159	—	—	—	—	—	—	12,164	12,164
Buyout of noncontrolling interests	(6,517)	—	—	1,258	—	—	—	(3,024)	(1,766)
Capital distributions to noncontrolling interests	(1,403)	—	—	—	—	—	—	(492)	(492)
Balance at December 31, 2022	$85	18,046,903	$2	$473,289	$(193,342)	—	$—	$8,942	$288,891
See Notes to Consolidated Financial Statements.

Spruce Power Holding Corporation
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2023	2022

Operating activities:
Net loss	$(66,610)	$(92,791)
Add back: Net loss from discontinued operations	4,123	40,112
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,885	9,996
Bad debt expense	1,841	1,839
Amortization of deferred revenue	(91)	(34)
Depreciation and amortization expense	21,586	6,456
Accretion expense	300	—
Change in fair value of obligation to issue shares of common stock	—	(535)
Change in fair value of interest rate swaps	4,816	(5,554)
Change in fair value of warrant liabilities	(239)	(5,148)
Interest income related to SEMTH master lease agreement	(11,486)	—
Gain on extinguishment of debt	—	(4,527)
Gain on disposal of assets	(4,724)	(580)
Change in operating right-of-use assets	120	134
Amortization of debt discount and deferred financing costs	5,863	1,482
Changes in operating assets and liabilities:
Accounts receivable, net	85	553
Deferred rent assets	(828)	(1,626)
Prepaid expenses and other current assets	(2,390)	(1,571)
Other assets	126	—
Accounts payable	(1,784)	(1,696)
Accrued expenses and other current liabilities	13,624	5,278
Other long-term liabilities	5	—
Deferred revenue	1,064	495
Net cash used in continuing operating activities	(31,714)	(47,717)
Net cash used in discontinued operating activities	(1,947)	(15,772)
Net cash used in operating activities	(33,661)	(63,489)
Investing activities:
Proceeds from sale of solar energy systems	6,297	2,289
Proceeds from investment related to SEMTH master lease agreement	20,239	—
Cash paid for acquisitions, net of cash acquired	(43,097)	(32,585)
Purchases of other property and equipment	(499)	—
Net cash used in continuing investing activities	(17,060)	(30,296)
Net cash provided by discontinued investing activities	325	1,290
Net cash used in investing activities	(16,735)	(29,006)
Financing activities:
Proceeds from issuance of long-term debt	21,396	—
Payment of deferred financing costs	(391)	—
Repayments of long-term debt	(32,843)	(9,302)

Repayments under financing leases	(165)	(238)
Proceeds from issuance of common stock	150	—
Proceeds from exercise of stock options	1,004	630
Share repurchases	(5,424)	—
Capital distributions to redeemable noncontrolling interests and noncontrolling interests	(479)	(1,895)
Buyout of redeemable non-controlling interest	(55)	(8,283)
Net cash used in continuing financing activities	(16,807)	(19,088)
Net cash used in discontinued financing activities	—	(99)
Net cash used in financing activities	(16,807)	(19,187)
Net change in cash and cash equivalents and restricted cash:	(67,203)	(111,682)
Cash and cash equivalents and restricted cash, beginning of period	240,144	351,826
Cash and cash equivalents and restricted cash, end of period	$172,941	$240,144
Supplemental disclosure of cash flow information:
Cash paid for interest	$37,482	$12,367
Supplemental disclosures of noncash investing and financing information:
Right-of-use assets obtained in exchange for lease liability	$933	$1,850
Settlement of operating lease liability	$436	$685
Settlement of finance lease liability	$43	$—
Settlement of contingent liability through issuance of shares	$—	$186

See Notes to Consolidated Financial Statements.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Note 1. Organization and Description of Business

Description of Business

Spruce Power Holding Corporation and its subsidiaries (“Spruce Power” or the “Company”) is a leading owner and operator of distributed solar energy assets across the United States (the “U.S.”), offering subscription-based services to approximately 75,000 home solar assets and customer contracts, making renewable energy more accessible to everyone.

The Company is engaged in the ownership and maintenance of home solar energy systems for homeowners in the U.S. The Company provides clean, solar energy typically at savings compared to traditional utility energy. The Company’s primary customers are homeowners and the Company’s core solar service offerings generate revenues primarily through (i) the sale of electricity generated by its home solar energy systems to homeowners pursuant to long-term agreements, which requires the Company’s subscribers to make recurring monthly payments, (ii) third party contracts to sell solar renewable energy credits (“SRECs”) generated by the solar energy systems for fixed prices and (iii) the servicing of those agreements for other institutional owners of home solar energy systems. In addition, the Company generates cash flows and earns interest income from an investment through a master lease agreement.
The Company holds subsidiary fund companies, defined below as the Funds, that own and operate portfolios of home solar energy systems, which are subject to solar lease agreements (“SLAs”) and power purchase agreements (“PPAs”, together with the SLAs, “Customer Agreements”) with residential customers who benefit from the production of electricity generated by the solar energy systems. The solar energy systems may qualify for subsidies, renewable energy credits and other incentives as provided by various states and local agencies. These benefits have generally been retained by the Company's subsidiaries that own the systems, with the exception of the investment tax credit (“ITCs”) under Section 48 of the Internal Revenue Code, as amended, (the “IRC”), which were generally passed through to the various financing partners of the solar energy systems.

The Company also offers services which include asset management services and operating and maintenance services for home solar energy systems.
Corporate History and Discontinued Operations
Historically, the Company had provided fleet electrification solutions for commercial vehicles in North America, offering its systems for vehicle electrification (the “Drivetrain” segment) and through its energy efficiency and infrastructure solutions business, offering and installing charging stations to enable customers to develop the charging infrastructure required for their electrified vehicles (the “XL Grid” segment). In the first quarter of 2022, the Company initiated a strategic review of its overall business operations which included assessing its offerings, strategy, processes and growth opportunities. As a result of the strategic review, in the first quarter of 2022, the Company made the following decisions relating to the restructuring of its Drivetrain business: (i) the elimination of a substantial majority of the Company’s hybrid drivetrain products; (ii) the elimination of its plug-in hybrid electric vehicles products; (iii) the reduction in the size of the Company’s workforce by approximately 50 employees; (iv) the closure of the Company’s production center and warehouse in Quincy, IL; (v) the closure of the Company’s engineering activities in its Boston office; and (vi) the termination of the Company’s partnership with eNow.

Following the strategic review, the Company decided to pursue transformational mergers and acquisition (“M&A”) opportunities, which included the implementation of a process to institutionalize the M&A effort, resulting in the formation of an investment committee comprised of senior members of the Company’s executive team and members of its Board of Directors. The objective of the investment committee was to continue the exploration of value-generative opportunities in the decarbonization and energy transition ecosystem, focused on three core requirements, (i) a business that makes an impact on decarbonization, (ii) a leader in an established, growing market segment and (iii) a company that generates positive earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
As a result of these efforts, on September 9, 2022, the Company acquired 100% of the membership interests of Spruce Holding Company 1 LLC, Spruce Holding Company 2 LLC, Spruce Holding Company 3 LLC and Spruce Manager LLC (collectively and together with their subsidiaries, “Legacy Spruce Power”) (See Note 3. Business Combinations). Legacy Spruce Power was a privately held owner and operator of home solar energy systems in the U.S. at the time of the transaction, with approximately 51,000 customer subscribers as of December 31, 2022. Spruce Power sells the power generated by solar energy systems to its homeowners pursuant to long-term agreements that require subscribers to make recurring monthly payments.

In November 2022, the Company changed its corporate name from “XL Fleet Corp.” to “Spruce Power Holding Corporation.” Additionally, the Company changed its ticker symbol from “XL” to “SPRU.”

With the completion of the acquisition of Legacy Spruce Power, the Company analyzed strategic alternatives related to its Drivetrain business. In December 2022, the Company commenced the exit of its Drivetrain business and sold a portion of the business for an immaterial amount to Shyft Group USA (“Shyft”), which closed in January 2023. Shyft also (i) acquired certain technical equipment and assumed the Company’s Wixom, Michigan facility, (ii) offered employment to certain engineers and other sales personnel and (iii) assumed completion of the Company’s pilot development agreement with the Department of Defense related to vehicle hybridization (with the Company retaining rights to potential future royalties from the program). In the fourth quarter of 2022, the Company also sold certain battery inventory and its legacy hybrid technology to RMA Group, an automotive and equipment supplier in Southeast Asia.

After the acquisition of Legacy Spruce Power, the Company also commenced a review of its XL Grid business to evaluate its strategic fit with Legacy Spruce Power, and in the fourth quarter of 2022, the Company entered into a non-binding letter of intent for the sale of World Energy Efficiency Services, LLC (“World Energy”) for an immaterial amount. The divestiture of World Energy closed in January 2023 and the Company subsequently ceased its XL Grid operations.

Both the Drivetrain and XL Grid operations are presented as discontinued operations in the consolidated financial statements.
Note 2. Summary of Significant Accounting Policies
Basis of consolidated financial statement presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of its wholly owned subsidiaries and variable interest entities (“VIEs”), for which the Company was the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the Company’s presentation as of and for the year ended December 31, 2023 and such reclassifications had no effect on the Company’s previously reported financial position, results of operations, or cash flows.
On March 28, 2023, the Company was notified by the New York Stock Exchange (the “NYSE”) that it was not in compliance with certain listing requirements since the average closing price of its common stock was less than $1.00 over a consecutive 30 day trading period. Subsequently, on October 6, 2023, the Company effected a 1-for-8 reverse stock split with respect to its issued and outstanding shares of common stock (the “Reverse Stock Split”). Excluding the par value and the number of authorized shares of the Company’s common stock, all share, per share amounts, and the values of the common stock outstanding and related effect on additional paid in capital included in this Form 10-K have been retrospectively presented as if the Reverse Stock Split had been effective from the beginning of the earliest period presented.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of expenses during the reporting period. The Company’s most significant estimates and judgments involve (i) inventory reserves, (ii) deferred income taxes, (iii) warranty reserves, (iv) valuation of stock-based compensation, (v) valuation of warrant liability, (vi) the useful lives of certain assets and liabilities, (vii) the allowance for current expected credit losses and (viii) the valuation of business combinations, including the fair values and useful lives of acquired assets and assumed liabilities, goodwill and the fair value of purchase consideration of asset acquisitions. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.
Variable interest entities
The Company consolidates any variable interest entity (“VIE”) of which it is the primary beneficiary. The Company formed or acquired VIEs which are partially funded by tax equity investors in order to facilitate the funding and monetization of certain attributes associated with solar energy systems. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. A variable interest holder is required to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company evaluates its relationships with the VIEs on an ongoing basis to determine if it is the primary beneficiary.

As of December 31, 2022, the Company had its initial investment in Level Solar Fund IV LLC (“Level Solar Fund IV”) and similar investments in the Funds as defined below (collectively, the “Prior Funds”), which were each determined to be a VIE upon investment. During 2023, the Company purchased 100% of the membership interests in Level Solar Fund IV (See Note 13. Redeemable Noncontrolling Interests and Noncontrolling Interests) and it ceased being a VIE upon purchase. As of December 31, 2023, the Company had its investments in Volta Solar Owner II, LLC and ORE F4 HoldCo, LLC (collectively, the “Funds”).

The Company considered the provisions within the contractual arrangements that grant it power to manage and make decisions that affect the operation of the VIEs, including determining the solar energy systems contributed to the VIEs, and the operation and maintenance of the solar energy systems. The Company considers the rights granted to the other investors under the contractual arrangements to be more protective in nature rather than substantive participating rights. As such, the Company was determined to be the primary beneficiary and the assets, liabilities and activities of the Funds and Prior Funds were consolidated by the Company.

Redeemable noncontrolling interests and noncontrolling interests

The distribution rights and priorities for the Funds and Prior Funds (before any ceased being a VIE) as set forth in their respective operating agreements differ from the underlying percentage ownership interests of the members. As a result, the Company allocates income or loss to the noncontrolling interest holders of the Funds and Prior Funds (before any ceased being a VIE) utilizing the hypothetical liquidation of book value (“HLBV”) method, in which income or loss is allocated based on the change in each member's claim on the net assets at the end of each reporting period, adjusted for any distributions or contributions made during such periods. The HLBV method is commonly applied to investments where cash distribution percentages vary at different points in time and are not directly linked to an equity member's ownership percentage.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
The HLBV method is a balance sheet-focused approach. Under this method, a calculation is prepared at each reporting date to determine the amount that each member would receive if the entity were to liquidate all of its assets and distribute the resulting proceeds to its creditors and members based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is used to derive each member's share of the income or loss for the period. Factors used in the HLBV calculation include GAAP income (loss), taxable income (loss), capital contributions, ITCs, capital distributions and the stipulated targeted investor return specified in the subsidiaries' operating agreements. Changes in these factors could have a significant impact on the amounts that investors would receive upon a hypothetical liquidation.

The Company classifies certain noncontrolling interests with redemption features that are not solely within the Company’s control outside of permanent equity in the consolidated balance sheets. Redeemable noncontrolling interests are reported using the greater of the carrying value at each reporting date as determined by the HLBV method or the estimated redemption value at the end of each reporting period. Estimating the redemption value of the redeemable noncontrolling interests requires the use of significant assumptions and estimates, such as projected future cash flows. Subsequent to the purchase of 100% of the membership interests in Level Solar Fund IV in 2023, the Company had no redeemable noncontrolling interest as of December 31, 2023.
Cash and cash equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents include cash held in banks, money market accounts and U.S. Treasury securities. Cash equivalents are carried at cost, which approximates fair value due to their short-term nature. The Company’s cash and cash equivalents are placed with high-credit quality financial institutions and issuers, and at times exceed federally insured limits. To date, the Company has experienced no credit losses relating to its cash and cash equivalents.
Concentration of credit risks and revenue
Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. At times, such cash may be in excess of the FDIC limit. At December 31, 2023 and 2022, the Company had cash in excess of the $250,000 federally insured limit. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as most of the balances are kept in treasury bills, which are government backed securities.
As of and for the year ended December 31, 2023 and 2022, the Company had no customers that represented at least 10% of the Company’s revenues or its accounts receivable balances.

Restricted cash

Restricted cash held at December 31, 2023 and 2022 of $31.6 million and $19.8 million, respectively, primarily consists of cash that is subject to restriction due to provisions in the Company's financing agreements and the operating agreements of the Funds and Prior Funds. The carrying amount reported in the consolidated balance sheets for restricted cash approximates its fair value.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reflected on the consolidated balance sheets to the total amounts shown within the consolidated statements of cash flows for each year:

	As of December 31,
(Amounts in thousands)	2023	2022
Cash and cash equivalents	$141,354	$220,321
Restricted cash	31,587	19,823
Total cash, cash equivalents and restricted cash	$172,941	$240,144

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Accounts receivable, net
Accounts receivable primarily represent amounts due from the Company’s customers. Accounts receivable is recorded net of allowance for expected credit losses in accordance with the current expected credit losses standard (“CECL”), defined below, which is determined by the Company’s assessment of the collectability of customer accounts based on the best available data at the time of the assessment. Management reviews the allowance by considering factors such as historical experience, contractual term, aging category and current economic conditions that may affect customers. The following table presents the changes in the allowance for credit losses recorded within accounts receivable, net on the consolidated balance sheets:

As of December 31,
(Amounts in thousands)	2023
Balance at the beginning of the period	$12,164
Impact of ASC 326 adoption	(1,285)
Write-off of uncollectible accounts	(11,447)
Provision recognized upon valuation of assets acquired	420
Provision for current expected credit losses	1,841
Balance at the end of the period	$1,693
Derivative instruments and hedging activities
The Company utilizes interest rate swaps to manage interest rate risk on existing and planned future debt issuances. The fair value of all derivative instruments are recognized as assets or liabilities at the balance sheet date on the consolidated balance sheets. The fair value of the interest rate swaps are calculated by discounting the future net cash flows to the present value based on the terms and conditions of the agreements and the forward interest rate curves. As these inputs are based on observable data and valuations of similar instruments, the interest rate derivatives are primarily categorized as Level 2 in the fair value hierarchy.
Prepaid expenses and other current assets
Prepaid expenses and other current assets include prepaid insurance, prepaid rent, and supplies, which are expected to be recognized or realized within the next 12 months.
Investment related to SEMTH master lease agreement and interest income
The Company accounts for its investment related to the SEMTH, as defined below, master lease agreement in accordance with Accounting Standards Codification (“ASC”) 325-40, Investments—Other—Beneficial Interests in Securitized Financial Assets. The Company recognizes accretable yield as interest income over the life of the related beneficial interest using the effective yield method, which is reflected within interest income in the consolidated statements of operations in the amount of $11.5 million for the year ended December 31, 2023. On a recurring basis, the Company evaluates changes in the cash flows expected to be collected from the cash flows previously projected, and when favorable or adverse changes are deemed other than temporary, the Company prospectively updates its expectation of cash flows to be collected and recalculates the amount of accretable yield for the related beneficial interest.
Property and equipment, net
Property and equipment, net consists of solar energy systems and other property and equipment.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Solar energy systems, net

Solar energy systems, net consists of home solar energy systems which are subject to long-term Customer Agreements and asset retirement costs (“ARC”). Solar energy systems are recorded at their fair value upon acquisition, while ARCs are capitalized as part of the carrying amount of the solar energy systems and depreciated over the remaining useful life. Subsequently, any impairment charges that may arise are recognized and the impairment loss reduces the carrying amount of the asset to its recoverable amount. For all acquired systems, the Company calculates depreciation using the straight-line method over the remaining useful life as of the acquisition date based on a 30-year useful life from the date the asset was placed in service. When a solar energy system is sold or otherwise disposed of, a gain (or loss) is recognized for the amount of cash received in excess of the net book value of the solar energy system (or vice versa), at which time the related solar energy system is removed from the consolidated balance sheets.
Other property and equipment, net
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

Leasehold improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the life of the respective asset, are expensed as incurred. When property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is recorded in the consolidated statements of operations as a component of other income, net.
Intangible assets, net
The Company’s intangible assets include solar renewable energy credit agreements, performance based incentive agreements, and a trade name. The Company amortizes its intangible assets that have finite lives based on the pattern in which the economic benefit of the asset is expected to be utilized. The useful life of the Company’s intangible assets generally range between three years and 30 years. The useful life of intangible assets are assessed and assigned based on the facts and circumstances specific to the assets. The Company recognizes the amortization of (i) solar renewable energy credit agreements and performance based incentive agreements as a reduction to revenue and (ii) the trade name as amortization expense within selling, general and administrative expenses.
Impairment of long-lived assets
The Company reviews long-lived assets, including solar energy systems, other property and equipment, and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. The Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluates the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
In the fourth quarter of 2022, the Company determined there was an indicator of impairment for intangible assets in its discontinued operations of the Drivetrain and XL Grid businesses and concluded the asset was not recoverable. Comparing the carrying value of the asset to its fair value, the Company determined the entire asset was impaired and recognized an impairment charge of $0.9 million, which is reflected within net loss from discontinued operations in the consolidated statements of operations for the year ended December 31, 2022 (See Note 20. Discontinued Operations). There was no long-lived asset impairment charge during the year ended December 31, 2023.
Leases
The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement and evaluates whether the lease is an operating lease or a finance lease at the commencement date. The Company’s assessment is based on: (i) whether the contract involves the use of a distinct identified asset, (ii) whether the Company obtained the right to substantially all the economic benefit from the use of the asset throughout the period, and (iii) whether the Company has the right to direct the use of the asset.
The Company recognizes lease right-of-use (“ROU”) assets and lease liabilities for operating and finance leases with initial terms greater than 12 months. ROU assets represent the Company’s right to use an asset for the lease term, while lease liabilities represent the Company’s obligation to make the related lease payments. The ROU assets for all leases are recognized based on the present value of fixed lease payments over the lease term at the lease commencement date. The lease liabilities of all leases are calculated as the present value of fixed payments not yet paid at the measurement date, however subsequent to the measurement date, the finance lease liabilities are presented at amortized cost using the effective interest method.
The Company generally uses its incremental borrowing rate as the discount rate for leases unless an interest rate is implicitly stated in the leases. The Company’s incremental borrowing rate is determined using a portfolio approach based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The lease term for all of the Company’s leases includes the noncancelable period of the lease, in addition to any additional periods covered by either the Company’s option to extend the lease, which the Company is reasonably certain to exercise, or the option to extend the lease controlled by the lessor. All ROU assets are reviewed periodically for impairment.

Lease expense for operating leases consists of the lease payments plus any initial direct costs and is recognized on a straight-line basis over the lease term. Lease expense for finance leases consists of the amortization of the asset on a straight-line basis over the shorter of the lease term or its useful life and interest expense determined on an amortized cost basis, with the lease payments allocated between a reduction of the lease liability and interest expense. Variable lease payments that are not based on an index or a rate, such as common area maintenance fees, taxes and insurance, are expensed as incurred.
Asset retirement obligations
Asset retirement obligations (“ARO”) can arise from contractual or regulatory requirements to perform certain asset retirement activities at the time the solar energy systems are to be disposed. The Company recognizes AROs at the point an obligating event takes place. The liability is initially measured at fair value based on the present value of estimated removal costs and subsequently adjusted for changes in the underlying assumptions and accretion expense. The corresponding ARCs are considered retired when permanently taken out of service, such as, through a sale or disposal. The Company may revise the ARO based on actual experiences, changes in certain customer-specific estimates and other cost estimate changes. If there are changes in estimated future costs, those changes will be recorded as either a reduction or addition in the carrying amount of the remaining unamortized ARC and the ARO will either increase or decrease in depreciation and accretion expense amounts prospectively. Inherent in the calculation of the fair value of AROs are numerous assumptions and judgments, including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, and timing of settlement. As of December 31, 2023 and 2022, ARO was $3.0 million and $0 million, respectively. For the years ended December 31, 2023 and 2022, accretion expenses were $0.3 million and $0 million, respectively.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Asset acquisitions
The Company accounts for assets acquired based on the consideration transferred by the Company, including direct and incremental transaction costs incurred by the Company as a result of the acquisition. An asset acquisition’s cost or the consideration transferred by the Company is assumed to be equal to the fair value of the net assets acquired. If the consideration transferred is cash, measurement is based on the amount of cash the Company paid to the seller, as well as transaction costs incurred by the Company. Consideration given in the form of nonmonetary assets, liabilities incurred or equity interests issued is measured based on either the cost to the Company or the fair value of the assets or net assets acquired, whichever is more clearly evident. The cost of an asset acquisition is allocated to the net assets acquired based on their estimated relative fair values. The Company engages third-party appraisal firms to assist in the fair value determination, however management is responsible for, and ultimately determines the fair value. Goodwill is not recognized in an asset acquisition.
Business combinations
The Company accounts for the acquisition of a business using the acquisition method of accounting. Amounts paid to acquire a business are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The Company engages third-party appraisal firms to assist in the fair value determination, which management uses to determine the fair value. The Company determines the fair value of purchase price consideration, including contingent consideration, and acquired intangible assets based on valuations received from the appraisal firm that used information and assumptions provided by Management. The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill. The results of operations of acquired businesses are included in the Company's financial statements from the date of acquisition forward. Acquisition-related costs are expensed in periods in which the costs are incurred.
Impairment of goodwill
Goodwill represents the excess of cost over the fair market value of net tangible and identifiable intangible assets of acquired businesses. Goodwill is not amortized, however it is annually tested for impairment, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. The Company has historically recorded goodwill in connection with its business combinations.

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

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
The Company evaluates the fair value of the Company’s reporting unit using the market and income approach. Under the market approach, the Company uses multiples of EBITDA or revenues of the comparable guideline public companies by selecting a population of public companies with similar operations and attributes. Using this guideline public company data, a range of multiples of enterprise value to EBITDA or revenue is calculated. The income approach of computing fair value is based on the present value of the expected future economic benefits generated by the asset or business, such as cash flows or profits which will then be compared to its book value.

In the first quarter of 2022, the Company believed there were indicators that the carrying amount of its goodwill may be impaired due to a decline in the Company’s stock price and market capitalization. As a result, the Company performed an assessment of its goodwill for impairment. The Company elected to forego the qualitative test and proceeded to perform a quantitative test. The Company compared the book value of its single reporting unit to the fair value of its public float. The market capitalization was below the fair value of the Company by an amount in excess of its reported value of goodwill. As a result, the Company recorded a charge of $8.6 million to fully impair its goodwill related to XL Fleet Corp., which is reflected within net loss from discontinued operations in the consolidated statements of operations for the year ended December 31, 2022 (See Note 20. Discontinued Operations). There was no goodwill impairment charge during the year ended December 31, 2023.
Warranties

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

The Company accrued the estimated cost of product warranties for unclaimed charges based on historical experiences and expected results. Should product failure rates and material usage costs differ from these factors, estimated revisions to the estimated warranty liability will be required. The Company periodically assesses the adequacy of its recorded product warranty liabilities and adjusts the balances as required. Warranty expense is recorded as a component of discontinued operations in the consolidated statements of operations. With the Company’s exit from the Drivetrain business and the subsequent sale of World Energy, the Company will not enter into any additional warranty obligations and expects the existing warranty obligation to substantially run-off over the subsequent 15-month period.

The following is a roll forward of the Company’s accrued warranty liability:

	As of December 31,
(Amounts in thousands)	2023	2022
Balance at the beginning of the period	$1,125	$2,547
Accrual for warranties issued	—	116
Transfer of inventory to servicers	(498)	—
Accrual related to World Energy	(25)	—
Changes in estimates for preexisting warranties	—	(955)
Warranty fulfillment charges	—	(583)
Balance at the end of the period	$602	$1,125

The Company’s warranty liability is included in accrued expenses and other current liabilities on the consolidated balance sheets.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Warrant liabilities

As of December 31, 2023 and 2022, the Company had outstanding private warrants, which are related to the December 2020 merger and organization of legacy XL Hybrids Inc. (“Legacy XL”) to become XL Fleet Corp. With the merger, the Company assumed private placement warrants to purchase 529,167 shares of common stock, with an exercise price of $92.00 per share (the “Private Warrants”). The Private Warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the Private Warrants met the definition of a derivative, they were measured at fair value at inception and at each reporting date with changes in fair value recognized in the consolidated statements of operations. The Private Warrants were valued using a Black-Scholes model, with significant inputs consisting of risk-free interest rate, remaining term, expected volatility, exercise price, and the Company’s stock price (See Note 11. Fair Value Measurements).

Unfavorable solar renewable energy agreements

The Company amortizes its unfavorable solar renewable energy agreements that have finite lives based on the pattern in which the economic benefit of the liability is relieved. The useful life of the Company’s liabilities generally range between three years and six years. The useful life of these liabilities are assessed and assigned based on the facts and circumstances specific to the agreement. The Company recognizes the amortization of unfavorable solar renewable energy agreements as revenues in the consolidated statements of operations.

Contingencies

The Company is unable to anticipate the ultimate outcome of all pending legal proceedings. When it is probable that a loss has occurred and the loss amount can be reasonably estimated, the Company records liabilities for loss contingencies. In certain cases, the Company may be covered by one or more corporate insurance policies, resulting in insurance loss recoveries. When such recoveries are in excess of a loss recognized in the Company’s financial statements, the Company recognizes a gain contingency at the earlier of when the gain has been realized or when it is realizable, however when the Company expects recovery of proceeds up to the amount of the loss recognized, a receivable, which offsets the related loss contingency, is recognized when realization of the claim for recovery is determined to be probable.
Fair value measurements
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

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, net, accounts payable, accrued expenses and other current liabilities, long-term debt, interest rate swaps and warrant liabilities. The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other current liabilities each approximates fair value due to the short-term nature of those instruments. See Note 11. Fair Value Measurements for additional information on assets and liabilities measured at fair value.
Stock-based compensation
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
Stock Options
The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based awards and recognizes the compensation cost on a straight line basis over the requisite service period of the awards for employee, which is typically the four-year vesting period of the award, and effective contract period specified in the award agreement for non-employee. The fair value of common stock is determined based on the closing price of the Company’s common stock on the NYSE at each award grant date.

The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk- free interest rate and expected dividends. The Company does not have a significant history of trading its common stock as it was not a public company until December 21, 2020, and as such expected volatility was estimated using historical volatilities of comparable public entities. The expected life of the awards is estimated based on a simplified method, which uses the average of the vesting term and the original contractual term of the award. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected life of the awards. The dividend yield assumption is based on history and expectation of paying no dividends. Forfeitures are accounted for as they occur.

Restricted Stock Units

Restricted stock units generally vest over the requisite service periods (vesting on a straight–line basis). The fair value of a restricted stock unit award is equal to the closing price of the Company’s common stock on the NYSE on the grant date. The Company accounts for the forfeiture of equity awards as they occur.
Revenues
The Company’s revenue is derived from its home solar energy portfolio, which primarily generates revenue through the sale to homeowners of power generated by the home solar energy systems and the rental of solar equipment by certain homeowners, pursuant to long-term agreements. Pursuant to ASC 606 defined below, the Company has elected the “right to invoice” practical expedient, and revenues for the performance obligations related to energy generation and servicing revenue are recognized as services are rendered based upon the underlying contractual arrangements.
The following table presents the detail of the Company’s revenues as reflected within the consolidated statements of

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
operations for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
(Amounts in thousands)	2023	2022
PPA revenues	$36,360	$8,756
SLA revenues	28,462	11,270
Solar renewable energy credit revenues	7,219	1,576
Government incentives	254	245
Servicing revenues	767	770
Intangibles amortization, unfavorable solar renewable energy agreements	3,593	—
Other revenue	3,204	577
Total	$79,859	$23,194
Energy generation
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
•PPA revenues - Under ASC 606, Revenue from Contracts with Customers (“ASC 606”) issued by the Financial Accounting Standards Board (“FASB”), PPA revenue is recognized when generated based upon the amount of electricity delivered as determined by remote monitoring equipment at solar rates specified under the PPAs.

•SLA revenues - The Company has SLAs, which do not meet the definition of a lease under ASC 842, Leases, and are accounted for as contracts with customers under ASC 606. Revenue is recognized on a straight-line basis over the contract term as the obligation to provide continuous access to the solar energy system is satisfied. The amount of revenue recognized may not equal customer cash payments due to the performance obligation being satisfied ahead of cash receipt or evenly as continuous access to the solar energy system has been provided. The differences between revenue recognition and cash payments received are reflected as deferred rent assets on the consolidated balance sheets.

Solar renewable energy credit revenues

The Company enters into contracts with third parties to sell SRECs generated by the solar energy systems for fixed prices. Certain contracts that meet the definition of a derivative may be exempted as normal purchase or normal sales transactions (“NPNS”). NPNS are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Certain SREC contracts meet these requirements and are designated as NPNS contracts. Such SRECs are exempted from the derivative accounting and reporting requirements, and the Company recognizes revenues in accordance with ASC 606. The Company recognizes revenue for SRECs based on pricing predetermined within the respective contracts at a point in time when the SRECs are transferred. As SRECs can be sold separate from the actual electricity generated by the renewable-based generation source, the Company accounts for the SRECs it generates from its solar energy systems as governmental incentives with no costs incurred to obtain them and do not consider those SRECs output of the underlying solar energy systems. The Company classifies these SRECs as inventory held until sold and delivered to third parties. As the Company did not incur costs to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of December 31, 2023 and 2022.

Government incentives

The Company participates in residential solar investment programs, which offer a performance-based incentive (“PBI”) for certain of its solar energy systems that are associated with the programs (“eligible systems”). PBIs are accounted for under ASC 606 and are earned based upon the actual electricity produced by the eligible systems.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Servicing revenues

The Company earns operating and maintenance revenue from third-party solar fund customers at pre-determined rates for various operating and maintenance and asset management services as specified in Maintenance Service Agreements (“MSAs”) and Operating Service Agreements (“OSAs”). The MSAs and OSAs contain multiple performance obligations, including routine maintenance, nonroutine maintenance, renewable energy certificate management, inventory management, delinquent account collections and customer account management.

Deferred revenue

Deferred revenue consists of amounts for which the criteria for revenue recognition have not yet been met and includes prepayments received for unfulfilled performance obligations that will be recognized on a straight-line basis over the remaining term of the respective customer agreements. Deferred revenue, in the aggregate, as of December 31, 2023 and 2022 was $2.7 million and $0.5 million, respectively. During the year ended December 31, 2023, the Company recognized revenues of less than $0.1 million related to deferred revenue as of December 31, 2022.

Cost of revenues

Cost of revenues primarily consists of the depreciation expense relating to the solar energy systems, costs of third parties used to service the systems and any cost associated with meter swaps.

Income taxes

The Company accounts for income taxes using the asset and liability method under which deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards. Deferred income taxes are provided for the temporary differences arising between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and net operating loss carry-forwards and credits. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which the differences are expected to be recovered or settled. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in the consolidated statements of operations in the period in which the enactment rate changes. The ultimate recovery of deferred tax assets is dependent upon the amount and timing of future taxable income and other factors, such as the taxing jurisdiction in which the asset is to be recovered. Deferred tax assets and liabilities are reduced through the establishment of a valuation allowance if, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.
Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. For the years ended December 31, 2023 and 2022, there were no uncertain tax positions taken or expected to be taken in the Company’s tax returns.
In the normal course of business, the Company is subject to regular audits by U.S. federal and state and local tax authorities. With few exceptions, the Company is no longer subject to federal, state or local tax examinations by tax authorities in its major jurisdictions for tax years prior to 2020. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities.
The Company did not recognize any tax related interest or penalties during the periods presented in the accompanying consolidated financial statements, however, would record any such interest and penalties as a component of the provision for income taxes.

There has historically been no federal or state provision for income taxes since the Company has historically incurred net operating losses and maintains a full valuation allowance against its net deferred tax assets. For the years ended December 31, 2023 and 2022, the Company recognized no provision for income taxes consistent with its losses incurred and the valuation allowance against its deferred tax assets. As a result, the Company's effective income tax rate was 0% for the years ended December 31, 2023 and 2022.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Net income (loss) per share

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

Segment reporting

Segment reporting is based on the management approach, following the method that management organizes the Company’s reportable segments for which separate financial information is made available to, and evaluated regularly by, the Company’s chief operating decision maker (“CODM”) in allocating resources and in assessing performance. The Company’s CODM is its Chief Executive Officer (“CEO”). In the fourth quarter of 2022, the Company determined that the Drivetrain and XL Grid operations were discontinued operations, which resulted in the Company having only one reportable segment.
Related parties
A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, the board of directors, members of the immediate families of principal owners of the Company, its management, the board of directors and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or that has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Recent Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, (“ASU 2023-09”), which requires enhancements regarding the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for the Company on December 31, 2025. The Company will adopt this ASU as of December 31, 2025 and will prospectively apply its requirements to income tax disclosures presented in the notes to the consolidated financial statements in the period of adoption.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures, (“ASU 2023-07”), which requires enhanced disclosures for reportable segments, primarily in relation to significant segment expenses, even in the event an entity has a single reportable segment in accordance with Topic 280. ASU 2023-07 is effective for the Company on December 31, 2024. The Company will adopt this ASU as of December 31, 2024 and will retrospectively apply its requirements to all prior periods based on the significant segment expense categories identified and disclosed in its consolidated financial statements in the period of adoption.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, (“ASU 2021-08”), which requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with ASC 606. ASU 2021-08 is effective for the Company beginning January 1, 2023. The Company adopted this ASU effective January 1, 2023 and has prospectively accounted for its customer contracts acquired in business combinations in accordance with ASC 606.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, (“ASU 2016-13” or “CECL”) which, together with subsequent amendments, amended the requirement on the measurement and recognition of expected credit losses for financial assets held, replaced the incurred loss model for financial assets measured at amortized cost, and required entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for the Company beginning January 1, 2023. The Company adopted this ASU effective January 1, 2023 using the modified retrospective approach for its trade accounts receivable, which resulted in a cumulative-effect adjustment to stockholders' equity of approximately $1.3 million as of that date. Results for reporting periods prior to January 1, 2023 continue to be presented in accordance with previously applicable GAAP, while results for subsequent reporting periods are presented under ASC 326.
The following table presents the impact of the adoption of ASU 2016-13 on the consolidated balance sheets as of January 1, 2023:

(Amounts in thousands)	Accounts Receivable, Net
Balance at the beginning of the period (pre-ASC 326 adoption)	$8,336
Impact of ASC 326 adoption	1,285
Balance at the beginning of the period (post-ASC 326 adoption)	$9,621
Note 3. Business Combination
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

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
The acquisition was accounted for as a business combination. The Company allocated the Legacy Spruce Power purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the Acquisition Date. The excess of the purchase price over those fair values was recorded as goodwill.

The Company’s evaluations of the facts and circumstances available as of the Acquisition Date, to assign fair values to assets acquired and liabilities, remained ongoing subsequent to the Acquisition Date. As the Company completed further analysis of assets including solar systems, intangible assets, as well as noncontrolling interests and debt, additional information on the assets acquired and liabilities assumed became available. Changes in information related to the value of net assets acquired changed the amount of the purchase price initially assigned to goodwill, and as a result, the fair values set forth below were subject to adjustments as additional information was obtained and valuations completed. These provisional adjustments were recognized during the reporting period in which the adjustments were determined. The Company has finalized its purchase price allocation as of September 8, 2023.

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

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
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

Goodwill represents the excess of the purchase consideration over the estimated fair value of the net assets acquired. Goodwill is primarily attributable to the Company's ability to leverage and use its existing capital and access to capital markets along with Legacy Spruce Power's established operations and M&A capabilities to grow the Spruce Power business.

Supplemental disclosure of pro forma information

The following unaudited pro forma financial information represents the combined results of the operations of the Company, including Legacy Spruce Power, as if the acquisition of Legacy Spruce Power on the Acquisition Date had occurred as of January 1, 2021. The results of operations related to the Company’s Drivetrain and XL Grid businesses, which were determined to be discontinued operations in the fourth quarter of 2022, are presented as net loss from discontinued operations. The unaudited pro forma revenues and pro forma net income (loss) reflect the continuing operational results of the Company’s corporate functions and the results of operations for Legacy Spruce Power. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations actually would have been had the respective acquisitions been completed on January 1, 2021. In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined Company.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
The following table presents the Company’s pro forma combined results of operations for the year ended December 31, 2022:

Year Ended December 31,
(Amounts in thousands, except per share data)	2022
Revenues	$79,253
Net loss from continuing operations	$(28,870)
Net loss from discontinued operations	(40,112)
Net loss	$(68,982)
Per share amounts:
Net loss from continuing operations - basic and diluted	$(1.62)
Net loss from discontinued operations - basic and diluted	$(2.25)

Note 4. Acquisitions
SEMTH Master Lease Agreement
In furtherance of its growth strategy, on March 23, 2023, the Company completed the acquisition of all the issued and outstanding interests in SEMTH from certain funds, pursuant to a membership interest purchase and sale agreement dated March 23, 2023 (the “SEMTH Acquisition”). The SEMTH related asset includes 20-year use rights to customer payment streams of approximately 22,500 home SLAs and PPAs (the “SEMTH Master Lease”). The Company acquired SEMTH for approximately $23.0 million of cash, net of cash received, and assumed $125.0 million of outstanding senior indebtedness (See Note 8. Non-Recourse Debt) and interest rate swaps with Deutsche Bank AG, New York Bank (See Note 9. Interest Rate Swaps) held by SEMTH and its subsidiaries at the close of the acquisition.
The Company concluded that SEMTH does not meet the definition of a business or variable interest entity. The purchase of SEMTH's future revenue has been accounted for as an acquisition of financial assets. Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair value. All fair value measurements of assets acquired and liabilities assumed were based on significant estimates and assumptions, including Level 3 (unobservable) inputs, which require judgment. Estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting risk inherent in future cash flows and future utility prices.
For the purposes of establishing the fair value of the Company's investment in the SEMTH Master Lease, its analysis considered cash flows beginning in March 2023 (the effective date of the transaction). The Company estimated the fair value of its investment in the SEMTH Master Lease to be approximately $146.9 million on the transaction date.
Tredegar Acquisition
On August 18, 2023, the Company acquired approximately 2,400 home solar assets and contracts from a publicly traded, regulated utility company for $20.9 million (the “Tredegar Acquisition”). The home solar assets acquired have an average remaining contract life of approximately 11 years. The Tredegar Acquisition was funded by term loans from the concurrent amendment of the Company’s existing debt facility as of the acquisition date (See Note 8. Non-Recourse Debt).
The Tredegar Acquisition has been accounted for as an acquisition of assets, wherein the total consideration paid was allocated to the assets acquired and liabilities assumed based on their relative fair value. The Company’s determination of the fair value of assets acquired and liabilities assumed was based on an independent third-party valuation, which involved significant estimates and assumptions, including Level 3 (unobservable) inputs, using the income method approach to value long-lived assets. The Company engages third-party appraisal firms to assist in the fair value determination, however management is responsible for, and ultimately determines the fair value. The Company estimated the fair value of the Tredegar Acquisition to be approximately $21.2 million, inclusive of transaction costs of $0.3 million, of which $19.6 million was allocated to the solar energy systems.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Note 5. Property and Equipment, Net
Property and equipment consisted of the following as of December 31, 2023 and 2022:

	As of December 31,
(Amounts in thousands)	2023	2022
Solar energy systems	$513,526	$401,754
Less: Accumulated depreciation	(29,594)	(5,928)
Solar energy systems, net	$483,932	$395,826

Equipment	$157	$48
Furniture and fixtures	461	294
Computers and related equipment	218	222
Software	8	6
Leasehold improvements	59	65
Gross other property and equipment	903	635
Less: Accumulated depreciation	(429)	(293)
Other property and equipment, net	$474	$342

Property and equipment, net	$484,406	$396,168
Depreciation expense related to solar energy systems is included within cost of revenues in the consolidated statements of operations, and for the years ended December 31, 2023 and 2022 was $23.8 million and $6.5 million, respectively. Depreciation expense related to other property and equipment is included within selling, general and administrative expenses in the consolidated statements of operations, and for the years ended December 31, 2023 and 2022 was $0.4 million and $0.8 million, respectively.
Note 6. Intangible Assets, Net
The following table presents the detail of intangible assets, net as recorded in the consolidated balance sheets as of December 31, 2023:

As of December 31,
(Amounts in thousands)	2023
Intangible assets:
Solar renewable energy agreements	$340
Performance based incentives agreements	3,240
Trade name	8,400
Gross intangible assets	11,980
Less: Accumulated amortization	(1,784)
Intangible assets, net	$10,196

Amortization of intangible assets for the year ended December 31, 2023 was $1.8 million, of which $0.8 million and $1.0 million were recorded within revenues and selling, general and administrative expenses, respectively. As of December 31, 2023, expected amortization of intangible assets for each of the five succeeding fiscal years and thereafter is as follows:

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements

As of December 31,
(Amounts in thousands)	2023
2024	$1,483
2025	1,039
2026	1,091
2027	950
2028	853
Thereafter	4,780
Total	$10,196
Note 7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of December 31, 2023 and 2022:

	As of December 31,
(Amounts in thousands)	2023	2022
Accrued interest	$8,587	$6,586
Professional fees	2,386	1,749
Accrued contingencies (See Note 15 Commitments and Contingencies)	21,300	2,300
Accrued compensation and related benefits	3,237	6,526
Accrued expenses, other	4,372	3,696
Accrued taxes, stock-based compensation	752	—
Accrued settlements	—	451
Deferred purchase price consideration, World Energy	—	201
Accrued expenses and other current liabilities	$40,634	$21,509

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Note 8. Non-Recourse Debt

The following table provides a summary of the Company’s debt as of December 31, 2023 and 2022:

		As of December 31,
(Amounts in thousands)	Due	2023	2022
SVB Credit Agreement, SP1 Facility (1)	April 2026	$214,803	$232,786
Second SVB Credit Agreement, SP2 Facility (1)	May 2027	85,231	70,314
KeyBank Credit Agreement, SP3 Facility (1)	November 2027	58,962	64,181
Second KeyBank Credit Agreement (1)	April 2030	162,725	165,887
Deutsche Bank Credit Agreement, SP4 Facility	August 2025	125,000	—
Less: Unamortized fair value adjustment (1)		(27,600)	(33,413)
Less: Unamortized deferred financing costs		(341)	—
Total debt		618,780	499,755
Less: Non-recourse debt, current		(27,914)	(25,314)
Non-recourse debt, non-current		$590,866	$474,441

(1) In connection with the acquisition of Legacy Spruce Power effective September 9, 2022, the Company assumed long-term debt instruments valued at approximately $507.2 million as of that date. In connection with accounting for the business combination, the Company adjusted the carrying value of this long-term debt to its fair value as of the Acquisition Date. This fair value adjustment resulted in a reduction of the carrying value of the debt by $35.2 million. This adjustment to fair value is being amortized to interest expense over the life of the related debt instruments using the effective interest method. Amortization expense for the fair value adjustment for the years ended December 31, 2023 and 2022 was $5.9 million and $1.8 million, respectively.

SVB Credit Agreement

The SVB Credit Agreement (the “SP 1 Facility”), executed with Silicon Valley Bank (“SVB”), a division of First-Citizens Bank & Trust Company, includes a debt service reserve letter of credit (the “SP 1 LC”) with related amounts outstanding of $6.1 million as of December 31, 2023. Amounts outstanding under the SP 1 LC bear interest of 2.25% per annum and unused amounts bear interest at 0.50% per annum. The term loans under the SP 1 Facility require quarterly principal payments, paid a month in arrears, with the remaining balance due in a single payment in April 2026 and bear interest at the Secured Overnight Financing Rate (the “SOFR”) plus the applicable margin. The applicable margin is 2.25% per annum for the first three years, 2.375% per annum from the third anniversary through the sixth anniversary and 2.5% per annum starting on the sixth anniversary. The effective interest rate on the SP 1 Facility as of December 31, 2023 was 7.96%.

The obligations of the Company under the SP 1 Facility are secured by substantially all of the assets and equity interest in the Company. The SP 1 Facility requires the Company to be in compliance with various covenants, including debt service coverage ratios and as of December 31, 2023, the Company was in compliance with the required covenants under the SP 1 Facility.

Second SVB Credit Agreement

The Second SVB Credit Agreement (the “SP 2 Facility”) includes a debt service reserve letter of credit (the “SP 2 LC”). Amounts outstanding under the SP 2 LC bear interest of 2.30% per annum and unused amounts bear interest at 0.50% per annum. The term loans under the SP 2 Facility require quarterly principal payments, mature in April 2027 and bear interest at the SOFR plus the applicable margin. The applicable margin is 2.30% per annum for the first three years, 2.425% per annum from the third anniversary through the sixth anniversary and 2.55% per annum starting on the sixth anniversary.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
On August 18, 2023, the Company entered into a second amendment to the SP2 Facility with SVB, which provided the Company (i) incremental term loans with a principal amount of approximately $21.4 million, of which proceeds were primarily used to fund the Tredegar Acquisition (See Note 4. Acquisition) and (ii) incremental letters of credit in the aggregate amount of approximately $2.7 million (collectively, the “SP2 Facility Amendment”). Excluding the aforementioned amounts, all other terms of the original SP2 Facility remain unchanged. The SP2 Facility Amendment was treated as a debt modification under ASC 470-50, Debt—Modifications and Extinguishments. The Company also incurred related $0.4 million of deferred financing costs, which is being amortized to interest expense over the term of the loan. Related unamortized deferred financing costs were $0.3 million as of December 31, 2023.

Amounts outstanding under the SP 2 LC, as amended, were $7.0 million as of December 31, 2023. The effective interest rate on the SP 2 Facility as of December 31, 2023 was 8.04%. The obligations of the Company under the SP 2 Facility are secured by substantially all of the assets and equity interest in one of the Company’s subsidiaries. The SP 2 Facility requires the Company to be in compliance with various covenants, including debt service coverage ratios, and as of December 31, 2023, the Company was in compliance with the required covenants under the SP 2 Facility.

Key Bank Credit Agreement

The Key Bank Credit Agreement (the “SP 3 Facility”), executed with KeyBank National Association, includes a debt service reserve letter of credit (the “SP 3 LC”) with related amounts outstanding of $4.1 million as of December 31, 2023. Amounts outstanding under the SP 3 LC bear interest of 3.00% per annum. The term loans under the SP 3 Facility require quarterly principal payments, mature in November 2027 and bear interest at the SOFR plus the applicable margin. The applicable margin is 3.00% per annum for the first three years, 3.125% per annum from the third anniversary through the fifth anniversary and 3.25% per annum starting on the fifth anniversary. The effective interest rate on the SP 3 Facility as of December 31, 2023 was 8.66%.

The obligations of the Company under the SP 3 Facility are secured by substantially all of the assets and equity interest in one of the Company’s subsidiaries. The SP 3 Facility requires the Company to be in compliance with various covenants, including debt service coverage ratios, and as of December 31, 2023, the Company was in compliance with those required covenants under the SP 3 Facility.

Second Key Bank Credit Agreement

The Second Key Bank Credit Agreement, executed with Key Bank National Association as the administrative agent and certain third parties as the lenders, includes term loans which require quarterly principal payments, mature in April 2030 and bear interest at 8.25% per annum. The effective interest rate on term loans under the Second Key Bank Agreement as of December 31, 2023 was 8.25%. The obligations of the Company under the Second Key Bank Agreement are secured by substantially all of the assets and equity interest in certain of the Company’s subsidiaries. The Second Key Bank Credit Agreement requires the Company to be in compliance with various covenants, including debt service coverage ratios, and as of December 31, 2023, the Company was in compliance with those required covenants under the Second Key Bank Credit Agreement.

Deutsche Bank Credit Agreement

As part of the acquisition of SEMTH (See Note 4. Acquisition) in March 2023, the Company assumed debt with Deutsche Bank AG, New York Bank (“Deutsche Bank”). Prior to the SEMTH Acquisition, SET Borrower 2022, LLC (“SET Borrower”), a wholly owned subsidiary of SEMTH, entered into a credit agreement effective June 10, 2022 (the “Closing Date”) with Deutsche Bank as the facility agent, which consisted of a term loan of $125.0 million (the “SP4 Facility”) and is collateralized by all of the assets and property of SET Borrower. The term loan bears interest at the SOFR rate, plus the applicable margin. For the period from the Closing Date through the first twelve months, the applicable margin is 2.25% per annum, 2.50% for the following six months, and 2.75% for the next six months, and 3.00% through the maturity date. The effective interest rate on the SP4 Facility as of December 31, 2023 was 7.09%. The term loan requires quarterly payments, which began on August 17, 2022 and should the outstanding loan balance exceed the borrowing base on such calculation date, the remaining balance would become due in a single payment in August 2025.

The SP4 Facility requires the Company to be in compliance with various affirmative and negative covenants and as of December 31, 2023, the Company was in compliance with the covenants under the SP 4 Facility.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements

As of December 31, 2023, the principal maturities of the Company’s debt were as follows:

As of December 31,
(Amounts in thousands)	2023
2024	$27,915
2025	153,566
2026	191,982
2027	110,533
2028	—
Thereafter	162,725
Total	$646,721
Note 9. Interest Rate Swaps
In connection with the acquisition of Legacy Spruce Power, the Company assumed interest rate swaps from agreements Legacy Spruce Power executed with four financial institutions. The purpose of the swap agreements is to convert the floating interest rate on the Company's debt obligation under its credit agreements to a fixed rate. As of December 31, 2023 and 2022, the notional amount of the interest rate swaps covers approximately 95% and 97% of the balance of the Company’s floating rate term loans, respectively.
As of December 31, 2023, the following interest rate swaps are outstanding (in thousands):

#	Notional Amount	Fixed Rate	Effective Date	Early Termination Date	Maturity Date	Total Fair Value Asset (Liability)

1	$12,459	0.78%	4/30/2020	4/30/2026	1/31/2031	$1,231
2	12,459	0.75%	4/30/2020	4/30/2026	1/31/2031	1,243
3	12,459	0.73%	4/30/2020	4/30/2026	1/31/2031	1,273
4	4,406	1.57%	10/31/2019	4/30/2026	1/31/2031	332
5	7,711	1.62%	10/31/2019	4/30/2026	1/31/2031	564
6	7,711	1.56%	10/31/2019	4/30/2026	1/31/2031	587
7	7,711	1.59%	10/31/2019	4/30/2026	1/31/2031	572
8	41,464	2.39%	7/31/2019	4/30/2026	10/31/2031	1,914
9	41,464	2.33%	7/31/2019	4/30/2026	10/31/2031	2,029
10	23,693	2.34%	7/31/2019	4/30/2026	10/31/2031	1,144
11	41,464	2.36%	7/31/2019	4/30/2026	10/31/2031	1,962
12	28,837	0.69%	01/31/2023	11/13/2027	10/31/2032	3,646
13	28,837	0.73%	01/31/2023	11/13/2027	10/29/2032	3,601
14	17,647	2.83%	07/12/2022	5/14/2027	04/30/2032	554
15	44,418	0.40%	07/12/2022	5/14/2027	10/31/2031	5,557
16 (1)	110,151	3.27%	06/14/2022	8/18/2025	11/17/2033	1,288
17 (1)	18,998	4.24%	08/18/2023	—	01/31/2032	(457)
	$461,889					$27,040

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
(1) The amounts reflect, respectively, the Deutsche Bank swap assumed by the Company as part of the SEMTH Acquisition and an additional swap related to the SP2 Facility Amendment transacted concurrently with the Tredegar Acquisition to hedge the floating rate of the incremental term loans (See Note 8. Non-Recourse Debt).

During the year ended December 31, 2023, the aggregate change in the fair value of the interest rate swaps was $8.9 million, of which $4.8 million related to unrealized losses as reflected in the consolidated statements of operation and $13.7 million related to realized gains and is recognized within interest expense, net.

During the year ended December 31, 2022, the aggregate change in the fair value of the interest rate swaps was $7.7 million, of which $5.6 million related to unrealized gains as reflected in the consolidated statements of operation and $2.1 million related to realized gains and is recognized within interest expense, net in the consolidated statements of operations.

See Note 11. Fair Value Measurements for further information on the Company’s determination of the fair value of its interest rate swaps.
Note 10. Right-of-Use Assets and Lease Liabilities
The Company’s operating leases are primarily office space, while finance leases are certain office equipment. The Company’s related Right-of-Use (“ROU”) assets and lease liabilities are comprised of the following as of each period end:

	As of December 31,
(Amounts in thousands)	2023	2022
Operating leases:
Right-of-use assets	$5,933	$2,686
Lease liability, current	1,166	781
Lease liability, non-current	5,731	2,365
Finance leases:
Right-of-use assets	$—	$116
Lease liability, current	—	53
Lease liability, non-current	—	61
Other information related to leases is presented below:

	Years Ended December 31,
(Amounts in thousands)	2023	2022
Other information:
Operating lease cost	$1,451	$297
Variable lease cost	518	—
Sublease income	542	—
Operating cash flows from operating right-of-use assets	1,969	352
Initial recognition of operating right-of-use assets	933	—
Remeasurement of operating right-of-use assets	1,280	—

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
During the year ended December 31, 2023, the Company (i) recognized $0.9 million of operating right-of-use assets and lease liabilities due to a new lease for the relocation of its corporate office in September 2023, (ii) remeasured its operating right-of-use assets due to changes in the lease terms of certain underlying leases, resulting in an aggregate increase in the related right-of-use assets and lease liabilities of approximately $1.3 million, and (iii) settled certain operating leases, which were either terminated or assumed by a third party, in the amount of approximately $0.4 million (presented in the consolidated statements of cash flows) and a related net gain of less than $0.1 million included within (gain) loss on asset disposal in the consolidated statements of operations.
In addition, during the year ended December 31, 2023, the Company purchased the equipment related to its existing finance leases for approximately $0.1 million, thereby settling all outstanding finance lease liabilities as of December 31, 2023. The Company also recognized a related loss of approximately $0.1 million included within (gain) loss on asset disposal in the consolidated statements of operations.
The Company was a party to a noncancelable lease agreement for office, research and development, and vehicle development and installation facilities with a holder of more than 5% of the Company’s Common Stock, of which the lease expired in the third quarter of 2022. The related operating lease costs for the year ended December 31, 2022 was $0.1 million.

	As of December 31,
	2023	2022
Weighted-average remaining lease term – operating leases (in months)	68.3	49.8
Weighted-average discount rate – operating leases	7.2%	2.9%
As of December 31, 2023, the annual minimum lease payments of the Company’s operating lease liabilities were as follows (in thousands):

As of December 31,
(Amounts in thousands)	2023
2024	$1,616
2025	1,269
2026	1,206
2027	1,258
2028	1,397
Thereafter	1,768
Total future minimum lease payments, undiscounted	8,514
Less: Imputed interest	(1,617)
Present value of future minimum lease payments	$6,897

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements

Note 11. Fair Value Measurements
The Company uses various assumptions and methods in estimating the fair values of its financial instruments.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Private Warrants are valued using a Black-Scholes model, pursuant to the inputs provided in the table below:

	Assumptions for Assets and Liabilities Measured at Fair Value on a Recurring Basis
Input	December 31, 2023	December 31, 2022
Risk-free rate	4.242%	1.11%
Remaining term in years	1.98	3.98
Expected volatility	82.0%	88.8%
Exercise price	$92.00	$92.00
Fair value of common stock	$4.42	$26.48

The Company’s interest rate swaps are not traded on a market exchange and the fair values are determined using a valuation model based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreements and uses observable market-based inputs, including estimated future SOFR interest rates. The fair value of the Company's interest rate swap is the net difference in the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates and are observable inputs available to a market participant. The interest rate swap valuation is classified as Level 2 of the fair value hierarchy.
The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of December 31, 2023
(Amounts in thousands)	Level I	Level II	Level III	Total
Asset:
Interest rate swaps	$—	$27,883	$—	$27,883
Money market accounts	21,475	—	—	21,475
U.S. Treasury securities	108,964	—	—	108,964
Total	$130,439	$27,883	$—	$158,322

Liabilities:
Debt	$—	$628,177	$—	$628,177
Private Warrants	—	—	17	17
Total	$—	$628,177	$17	$628,194

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements

	Fair Value Measurements as of December 31, 2022
(Amounts in thousands)	Level I	Level II	Level III	Total
Asset:
Interest rate swaps	$—	$32,252	$—	$32,252
Money market accounts	164	—	—	164
U.S. Treasury securities	211,027	—	—	211,027
Total	$211,191	$32,252	$—	$243,443

Liabilities:
Debt	$—	$533,168	$—	$533,168
Private Warrants	—	—	256	256
Fair value of obligation to issue shares of common stock to sellers of World Energy	—	—	151	151
Total	$—	$533,168	$407	$533,575
The following is a roll forward of the Company’s Level 3 liability instruments:

	Years Ended December 31,
	2023	2022
Balance at the beginning of the period	$407	$8,895
Fair value adjustments – warrant liability	(239)	(5,148)
Fair value adjustments and settlements of liability, net – World Energy (1)	(151)	(1,390)
Fair value adjustment of contingent consideration and settlements of liability, net – Quantum contingent consideration (1)	—	(1,950)
Balance at the end of the period	$17	$407
(1) Related to discontinued operations.
Note 12. Stock-Based Compensation Expense
Stock-based compensation expense for stock options and restricted stock units for the years ended December 31, 2023 and 2022 was $2.9 million and $10.0 million, respectively. As of December 31, 2023, there was $7.1 million of unrecognized compensation cost, respectively, related to stock options and restricted stock units which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 2.8 years.
Stock Options
The Company grants stock options to certain employees that will vest over a period of one to four years. A summary of stock option award activity for the years ended December 31, 2023 and 2022 was as follows:

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2021	1,217,161	$11.20	7.2
Granted	5,435	15.60
Exercised	(333,102)	1.92
Cancelled or forfeited	(128,086)	35.36
Outstanding at December 31, 2022	761,408	$11.12	2.7
Granted	—	—
Exercised	(489,436)	1.94
Cancelled or forfeited	(78,816)	51.48
Outstanding at December 31, 2023	193,156	$17.89	5.8
Exercisable at December 31, 2023	191,635	$17.50	5.8
The aggregate intrinsic value of stock options outstanding as of December 31, 2023 and 2022 was $0.3 million and $3.3 million, respectively. Cash received from options exercised for the years ended December 31, 2023 and 2022 was approximately $0.9 million and $0.6 million, respectively.
There were no stock options issued during the year ended December 31, 2023. The fair value of stock options issued during the year ended December 31, 2022 was measured with the following assumptions:

2022
Expected volatility	78.1-88.2%
Expected term (in years)	6.25
Risk-free interest rate	0.1-1.3%
Expected dividend yield	0.0%
Restricted Stock Units
The Company grants restricted stock units to certain employees that will generally vest over a period of four years. The fair value of restricted stock unit awards is estimated by the fair value of the Company’s common stock at the date of grant. Restricted stock units activity during the years ended December 31, 2023 and 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested, at December 31, 2021	75,554	$48.48
Granted	1,404,870	9.60
Vested	(132,792)	14.40
Cancelled or forfeited	(118,543)	21.60
Non-vested, at December 31, 2022	1,229,089	$10.40
Granted	693,506	6.36
Vested	(531,029)	12.55
Cancelled or forfeited	(289,471)	10.10
Non-vested, at December 31, 2023	1,102,095	$7.74

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Restricted Stock Award Modifications
In connection with the sale of the Company’s Drivetrain business to Shyft which closed in January 2023, the Company modified certain stock awards to employees of the Drivetrain business who were terminated in December 2022 and subsequently commenced employment at Shyft. The modification consisted of the acceleration of the vesting of all awards including stock options and restricted stock units scheduled to vest in 2023, which would have otherwise been forfeited. The vesting date of these awards was accelerated to December 31, 2022, resulting in an incremental stock based compensation expense of $0.3 million in 2022.
CEO's Ladder Restricted Stock Unit Award
On September 9, 2022, in connection with the acquisition of Legacy Spruce Power and his appointment as the Company's President, the Company granted to its CEO a restricted stock unit award (the “Ladder RSUs”) of 208,333 shares of common stock. The Ladder RSUs vest in 10% increments on the dates the Plan administrator certifies the applicable milestone stock prices have been achieved or exceeded, provided that the CEO remains employed on the date of certification and such achievement occurs within ten years of the date of the grant.
The Company used a Monte Carlo simulation valuation model to determine the fair value of the award as of the Acquisition Date, which is presently accounted for as a liability. The following inputs were used in the simulation: grant date stock price of $9.36 per share, annual volatility of 85.0%, risk-free interest rate of 3.3% and dividend yield of 0.0%. For each tranche, a fair value was calculated as well as a derived service period which represents the median number of years it is expected to take for the Ladder RSUs to meet their corresponding milestone stock price excluding the simulation paths that result in the Ladder RSUs not vesting within the 10-year term of the agreement. Each tranche's fair value will be amortized ratably over the respective derived service period.
The fair value and derived service period of each tranche was as follows:

Stock Price Tranche	Fair Value	Derived Service Period (in years)
$25.84	$8.88	1.72
42.96	8.48	2.71
60.00	8.24	3.30
77.12	7.92	3.70
94.16	7.76	4.11
111.28	7.52	4.42
128.32	7.28	4.64
145.44	7.12	4.78
162.48	6.96	5.00
179.60	6.80	5.10
The Company recognized expense related to the Ladder RSUs of approximately $0.5 million and $0.1 million for the years ended December 31, 2023 and 2022.
Note 13. Redeemable Noncontrolling Interest and Noncontrolling Interests
In November 2022, the Company purchased the remaining membership interests in Ampere Solar Owner IV, LLC, RPV Fund 13, LLC and Level Solar Fund III, LLC for aggregate cash payments of $4.6 million. In August 2023, the Company also purchased the remaining membership interests in Level Solar Fund IV for approximately $0.1 million, thereby owning 100% of the membership interests and eliminating its only remaining redeemable noncontrolling interest upon the purchase.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
The following table summarizes the Company’s noncontrolling interests as of December 31, 2023:

Tax Equity Entity	Date Class A Member Admitted
ORE F4 Holdco, LLC	August 2014
Volta Solar Owner II, LLC	August 2017
The tax equity entities were structured at inception so that the allocations of income and loss for tax purposes will flip at a future date. The terms of the tax equity entities' operating agreements contain allocations of taxable income (loss), Section 48(a) ITCs and cash distributions that vary over time and adjust between the members on an agreed date (referred to as the flip date). The operating agreements specify either a date certain flip date or an internal rate of return (“IRR”) flip date. The date certain flip date is based on the passage of a fixed period of time as defined in the operating agreements for each entity. The IRR flip date is the date on which the tax equity investor has achieved a contractual rate of return. From inception through the flip date, the Class A members' allocation of taxable income (loss) and Section 48(a) ITCs is generally 99% and the Class B members' allocation of taxable income (loss) and Section 48(a) ITCs is generally 1%. After the related flip date (or, if the tax equity investor has a deficit capital account, typically after such deficit has been eliminated), the Class A members' allocation of taxable income (loss) will typically decrease to 5% (or, in some cases, a higher percentage if required by the tax equity investor) and the Class B members' allocation of taxable income (loss) will increase by an inverse amount.

The historical redeemable noncontrolling interests and noncontrolling interests are comprised of Class A units, which represent the tax equity investors' interest in the tax equity entities. Both the Class A members and Class B members may have call options to allow either member to redeem the other member's interest in the tax equity entities upon the occurrence of certain contingent events, such as bankruptcy, dissolution/liquidation and forced divestitures of the tax equity entities. Additionally, the Class B members may have the option to purchase all Class A units, which is typically exercisable at any time during the periods specified under their respective governing documents, and, in regards to the tax equity entities historically classified as redeemable noncontrolling interests, they had the contingent obligation to purchase all Class A units if the Class A members exercise their right to withdraw, which is typically exercisable at any time during the nine-month period commencing upon the applicable flip date. The carrying values of the Company’s historical redeemable noncontrolling interests were equal to or greater than the estimated redemption values as of December 31, 2022. The Company had no redeemable noncontrolling interests as of December 31, 2023.
Total assets on the consolidated balance sheets include $38.0 million as of December 31, 2023 and $47.8 million as of December 31, 2022 of assets held by the Company's VIEs, which can only be used to settle obligations of the VIEs.
Total liabilities on the consolidated balance sheets include $0.8 million as of December 31, 2023 and $0.8 million as of December 31, 2022 of liabilities that are the obligations of the Company's VIEs.
Note 14. Restructuring

Subsequent to the acquisition of Legacy Spruce Power, the Company commenced the evaluation of personnel and processes of various corporate functions between Spruce Power and legacy XL Fleet Corp. to optimize the Company’s future corporate structure and implemented certain restructuring actions.
As a result of exiting the Drivetrain business and corporate restructuring actions, the Company recognized, in the aggregate, restructuring and related charges of approximately $21.6 million during the year ended December 31, 2022, which included (i) $4.4 million of severance charges paid in 2022 or 2023, (ii) $5.0 million impact of accelerated vesting of certain equity awards and (iii) $12.3 million of charges related to inventory obsolescence. During the year ended December 31, 2023, the Company recognized incremental restructuring charges of approximately $0.7 million related to severance charges, all of which were paid in 2023. The severance charges and accelerated vesting of equity awards are included in selling, general and administrative expenses within the Company’s consolidated statements of operations for the years ended December 31, 2023 and 2022. Inventory obsolescence charges are included in net loss from discontinued operations within the Company’s consolidated statements of operations for the year ended December 31, 2022.

The following table summarizes the activity during the years ended December 31, 2023 and 2022 for the Company's restructuring liability:

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements

	Years Ended December 31,
(Amounts in thousands)	2023	2022
Balance at the beginning of the period	$3,428	$—
Employee termination charges	719	4,435
Payments made during the period	(4,147)	(1,007)
Balance at the end of the period	$—	$3,428
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
Securities Class Action Proceedings

On March 8, 2021, two putative securities class action complaints were filed against the Company, and certain of its current and former officers and directors in the federal district court for the Southern District of New York. Those cases were ultimately consolidated under C.A. No. 1:21-cv-2002, and a lead plaintiff was appointed in June 2021. On July 20, 2021, an amended complaint was filed alleging that certain public statements made by the defendants between October 2, 2020, and March 2, 2021, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Following negotiations with a mediator, in September 2023, the Company and the plaintiffs agreed on a settlement in principle in the aggregate amount of $19.5 million (the “Settlement Amount”), and on December 6, 2023, the lead plaintiff and the defendants entered into a stipulation and agreement of settlement requiring the Company to pay the Settlement Amount to resolve the class action litigation and the related legal fees and administration costs. Furthermore, on January 18, 2024, the court preliminarily approved the proposed settlement as being fair, reasonable, and adequate, and scheduled a hearing for April 30, 2024, to, among other things, consider whether to approve the proposed settlement. The Company expects the Settlement Amount to be offset by approximately $4.5 million of related loss recoveries from the Company’s directors and officers liability insurance policies with third parties, which the amount is included in prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2023. The Company accrued for the $19.5 million Settlement Amount as of December 31, 2023 (See Note 7. Accrued Expenses and Other Current Liabilities) and paid the $15.0 million net settlement amount to the settlement claims administrator in February 2024.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
On September 20, 2021, and October 19, 2021, two class action complaints were filed in the Delaware Court of Chancery against certain of the Company’s current officers and directors, and the Company’s sponsor of its special purpose acquisition company merger, Pivotal Investment Holdings II LLC. These actions were consolidated as in re XL Fleet Corp. (Pivotal) Stockholder Litigation, C.A. No. 2021-0808, and an amended complaint was filed on January 31, 2022. The amended complaint alleges various breaches of fiduciary duty against the Company and/or its officers, several allegedly misleading statements made in connection with the merger, and aiding and abetting breaches of fiduciary duty in connection with the negotiation and approval of the December 21, 2020 merger and organization of Legacy XL to become XL Fleet Corp. The Company believes the allegations asserted in both class action complaints are without merit and is vigorously defending the lawsuit. At this time, the Company is unable to estimate potential losses, if any, related to the lawsuit.
Shareholder Derivative Actions

On June 23, 2022, the Company received a shareholder derivative complaint filed in the U.S. District Court for the District of Massachusetts, captioned Val Kay derivatively on behalf of nominal defendant XL Fleet Corp., against all current directors and former officers and directors, C.A. No. 1:22-cv-10977. The action was filed by a shareholder purportedly on XL Fleet Corp.’s behalf, and raises claims for contribution, as well as claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and abuse of control. On December 8, 2023, the parties submitted a joint status report advising the court that they had reached a settlement-in-principle to settle this action, the Reali v. Griffin, et al. action, the Tucci v. Ledecky, et al. action, and a stockholder litigation demand (collectively, the “Derivative Matters”). Plaintiffs filed a motion for preliminary approval of the settlement on March 1, 2024, which is pending a decision from the court. The settlement provides for certain corporate governance enhancements and no monetary payments. Plaintiffs also intend to submit a petition for attorneys’ fees, which defendants intend on opposing. At this time, the Company is unable to estimate potential losses, if any, related to the potential fee petition.

In March 2023, two shareholder derivative actions were filed in the U.S. District Court for the District of Delaware (the “Delaware Derivative Actions”). One action is captioned Reali v. Griffin, et al., C.A. No. 1:23-cv-00289 and the other action is captioned Tucci v. Ledecky, et al., C.A. 1:23-cv-00322. These actions were consolidated and captioned In re Spruce Power Holding Corporation Shareholder Derivative Litigation, C.A. No. 1:23-cv-00289. As noted above, the consolidated action is part of a settlement agreement that has been filed in the U.S. District Court for the District of Massachusetts.

In August 2023, an additional derivative action was filed in the U.S. District Court for the Southern District of New York, captioned Boyce v. Ledecky, et al., C.A. No. 1:23-cv-8591. On March 11, 2024, all defendants filed motions to dismiss the complaint in its entirety, which are pending before the court. The settlement agreement for the Derivative Matters described above contains a release that would apply to claims in this action if the settlement agreement is approved by the U.S. District Court for the District of Massachusetts. On March 22, 2024, Boyce agreed to voluntarily dismiss the lawsuit.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Securities and Exchange Commission Civil Enforcement Action
On January 6, 2022, the Company received a subpoena from the Division of Enforcement of the SEC requesting, among other things, information and documents concerning the XL Fleet Corp. business combination with Legacy XL, the Company’s sales pipeline and revenue projections, California Air Resources Board approvals, and other related matters. In June 2023, the SEC proposed an Offer of Settlement for the purpose of resolving the proposed SEC action against the Company. Following negotiations with the SEC staff, in September 2023, the Company reached a settlement with the SEC pursuant to which the Company did not admit or deny the SEC’s allegations regarding the above-referenced issues. In connection with the settlement, in October 2023, the Company (among other things) paid a civil monetary penalty of $11.0 million which, subject to the discretion of the SEC, will be made available to eligible legacy shareholders through a Fair Fund, termed and administered by the SEC.
US Bank

On February 9, 2023, US Bank, through its affiliate, Firstar Development, LLC (“Firstar”), filed a motion for summary judgment in lieu of a complaint in New York Supreme Court (the trial level in New York) alleging that the Company failed to fulfill its reimbursement obligations under a 2019 tax recapture guaranty agreement between the parties arising from the alleged recapture by the Internal Revenue Service of tax credits taken by Firstar as an investor in the Company’s subsidiary, Ampere Solar Owner I, LLC. On May 23, 2023, the Company reached a settlement agreement with Firstar, as the plaintiff, for $2.3 million whereby the plaintiff discharged all claims filed against the Company.

BMZ USA, Inc.

On February 11, 2022, BMZ USA Inc. (“BMZ”), a battery manufacturer, sued Legacy XL for breach of contract, alleging that Legacy XL failed to timely purchase the full allotment of batteries required under a certain master supply agreement between the parties. In January 2024, BMZ obtained a judgment for $3.9 million against XL Hybrids, Inc. The Company is appealing the ruling while simultaneously pursuing a settlement. The Company currently estimates the potential loss to be approximately $1.2 million, which has been accrued for as of December 31, 2023 (See Note 7. Accrued Expenses and Other Current Liabilities).

Plastic Omnium

Plastic Omnium is the assignee of the contractual rights of Actia Corp. under a certain battery purchase order between Legacy XL and Actia Corp. On March 17, 2023, Plastic Omnium sued Legacy XL and the Company for breach of contract, alleging that Legacy XL ordered a total of 1,000 batteries from Plastic Omnium, paid for 455 of those batteries, and then reneged on 545 of those products. While Plastic Omnium admits it never actually delivered the remaining 545 products, it claims it purchased materials to complete the order, and as a result, Legacy XL and the Company are liable for at least approximately $2.5 million. The Company believes the allegations asserted in this action lack substantial merit, and as a result, is vigorously defending the lawsuit. At this time, the Company is unable to estimate potential losses, if any, related to the lawsuit.

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

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Guarantees

In connection with the acquisition of RPV Holdco 1, LLC, a wholly owned subsidiary of the Company, guaranty agreements were established in May 2020 by and between Spruce Holding Company 1, LLC, Spruce Holding Company 2, LLC, and Spruce Holding Company 3, LLC (“Spruce Guarantors”) and the investor members in certain of the Funds and Prior Funds. The Spruce Guarantors entered into guarantees in favor of the tax equity investors wherein they guaranteed the payment and performance of Solar Service Experts, LLC, a wholly owned subsidiary of the Company, under the Spruce Power 2 Maintenance Services Agreement and the Class B Member under the Limited Liability Company Agreement (“LLCA”). These guaranties are subject to a maximum of the aggregate amount of capital contributions made by the Class A Member under the LLCA.

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. The duration of the Company’s indemnities and guarantees varies, however the majority of these indemnities and guarantees are limited in duration. Historically, the Company has not been obligated to make significant payments for such obligations, does not anticipate future payments, and as such, no liabilities have been recorded for these indemnities and guarantees as of December 31, 2023 and 2022.

ITC Recapture Provisions

The IRS may disallow and recapture some, or all, of the ITCs due to improperly calculated basis after a project has been placed in service (“Recapture Event”). If a Recapture Event occurs, the Company is obligated to pay the applicable Class A Member a recapture adjustment, which includes the amounts the Class A Members are required to repay the IRS, including interest and penalties, as well as any third-party legal and accounting fees incurred by the Class A Members in connection with the Recapture Event, as specified in the operating agreements. Such a payment by the Company to the Class A Members is not to be considered a capital contribution to the fund per the operating agreements, nor would it be considered a distribution to the Class A Members. With the exception of the tax matter related to Ampere Solar Owner I, LLC noted above, a Recapture Event was not deemed probable by the Company, therefore no related accrual has been recorded as of December 31, 2023 and 2022.

Insurance Claims and Recoveries related to Maui Fires

In August 2023, a series of wildfires broke out in Hawaii, predominantly on the island of Maui, resulting in real and personal property and natural resource damage, personal injuries and loss of life and widespread power outages. The Company is currently assessing the impact of these wildfires on its home solar systems and customer contracts in the area; however, the Company has not been able to validate the extent of the related damage due to limited access to the area. Based on the Company’s current assessment, the Company wrote off approximately $0.1 million during the year ended December 31, 2023, which is reflected within gain (loss) on asset disposal in the consolidated statements of operations. No material loss claims have been reported to date or recognized within the consolidated financial statements as of December 31, 2023. In addition, the Company has not recorded any related insurance recoveries as of December 31, 2023. The Company does not expect this event to have a material impact on its financial position, operating results or cash flows.
Note 16. Stockholders’ Equity
Common Stock
As of December 31, 2023 and 2022, the Company had 350,000,000 authorized shares of Common Stock. The holders of Common Stock are entitled to vote on all matters and are entitled to the number of votes equal to the number of shares of Common Stock held. Common stockholders are entitled to dividends when and if declared by the Board of Directors.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
The following shares of Common Stock are reserved for future issuance as of December 31, 2023:

Warrants issued and outstanding	529,931
Restricted stock units issued and outstanding	1,102,094
Stock options issued and outstanding	193,156
Total	1,825,181
Reverse Stock Split
On October 6, 2023, the Company effected the Reverse Stock Split. Prior to the effective time of the Reverse Stock Split, the Company had 151,441,768 and 145,595,792 shares of common stock issued and outstanding, respectively, and upon the Reverse Stock Split, the Company had approximately 18,930,196 and 18,199,449 shares of common stock issued and outstanding, respectively. The par value and the number of authorized shares of the common stock were not adjusted in connection with the Reverse Stock Split. The value of the Company’s common stock outstanding and the related effect on additional paid in capital, all references to stock options, restricted stock units, private warrants, per share data, and related information contained within these consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. Subsequent to the Reverse Stock Split, each stockholder’s percentage ownership interest in the Company and proportional voting power remained unchanged.

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

The Repurchase Program does not require the Company to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. During the year ended December 31, 2023, the Company repurchased 0.8 million shares of common stock under the Repurchase Program in open market transactions at a weighted-average price of $6.77 per share for an aggregate purchase price of $5.4 million, inclusive of transaction costs. As of December 31, 2023, $44.7 million remained available for future share repurchases under the Repurchase Program.
Note 17. Net Loss Per Share
The following is a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share for the years ended December 31, 2023, and 2022:

	Years Ended December 31,
(Amounts in thousands, except share data)	2023	2022
Numerator:
Net loss attributable to stockholders	$(65,831)	$(93,931)
Denominator:
Weighted average shares outstanding, basic and diluted	18,391,436	17,836,500

Net loss attributable to stockholders per share, basic and diluted	$(3.58)	$(5.27)

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
For the years presented, potentially dilutive outstanding securities, which include stock options, restricted stock units and warrants, have been excluded from the computation of diluted net loss per share as their effect would be anti-dilutive for each year presented. As such, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share are the same for each year presented.
Note 18. Income Taxes
Net deferred income tax assets consist of the following components as of December 31, 2023 and 2022:

	As of December 31,
(Amounts in thousands)	2023	2022
Deferred tax assets (liabilities):
Net operating loss carryforwards	$114,028	$70,296
Accrued settlements	5,216	—
Pass-through equity interests	8,830	—
Fair market value adjustments	(12,763)	—
Tax credit carryforwards	1,643	1,643
Reserves	3,429	3,352
Stock-based compensation	2,350	2,843
Depreciation and amortization	(55,130)	(19,109)
Interest expense carryforward	6,979	8,697
Right of use assets	442	179
Other	(156)	1,452
Total deferred tax assets, net	74,868	69,353
Less valuation allowance	(74,868)	(69,353)
Net deferred tax assets	$—	$—
A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax to income before provision for income taxes is as follows:

	Years Ended December 31,
	2023	2022
U.S. federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	6.4%	4.9%
Change in fair value of warrant liability	0.1%	1.6%
Option and RSU expense	0.4%	0.2%
Other	(8.6)%	(1.5)%
True-up to prior years' return	7.8%	0.8%
Change in valuation allowance	(9.2)%	(37.1)%
Purchase accounting	(17.9)%	10.1%
Effective tax rate	—%	—%

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
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
Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. For the years ended December 31, 2023 and 2022, no liability for unrecognized tax benefits was required to be reported.
The Company has provided a full valuation allowance against its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss cannot be sufficiently assured. Management of the Company has evaluated the positive and negative evidence bearing upon the reliability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, Management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. During the years ended December 31, 2023 and 2022, the Company increased its valuation allowance by $5.5 million and $34.4 million, respectively.
As of December 31, 2023, the Company had federal and state net operating loss (“NOL”) carryforwards of $434.7 million and $395.9 million, respectively, and approximately $31.3 million of the federal NOL carryforward will expire at various dates commencing on 2029 and through 2037 and approximately $403.4 million were generated between the years ended December 31, 2018 and 2022 and have an indefinite life. At December 31, 2023, the Company has federal tax credits of approximately $1.6 million. These federal tax credits are available to reduce future taxable income and expire at various dates commencing 2031 through 2041. Utilization of the NOLs and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the IRC due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not determined whether an ownership change under section 382 has occurred or whether such limitation exists.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2020. The Company follows a comprehensive model for the recognition, measurement, presentation and disclosure in consolidated financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. No liability related to uncertain tax positions is recorded in the consolidated financial statements as of December 31, 2023 and 2022.
Note 19. Defined Contribution Plan
The Company has adopted a 401(k) plan to provide all eligible employees a means to accumulate retirement savings on a tax-advantaged basis. The 401(k) plan requires participants to be at least 21 years old. In addition to the traditional 401(k), eligible employees are given the option of making an after- tax contribution to a Roth 401(k) or a combination of both. Plan participants may make before-tax elective contributions up to the maximum percentage of compensation and dollar amount allowed under the IRC. Participants are allowed to contribute, subject to IRS limitations on total annual contributions from 1% to 90% of eligible earnings. The plan provides for automatic enrollment at a 3% deferral rate of an employee’s eligible wages. The Company provides safe harbor matching contributions equal to 100% on the first 3% of an employee’s eligible earnings deferred and an additional 50% on the next 2% of an employee’s eligible earnings deferred. Employee elective deferrals and safe harbor matching contributions are 100% vested at all times.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
In connection with the acquisition of Legacy Spruce Power, the Company adopted the Spruce Power 401(k) plan which contains features similar to those of the XL Fleet Corp. 401(k) plan, except that (i) Participants are allowed to contribute, subject to IRS limitations, on total annual contributions from 1% to 80% of eligible earnings and (ii) the safe harbor non-elective contribution is equal to 3% of employee’s compensation.
The Company recognized expenses related to its 401(k) plans of approximately $0.7 million and $0.8 million for the years ended December 31, 2023 and 2022, respectively.
Note 20. Discontinued Operations
In the fourth quarter of 2022, the Company discontinued the operations of its Drivetrain and XL Grid operations. The following table provides supplemental details of the Company’s discontinued operations contained within the consolidated statements of operations for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
(Amounts in thousands)	2023	2022
Net loss from discontinued operations:
XL Grid	$—	$(1,092)
Drivetrain	(4,123)	(30,414)
Impairment of goodwill	—	(8,606)
Total	$(4,123)	$(40,112)

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
XL Grid

The following table presents financial results of XL Grid operations:

	Years Ended December 31,
(Amounts in thousands)	2023	2022
Revenues	$149	$12,279
Operating expenses:
Cost of revenues - inventory and other direct costs	148	8,577
Selling, general, and administrative expenses	743	4,794
Gain on asset disposal	(742)	—
Total operating expenses	149	13,371
Net loss from discontinued operations	$—	$(1,092)

Drivetrain

The following table presents financial results of Drivetrain operations:

	Years Ended December 31,
(Amounts in thousands)	2023	2022
Revenues	$42	$2,419
Operating expenses:
Cost of revenues - inventory and other direct costs	106	14,038
Engineering, research, and development	—	9,819
Selling, general, and administrative expenses	—	8,041
Loss on asset disposal	4,071	935
Other (income)	(12)	—
Total operating expenses	4,165	32,833
Net loss from discontinued operations	$(4,123)	$(30,414)

The following table presents aggregate carrying amounts of assets and liabilities of discontinued operations contained within the consolidated balance sheets:

	As of December 31,
(Amounts in thousands)	2023	2022
Assets from discontinued operations:
Drivetrain	$32	$3,604
XL Grid	—	7,373
Total assets from discontinued operations	$32	$10,977

Liabilities from discontinued operations:
Drivetrain	$170	$5,743
XL Grid	—	3,648
Total liabilities from discontinued operations	$170	$9,391

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Note 21. Subsequent Events
Management has reviewed all events subsequent to December 31, 2023 and prior to the filing of these consolidated financial statements, and except as referenced within the notes to the consolidated financial statements, the Company has determined there have been no events that have occurred that would require adjustments or disclosures within the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as promulgated by Rules 13a-15(e) and 15d-15(e) of the Exchange Act under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of that date, due to the material weaknesses in internal control over financial reporting described below.

The Company did not maintain an effective control environment based on the criteria established in the Committee of Sponsoring Organizations (“COSO”) Framework, and its relevant components, which resulted in deficiencies that constitute material weaknesses, either individually or in the aggregate.

Control Environment

The Company failed to maintain a sufficient complement of qualified personnel to perform control activities. The lack of sufficient appropriately qualified personnel contributed to our failure to: (i) design and implement certain risk-mitigating internal controls; and (ii) consistently operate our internal controls. The control environment material weaknesses contributed to material weaknesses within our system of internal control over financial reporting in the Control Activities component of the COSO Framework.

Control Activities

The Company did not maintain effective control activities based on the criteria established in the COSO Framework and identified the following control deficiencies that constitute material weaknesses from the lack of effectively designed and implemented controls, either individually or in the aggregate:

•review and approval of manual journal entries, including implementing appropriate segregation of duties
•complex transactions, inclusive of accounting for business combinations and the Company’s investment related to the SEMTH master lease agreement and the related interest income
•revenue recognition, including the review of the contracts upon inception and/or acquisition and the accounting for revenue recognition under ASC 606, Revenue from Contracts with Customers.

These deficiencies in control activities contributed to the potential for there to have been material accounting errors in multiple financial statement account balances and disclosures that would not have been prevented or detected timely.

However, after giving full consideration to these material weaknesses, and the additional analyses and other procedures that were performed to ensure that the Company’s consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with GAAP, management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP.

Remediation Plan

The Company is committed to maintaining strong internal control over financial reporting. In response to the material weaknesses described above, management, with the oversight of the Audit Committee, is taking comprehensive actions to remediate the above material weaknesses. The remediation plan includes the following:

•developing a training program and educating control owners concerting financial statement risk and principles of the Internal Control - Integrated Framework issued by COSO;
•hired and are continuing to hire professionals with the appropriate skills to perform control activities, including those involving complex and/or non-routine transactions;

•designing and implementing additional and/or enhanced controls in the areas of account reconciliations, contract accounting, revenue recognition, and financial statement analysis prepared in conformity with GAAP and manual journal entries; and
•designing and implementing controls to address the identification, accounting, review and reporting of complex and/or non-routine transactions.
•enhancing system controls to address and enforce Segregation of Duties Framework;

While Management believes that these efforts will improve the Company's internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.

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

Remediation of Previously-Identified Material Weakness in Internal Control over Financial Reporting Related to Information Technology General Controls

The Company previously disclosed in its December 31, 2022 Annual Report a material weakness in internal control over financial reporting, related to the ineffective design and implementation of Information Technology General Controls (“ITGC”). The Company’s ITGC deficiencies included improperly designed controls pertaining to user access rights and segregation of duties over systems that are critical to the Company’s system of financial reporting. Based upon remediation efforts implemented during the year, Management has concluded that the design and implementation of ITGC to be operating effectively as of December 31, 2023.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses and the remediation of the general IT control material weakness discussed above, there have been no other changes in our internal control over financial reporting during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the criteria established by the COSO Framework.

As a result of the material weaknesses described above, Management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was ineffective.

Report of Independent Registered Public Accounting Firm

Because Spruce Power is a non-accelerated filer, the Company's independent registered public accounting firm is not required to express an opinion on the effectiveness of the Company's internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item will be set forth in the sections headed “Management and Corporate Governance” and “Delinquent Section 16(a) Reports” in the Proxy Statement for the 2024 annual meeting of stockholders which will be filed within 120 days after the end of the fiscal year and is incorporated in this report by reference.
The Company has adopted a code of ethics for directors, officers (including its principal executive officer, principal financial officer and principal accounting officer) and employees, known as Our Corporate Code of Conduct and Ethics and Whistleblower Policy. A copy of Our Corporate Code of Conduct and Ethics and Whistleblower Policy is available on the Company's website at www.sprucepower.com under the Governance, Documents and Charters section of our Investors page. The Company will promptly disclose on its website (i) the nature of any amendment to the policy that applies to the Company's principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver.

The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are John P. Miller (Chair), Christopher Hayes and Jonathan Ledecky.
Item 11. Executive Compensation
The information required by this Item will be set forth in the section headed “Executive Officer and Director Compensation” in the Proxy Statement for the 2024 annual meeting of stockholders which will be filed within 120 days after the end of the fiscal year and is incorporated in this report by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item will be set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the 2024 annual meeting of stockholders which will be filed within 120 days after the end of the fiscal year and is incorporated in this report by reference.
Information regarding the Company's equity compensation plans will be set forth in the section headed “Executive Officer and Director Compensation - Equity Compensation Plan Information” in the Proxy Statement for the 2024 annual meeting of stockholders which will be filed within 120 days after the end of the fiscal year and is incorporated in this report by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be set forth in the sections headed “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance - Our Board of Directors” in the Proxy Statement for the 2024 annual meeting of stockholders which will be filed within 120 days after the end of the fiscal year and is incorporated in this report by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be set forth in the section headed “Proposal No. 2 — Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement for the 2024 annual meeting of stockholders which will be filed within 120 days after the end of the fiscal year and is incorporated in this report by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)Documents filed as part of this report.
1.The following financial statements of Spruce Power Holding Corporation and Reports of Deloitte & Touche LLP and Marcum LLP, Independent Registered Public Accounting Firms, are included in this report:
2.List of financial statement schedules:
All schedules have been omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.
3.List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.
(b)Exhibits.

Exhibit No.	Description	Included	Form	Filing Date
2.1
Membership Interest Purchase and Sale Agreement, dated as of September 9, 2022, by and between the Company, SF Solar Blocker 2 LLC, SF Solar Blocker 3 LLC, Spruce Holding Company 3 Holdco LLC and HPS Investment Partners, LLC
		By Reference	8-K	September 15, 2022
3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	8-K	December 23, 2020
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation	By Reference	8-K	October 6, 2023
3.3	Certificate of Amendment changing name of Registrant to Spruce Power Holding Corporation	By Reference	8-K	November 14, 2022
3.4	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation	By Reference	8-K	October 6, 2023
3.5	Amended and Restated Bylaws, as amended as of November 10, 2022	By Reference	8-K	November 14, 2022
4.1	Description of Registered Securities	By Reference	10-K	March 31, 2021
10.1
Amended and Restated Credit Agreement, dated August 18, 2023 among Spruce Power 2, LLC, as Borrower, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company as Administrative Agent and the Issuing Bank, and the lenders from time to time party thereto.
		By Reference	10-Q	November 13, 2023

Exhibit No.	Description	Included	Form	Filing Date
10.2†	Supply Agreement, dated as of July 19, 2019, by and between XL Hybrids, Inc. and Parker-Hannifin Corporation.	By Reference	S-4/A	November 10, 2020
10.3	Form of Subscription Agreement.	By Reference	8-K	September 18, 2020
10.4	Registration Rights Agreement.	By Reference	S-4	October 2, 2020
10.5	Spruce Power Holding Corp. 2020 Equity Incentive Plan.	Herewith
10.6	Spruce Power Holding Corp. 2020 Equity Incentive Plan Form of Stock Option Agreement.	Herewith
10.7	Spruce Power Holding Corp. 2020 Equity Incentive Plan Form of Restricted Stock Unit Agreement.	Herewith
10.8	Form of Indemnification Agreement between the Registrant and each officer and director.	By Reference	8-K	December 23, 2020
10.9
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
10.10
Amended and Restated Credit Agreement, dated July 12, 2022, among Spruce Power 2, LLC, as Borrower, Silicon Valley Bank, as Administrative Agent and the Issuing Bank, and the lenders from time to time party thereto.
		By Reference	8-K	September 15, 2022
10.11
Credit Agreement, dated November 13, 2020, among Spruce Power 3, LLC, as Borrower, KeyBank National Association, as Administrative Agent and Issuing Bank, and the lenders from time to time party thereto.
		By Reference	8-K	September 15, 2022
10.12
Omnibus Amendment and Accession dated April 8, 2022, among KWS Solar Term Parent 1 LLC, KWS Solar Term Parent 2 LLC and KWS Solar Term Parent 3 LLC, as Co-Borrowers, KeyBank National Association, as Administrative Agent, and the lenders from time to time party thereto.
		By Reference	8-K	September 15, 2022
10.13
Waiver and Second Amendment to Amended and Restated Credit Agreement, dated July 12, 2022, among KWS Solar Term Parent 1 LLC, KWS Solar Term Parent 2 LLC, KWS Solar Term Parent 3 LLC and Spruce Power 3 Holdco, LLC, as Co-Borrowers, KeyBank National Association, as Administrative Agent, and the lenders from time to time party thereto.
		By Reference	8-K	September 15, 2022
10.14	Executive Employment Agreement, dated September 9, 2022, by and between XL Fleet Corp. and Christian Fong.	By Reference	8-K	September 15, 2022
10.15	Restricted Stock Award Grant under the Registrant’s 2020 Equity Incentive Plan, dated September 9, 2022, to Christian Fong by XL Fleet Corp.	By Reference	8-K	September 15, 2022
10.16	Offer Letter, dated October 25, 2018, by and between Spruce Lending Inc. and Sarah Weber Wells	By Reference	8-K	May 11, 2023

Exhibit No.	Description	Included	Form	Filing Date
10.17	Enhanced Severance Letter, dated April 27, 2022, between the Company and Sarah Weber Wells	By Reference	8-K	May 11, 2023
10.18	Offer Letter, dated as of May 18, 2022, by and between XL Fleet Corp. and Stacey Constas	By Reference	10-K	March 30, 2023
10.19	Severance Letter, dated October 26, 2022, between the Company and Stacey Constas	By Reference	8-K	October 28, 2022
10.20	Executive Severance Policy	By Reference	10-Q	August 9, 2022
21	Subsidiaries of the Registrant	Herewith
23.1*	Consent of Marcum LLP, independent registered public accounting firm	Herewith
23.2*	Consent of Deloitte & Touche LLP, independent registered public accounting firm	Herewith
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
Herewith
32.1^*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
32.2^*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
97*	Spruce Power Holding Corporation Clawback Policy	Herewith
101.INS*	Inline XBRL Instance Document	Herewith
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Herewith
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Herewith
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	Herewith
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	Herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Herewith
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

SPRUCE POWER HOLDING CORPORATION

Date: April 8, 2024	By:	/s/ Christian Fong
	Name:	Christian Fong
	Title:	Chief Executive Officer
(Principal Executive Officer)

SPRUCE POWER HOLDING CORPORATION

Date: April 8, 2024	By:	/s/ Sarah Weber Wells
	Name:	Sarah Weber Wells
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Person	Capacity	Date

/s/ Christian Fong	Chief Executive Officer and Director	April 8, 2024
Christian Fong	(Principal Executive Officer)

/s/ Sarah Weber Wells	Chief Financial Officer	April 8, 2024
Sarah Weber Wells	(Principal Financial Officer and Principal Accounting Officer)

/s/ Christopher Hayes	Director and Chair of the Board	April 8, 2024
Christopher Hayes

/s/ Kevin Griffin	Director	April 8, 2024
Kevin Griffin

/s/ Jonathan J. Ledecky	Director	April 8, 2024
Jonathan J. Ledecky

/s/ John P. Miller	Director	April 8, 2024
John P. Miller

/s/ Eric Tech	Director	April 8, 2024
Eric Tech