Form 10-K/A
period 2023-12-31
SPRUCE POWER HOLDING CORP
filed 2024-04-29
CIK 1772720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No.1)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38971
Spruce Power Holding Corporation
(Exact name of Registrant as specified in its Charter)

Delaware	83-4109918
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

2000 S Colorado Blvd, Suite 2-825 Denver, Colorado	80222
(Address of principal executive offices)	(Zip Code)
(866) 777-8235
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SPRU	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
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
As of April 26, 2024, 18,388,781 shares of the Registrant’s common stock, $0.0001 par value, were outstanding.

Explanatory Note
This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2023, of Spruce Power Holding Corporation (the “Company”, “Spruce Power”), filed with the Securities and Exchange Commission (the “SEC”) on April 9, 2024 (the “Original Form 10-K”). The purpose of this Amendment is solely to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such proxy statement is filed no later than 120 days after December 31, 2023. At this time, the Company is filing this Amendment to include Part III information in our Annual Report on Form 10-K because the Company does not intend to file a definitive proxy statement within 120 days of December 31, 2023. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth herein. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Form 10-K is hereby amended solely to include, as Exhibits 31.3 and 31.4, new certifications by the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
The reference on the cover page of the Original Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.
Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Our Executive Officers
On April 12, 2024, the Board of Directors of Spruce Power appointed Mr. Christopher Hayes, as Chief Executive Officer and President of the Company, effective April 12, 2024 (“Transition Date”). In connection with Mr. Hayes’s appointment as Chief Executive Officer and President, Mr. Hayes and the Company entered into a CEO Offer Letter on April 12, 2024, under which Mr. Hayes’s service to the Company as its Chief Executive Officer and President commenced on the Transition Date and will continue until terminated by the Company.

The selection of Mr. Hayes to perform the functions of Chief Executive Officer and President and to serve as a member of the Board was not pursuant to any arrangement or understanding between Mr. Hayes and any other person. There are no family relationships between Mr. Hayes and any director or executive officer of the Company, and there are no transactions between Mr. Hayes and the Company that would be required to be reported under Item 404(a) of Regulation S-K.

Mr. Fong’s resignation from the board was not because of a disagreement with the Company, known to an executive officer of the Company, on any matter relating to the Company’s operations, policies or practices. Mr. Fong is eligible for severance per the terms of his employment agreement, subject to Mr. Fong’s execution of a separation agreement and release of claims to Mr. Fong’s employment agreement, Mr. Fong will receive the following severance benefits in accordance with his employment agreement: (a) continuing payments in an amount equal to the sum of eighteen months of his current annual base salary of $650,000 and 1.5 times his target bonus, payable ratably over an eighteen month period (less all customary and required taxes and employment related deductions), (b) acceleration of unvested equity grants with time-based vesting that would have vested during the twelve month period following the Transition Date, and (c) a lump sum payment equal to COBRA premiums at active employee rates for eighteen months, which Mr. Fong is obligated to repay to the Company to the extent he obtains subsequent medical coverage and has unused months of COBRA coverage. Pursuant to his release agreement, Mr. Fong would receive a total of 147,709 shares of common stock which is comprised of (a) 49,715 of vested RSU and (b) 97,994 pro rata portion of RSU upon separation date. As of the date hereof, the release agreement has not been signed.

The executive officers of the Company as of the date of this filing are as follows:

Name	Age	Principal Occupation During the Past Five Years
Christopher Hayes(1)	50
Chief Executive Officer and President of the Company since April 2024, and a director of the Company since December 2020. From January 2023 to April 2024, Mr. Hayes served as the Chair of the Board of the Company. From August 2019 until December 2020, Mr. Hayes served as a member of the Board of the Company’s predecessor, XL Hybrids Inc. From August 2016 to January 2017, Mr. Hayes served as the Senior Vice President of Edison Energy, LLC, an indirect subsidiary of Edison International, a publicly traded energy and power markets company, following Edison’s acquisition of Altenex, a renewable energy procurement company co-founded by Mr. Hayes in 2011. Most recently, Mr. Hayes served as managing partner and director of Alturus, a sustainable infrastructure investment company he co-founded in 2018.

Sarah Weber Wells	46
Chief Financial Officer of the Company since May 2023. Prior thereto, Senior Vice President, Finance and Accounting, and Head of Sustainability of the Company since February 2023; prior thereto Chief Financial Officer of Spruce Holding Company 1 LLC, Spruce Holding Company 2 LLC and Spruce Holding Company 3 LLC, which were acquired by the Company on September 9, 2022 (collectively, “Spruce Power”), from May 2022 to February 2023. Prior to joining Spruce Power, Finance Manager of Cornerstone Building Brands, a building products manufacturer, from November 2013 to November 2018.

Jonathan M. Norling	55
Chief Legal Officer of the Company since February 2023; prior thereto General Counsel of Spruce Power from January 2019 to February 2023, Deputy General Counsel of Spruce Power from January 2018 to January 2019, and Interim General Counsel of Spruce Power from July 2017 to January 2018.

1.Christopher Hayes, who served as Chair of the Board in fiscal year 2023 has become President and Chief Executive Officer as of April 12, 2024, replacing Christian Fong who served as Chief Executive Officer from February 1, 2023 until April 12, 2024.

There are no family relationships or other arrangements or understandings (as defined under applicable SEC regulations) among any of the directors or executive officers of the Company.
Our Board of Directors
Set forth below is information regarding each of the six members of the Board of Directors of Spruce Power (the "Board") as of the date of this filing:

Name	Age	Position with the Company
Christopher Hayes(1)	50	Chief Executive Officer and Chair of the Board
Eric Tech	60	Director
Kevin Griffin	47	Director
Jonathan J. Ledecky	66	Director
John P. Miller	66	Director
Ja-chin Audrey Lee, Ph. D.	45	Director
1.Christopher Hayes qualifications are discussed above under Our Executive Officers.

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our Board of Directors has determined that the following members of our Board of Directors are “independent directors” as defined by New York Stock Exchange: Kevin Griffin, Jonathan J. Ledecky, John P. Miller (Lead Director) and Ja-chin Audrey Lee, Ph. D.
Eric Tech has served as a member of the Board of Directors since December 2021 and served as Chief Executive Officer of the Company from December 2021 until February 1, 2023. Mr. Tech brings nearly 35 years of automotive and mobility industry experience to the Company. From June 2006 through August 2021, he held senior leadership positions of increasing responsibility at Navistar International Corporation (“Navistar”), a publicly traded global manufacturer and marketer of medium and heavy duty vehicles and parts, finishing his career there as Senior Vice President of Corporate Development. The board believes that, as former CEO, Mr. Tech is uniquely positioned to report to the board on Company activities and guide discussions regarding potential strategic priorities.
Kevin Griffin has served as a member of our Board of Directors since April 2019. Mr. Griffin founded MGG Investment Group in 2014 and serves as the Managing Partner, CEO, and CIO of the firm. In this capacity, Mr. Griffin is responsible for overseeing all aspects of the firm, including the investment process from origination through portfolio monitoring as well as the strategic vision for the firm. Mr. Griffin’s investment and mergers & acquisitions background provides significant benefit to the board when analyzing and assessing acquisition opportunities. Mr. Griffin also serves on the board of KLDiscovery (NYSE: KLDI).
Jonathan J. Ledecky has served as a member of our Board of Directors since our inception. From our inception until December 2020, Mr. Ledecky served as our Chair and Chief Executive Officer. Mr. Ledecky has been a co-owner of the National Hockey League’s New York Islanders franchise since October 2014. He also serves as an Alternate Governor on the Board of Governors of the NHL and as President of NY Hockey Holdings LLC. Mr. Ledecky has served as chairman of Ironbound Partners Fund LLC, a private investment management fund, since March 1999. He served as President and Chief Financial Officer and as a director of Newtown Lane Marketing, Incorporated, from October 2015 until October 2021, when it consummated its merger with Cyxtera Cybersecurity. He has continued to serve as a director of the company (now Appgate Inc.) since such date. He served as the President and Chief Operating Officer and as a director of Northern Star Acquisition Corp. from September 2020 until it consummated an initial business combination with Barkbox, Inc., the leading global brand for dogs, in June 2021. Mr. Ledecky served as a director of Bark, Inc. until October 2022. He has also served as the President, Chief Operating Officer and director of Northern Star Investment Corp. II since November 2020, President, Chief Operating Officer and director of Northern Star Investment Corp. III since November 2020, President, Chief Operating Officer and director of Northern Star Investment Corp. IV since November 2020 and Chief Executive Officer, Chief Financial Officer and a director of Yale Transaction Finders Inc. since March 2022, each of which is a blank check company seeking to consummate a business combination. From August 2018 to December 2019, he served as Chairman and Chief Executive Officer of Pivotal Acquisition Corp. until it consummated its business combination with KLDiscovery In. (NYSE: KLDI). Mr. Ledecky continued to serve as a member of the board of KLDiscovery from its merger until June 2021. Mr. Ledecky’s lengthy history of acquisitions, and his knowledge of emerging market opportunities, provides a dynamic voice to board discussions and deliberations.
John P. Miller was appointed by the board to become a director in March 2022. Mr. Miller has over 40 years of broad-based executive management experience in the transportation, manufacturing and distribution industries in both public and private equity companies. From 2017 to 2021, he served as Chief Executive Officer of Power Solutions International (OTC Pink: PSIX), a leader in the design, engineering, and manufacturing of a broad range of advanced, emission-certified engines and power systems. Prior to Power Solutions, from 2008 through 2016, Mr. Miller served in operational and financial management positions of increasing responsibility at Navistar International Corporation, a global manufacturer of commercial and military trucks, school buses, and diesel engines. Mr. Miller’s substantial financial experience is of great assistance to the board as continued exploration of short and longer term growth strategies occurs.
Ja-chin Audrey Lee, Ph. D. was appointed by the board to become a director in April 2024. Ms. Lee is a clean energy executive with 20 years of experience in the private and public sectors. She is a strategic leader pioneering the next generation of energy solutions with expertise at the intersection of technology, product, and market development. She continues to serve as Senior Director of Energy Strategy at Microsoft Corporation since 2021, where she leads global technology, resilience, infrastructure, and commercial strategy on the Microsoft datacenter energy team to enable a resilient and sustainable cloud. From 2017 to 2020, she served as Vice President of Energy Services at Sunrun Inc., a leading provider of residential solar. She serves on the board of Redaptive Inc., deploying energy-as-a-service across commercial and industrial real estate portfolios. She also serves as a board member of Gridworks, Linux Foundation Energy, and Clean Energy for America Education Fund. Ms. Lee brings substantial experience in the renewable energy industry, as well as, critical power solutions that will enable the Company’s growth strategies.

Committees of Our Board of Directors

The Board maintains the following standing committees: Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. The complete text of each committee’s charter is available on the Company’s website, www.sprucepower.com, under the Governance tab.
Audit Committee. The Company’s Audit Committee (the “Audit Committee”) for purposes of Section 3(a)(58)(A) of the Exchange Act. The Audit Committee currently has three members, John P. Miller (Chair), Jonathan J. Ledecky, and Kevin Griffin. John P. Miller is an “Audit Committee Financial Expert,” as determined by the Board of Directors.
Delinquent Section 16 Reports
Section 16(a) of the Exchange Act requires Company directors, executive officers and other persons who beneficially own more than 10% of the Company’s common stock, to file reports with the SEC regarding their initial stock ownership and any changes in their stock ownership. Based solely on a review of the reports filed for the fiscal year and related written representations, the Company believes that all of our executive officers and directors filed the required reports on a timely basis under Section 16(a), with the exception of a Form 4 report filed by Stacey Constas on April 28, 2023 reporting a transaction on February 7, 2023, a Form 4 report filed by Donald P. Klein on April 28, 2023 reporting a transaction on April 11, 2023, a Form 4 filed by Christian Fong on May 30, 2023 reporting transactions on May 24, 2023 and May 25, 2023, a Form 4 filed by Stacey Constas on June 30, 2023 reporting a transaction on June 12, 2023, and a Form 4 filed on October 3, 2023 by Christian Fong reporting a transaction on September 9, 2023.
Code of Conduct and Ethics
The Company has adopted a code of conduct and ethics that applies to all of our employees, including our chief executive officer and principal executive officer and principal financial and accounting officers. The text of the code of conduct and ethics is posted on our website at www.sprucepower.com under the Governance, Documents and Charters section of our Investors page and will be made available to stockholders without charge, upon request, in writing to the attention of our Corporate Secretary at Spruce Power Holding Corporation, 2000 S Colorado Blvd, Suite 2-825, Denver, Colorado 80222. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive officer and principal financial officer will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of the New York Stock Exchange.
Item 11. Executive Compensation
Executive Officer and Director Compensation
Narrative Discussion of Executive Compensation1
This section explains our executive compensation program for our named executive officers (“NEOs”) and the decisions made with respect to 2023 regarding the compensation of each of our NEOs who served in 2023. This section also describes the process of the Company’s Compensation Committee (the “Compensation Committee”) and Board of Directors for making compensation decisions, as well as the rationale for specific decisions related to the fiscal year ended December 31, 2023. Refer to the following individuals in this report as our NEOs:

Name	Position
Christian Fong	Former President and Chief Executive Officer
Eric Tech	Former President and Chief Executive Officer
Sarah Weber Wells	Chief Financial Officer
Jonathan M. Norling	Chief Legal Officer
Donald Klein	Former Chief Financial Officer
Stacey Constas	Former General Counsel

How Our NEOs Were Selected
Our NEOs have been determined in accordance with the rules of the Securities and Exchange Commission, which provides that our NEOs consist of (i) the two persons who served as our Chief Executive Officer during 2023 (Mr. Tech and Mr. Fong), (ii) the two other most highly compensated executive officers of the Company based on their total compensation during 2023 who were executive officers as of December 31, 2023 (Mrs. Weber Wells and Mr. Norling) and (iii) two other
1 The Company qualifies as a “smaller reporting company” under the rules promulgated by the SEC, and have elected to comply with the disclosure requirements applicable to smaller reporting companies.

persons who would have been NEOs but for the fact that the person was not serving as an executive officer of the Company as of December 31, 2023 (Mr. Klein and Ms. Constas). As a result of the changes in our management team during 2023 and 2024 as described in the next paragraph, Mrs. Weber Wells and Mr. Norling are the only NEOs who are still executive officers as of the date of this report.
Mr. Fong was appointed as President on September 9, 2022 and became Chief Executive Officer on February 1, 2023, replacing Mr. Tech who served as President and Chief Executive Officer through February 1, 2023. Effective April 12, 2024, Mr. Fong was replaced by Christopher Hayes as President and Chief Executive Officer. Mr. Klein, who had been serving as Chief Financial Officer, departed the Company on May 19, 2023. Ms. Constas, who had been serving as General Counsel, departed the Company on July 21, 2023.
Executive Compensation Philosophy and Objectives
Our executive compensation philosophy is driven by the following guiding principles that underpin the critical connections between performance, long-term value creation, talent management, compensation governance and our cultural values:
•Competitively Positioned: Target compensation should be competitive with that being offered to individuals in comparable roles at other companies with which the Company compete for talent to ensure that we employ the best people to lead our success.
•Performance-Driven and Stockholder-Aligned: A meaningful portion of total compensation should be variable and linked to the achievement of specific short- and long-term performance objectives and designed to drive stockholder value creation.
•Responsibly Governed: Decisions about compensation should be guided by appropriate governance standards and rigorous processes that encourage prudent decision-making.

Elements of Pay: Total Direct Compensation
Our executive compensation philosophy is supported by the following principal elements of pay:

Pay Element	How It's Paid	Purpose
Base Salary	Cash (Fixed)
Provide a competitive base salary rate relative to similar positions in the market and enable the Company to attract and retain critical executive talent, reward overall performance by our executive officers and provides a degree of financial stability for each of our executive officers.

Annual Incentives	Cash (Variable)	Reward executives for delivering on annual strategic objectives that we believe contribute to the creation of stockholder value and help us attract and retain critical executive talent.
Long-Term Incentives	Equity (Variable)	Provide incentives for executives to execute on longer-term financial goals that we believe drive the creation of stockholder value and help us attract and retain executive talent.
Base Salary
Base salary represents annual fixed compensation and is a standard element of compensation necessary to attract and retain executive leadership talent. Base salary also rewards overall performance and provides a degree of financial stability for our NEOs. In making base salary decisions, the Compensation Committee considers the CEO’s recommendations, as well as each NEO’s position and level of responsibility within the Company. The Compensation Committee (and the Board with respect to the CEO) takes into account factors such as competitive market data as well as individual performance, experience, tenure, internal equity, and employee potential. Among each NEO, the relative weighting of these factors was not assigned to all or any individual, but the Committee did make subjective determinations that the amounts of base salary were appropriate considering all of these factors collectively.
Annual Incentives
The 2023 Annual Incentive Plan provided our NEOs the opportunity to earn a performance-based annual cash bonus. Actual payouts depend on the achievement of a combination of pre-determined organizational and individual performance objectives. Target annual bonus opportunities are expressed as a percentage of base salary and were established by the NEO’s level of responsibility and their ability to impact overall results. These targets were established based on recommendations from our independent consultants. Target award opportunities for 2023 were as follows:

Name	2023 Base Salary	Bonus Target (% of Base Salary)	Bonus at Target ($)
Christian Fong	$650,000	100%	$650,000
Sarah Weber Wells	$300,000	40%	$120,000
Jonathan M. Norling	$300,000	50%	$150,000
Donald Klein	$385,000	50%	$192,500
Stacey Constas	$310,000	40%	$124,000
2023 Organizational Performance Metrics. In 2023, the Compensation Committee identified revenue, gross margin and EBITDA as the organizational performance metrics in the Annual Incentive Plan because the Company believes it is important to focus our NEOs on top line growth and profitability. Revenue ensures we are delivering an appropriate level of top-line growth, while gross margin keeps us focused on efficient delivery and execution, and EBITDA focuses our NEOs on cash generated by the Company’s operations.
Annual Incentive Plan Structure. The Annual Incentive Plan provides each of our NEOs with a bonus opportunity that can range from 0% to 150% of target award amounts. The plan as contemplated in 2023 was structured as follows:

Plan Goal Component	Organizational and Individual Plan Weighting	Weighting Within Metric Group	Payout
			Min*	Target	Max
Organizational Performance Metrics	60%
Revenue		25%	75%	100%	150%
Gross Margin		25%	75%	100%	150%
EBITDA		50%	75%	100%	150%
Individual Performance Metrics	40%
Discrete objectives established for each NEO		100%	75%	100%	150%
*Minimum payouts are subject to the achievement of a pre-determined “threshold” metric — such as revenue, gross margin and EBITDA, that was set at 75% of the relevant organization or individual target.
Annual Incentive Plan Results. In determining bonus target achievement, the Committee measured results against goals, and additionally considered other events that occurred during the fiscal year, for which NEO leadership was critical. Additionally, certain NEOs received guaranteed bonus payments pursuant to the Executive Severance Policy, discussed below.
Long-Term Equity Incentives
In 2023, the Committee determined that all long-term equity incentives would be granted in the form of restricted stock units (“RSUs”), with a four year vesting schedule of twenty-five percent (25%) per year on the anniversary date of grant. The Committee believes that RSUs best align the interests of award recipients with those of our stockholders based on recommendations from our independent consultant. The long term nature of the RSUs creates performance and retention incentive for recipients.
The Company continues to evolve as a business and recognizes that the structure of our equity program must evolve with the transition of our business strategy. The Compensation Committee is currently evaluating its approach to long-term equity incentive compensation and is committed to putting forth a program that aligns the interests of our executives and stockholders each year.
The 2023 awards for each NEO were as follows:

Name	RSUs	Grant Date Fair Value(1) ($)
Christian Fong(2)	—	—
Eric Tech	25,352	$109,267
Sarah Weber Wells	60,750	$268,515
Jonathan M. Norling	64,625	$285,643

Donald Klein	—	—
Stacey Constas	—	—
1.Individual award amounts reflect the grant date fair values of such awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures.
2.Upon separation date as of April 12, 2024, Mr. Fong received vested shares of 147,709 at market price of the Company’s common stock on April 12, 2024 of $3.35 for a grant date fair value of $494,825.
Executive Compensation Decision-Making Process
The Role of the Compensation Committee. The Compensation Committee oversees the executive compensation program for our NEOs. The Compensation Committee is comprised of independent, non-employee members of the Board. The Compensation Committee works closely with its independent consultant and management to examine the effectiveness of the Company’s executive compensation program throughout the year. Details of the Compensation Committee’s authority and responsibilities are specified in its charter, which may be accessed at our website at https://investors.sprucepower.com/governance/documents-and-charters/default.aspx. The Compensation Committee makes all final compensation and equity award decisions regarding our NEOs, except for the CEO, whose compensation is determined by the independent members of the Board, based upon recommendations of the Compensation Committee.
The Role of Management. Members of our management team attend regular meetings where executive compensation, Company and individual performance, and competitive compensation levels and practices are discussed and evaluated; however, they are not present in the board room, nor do they participate in discussions about their own pay. Only the Compensation Committee members are allowed to vote on decisions regarding NEO compensation. The CEO reviews his recommendations pertaining to other executives (non-NEO) pay with the Compensation Committee providing transparency and oversight. Decisions on non-NEO pay are made by the CEO. The CEO does not participate in the deliberations of the Compensation Committee regarding his own compensation. Independent members of the Board make all final determinations regarding CEO compensation.
The Role of the Independent Consultant. The Compensation Committee engages an independent compensation consultant to provide expertise on competitive pay practices, program design, and an objective assessment of any inherent risks of any programs. Pursuant to authority granted to it under its charter, the Compensation Committee has hired Pearl Meyer & Partners, LLC (“Pearl Meyer”) and Merdian Compensation Partners, LLC (“Merdian”) as its independent consultants. Pearl Meyer and Merdian both report directly to the Compensation Committee and does not provide any additional services to management. The Compensation Committee has conducted an independence assessment of Pearl Meyer and Merdian in accordance with SEC rules.
The Role of Peer Group Companies. The Compensation Committee strives to set a competitive level of total compensation for each NEO as compared with executive officers in similar positions at peer companies. For purposes of setting 2023 compensation levels, the Compensation Committee did not reference a specific peer group or conduct formal benchmarking, but subjectively took into account publicly available data of similarly sized and situated companies and industry specific survey data. This market data was not the sole determinant in setting pay levels for the NEOs. Actual pay levels can be above or below the targeted levels depending on the Compensation Committee’s subjective evaluation of factors such as experience, individual or company performance, tenure, employee potential, unique skills, criticality of the position to the Company and other factors. In general, the Compensation Committee desires to balance general internal and external equity and reserve the right to use discretion to deviate when necessary to recruit employees and/or retain the right talent.

2023 Summary Compensation Table
The following table sets forth information regarding the compensation to our NEOs for the years ended December 31, 2023 and 2022.

Name	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards($)(3)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)(4)	Total ($)
Christian Fong	2023	$650,000	$650,000	$—	$—	$—	$—	$17,900	$1,317,900
Former President and CEO	2022	200,000	203,014	—	—	—	—	12,200	$415,214
Eric Tech	2023	50,037	—	—	—	—	—	1,839,615	1,889,652
Former President and CEO	2022	600,440	520,000	1,000,000	—	—	—	465,414	2,585,854
Sarah Weber Wells	2023	285,346	120,000	268,515	—	—	—	13,579	687,440
Chief Financial Officer and Head of Sustainability
Donald Klein	2023	150,516	80,208	30,447	—	—	—	588,821	849,992
Former Chief Financial Officer	2022	273,166	187,500	—	—	—	—	10,019	470,685
Jonathan M. Norling	2023	297,462	150,000	285,643	—	—	—	6,250	739,355
Chief Legal Officer
Stacey Constas	2023	154,030	51,667	11,527	—	—	—	471,350	688,574
Former General Counsel	2022	236,025	112,000	—	—	—	—	23,880	371,905
(1)Amounts in this column for 2023 represent performance bonuses.
(2)Amounts shown under the heading “Stock Awards” reflect the grant date fair values of such awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures, based on assumptions set forth in Note 16 to the Company’s financial statements in its Annual Report on Form 10-K for the year ended December 31, 2023.
(3)Amounts shown under the heading “Stock Option Awards” reflect the grant date fair values for stock option awards calculated using the Black-Scholes option pricing model based on assumptions set forth in Note 16 to the Company’s financial statements in its Annual Report on Form 10-K for the year ended December 31, 2023.
(4)Includes 401(k) plan contributions made by the Company; and for 2023 also includes: (a) Mr. Tech, $418,114 paid in connection with compensation foregone from Mr. Tech’s prior employer, for which the Company agreed to indemnify Mr. Tech and COBRA benefits and (b) for Mr. Klein amounts payable pursuant to the Company’s severance policy.

Outstanding Equity Awards at 2023 Fiscal Year-End
The following table shows (i) the number of outstanding stock option awards that are vested and unvested as of December 31, 2023; (ii) the exercise price and expiration date of these options; and (iii) the aggregate number and value as of December 31, 2023 of all unvested restricted stock or units. The values ascribed to the awards in the table below may or may not be realized by their recipients, depending on share prices at the time of vesting or exercise.

Outstanding Equity Awards at Fiscal Year-End
Option Awards								Restricted Stock Unit Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable (#)	Number of Securities Underlying Unexercised Options - Unexercisable (#)	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)(1)	Option Expiration Date(1)	Equity Award Grant Date	Equity Award Vesting Dates(2)	Number of Units of Stock Held That Have Not Vested (#)(3)	Market Value of Units of Stock Held that Have Not Yet Vested ($)(3)	Equity incentive plan awards: Number of unearned shares or units or other rights that have not vested (#)
Christian Fong	—	—	—	—	12/31/31	12/1/21		—	—	—
Eric Tech	—	—	—	—	12/31/31	12/1/21		25,352	109,267	—
Sarah Weber Wells	—	—	—	—	12/31/31	12/1/21	(a)	60,750	$268,515	45,562
Jonathan M. Norling	—	—	—	—	12/31/31	12/1/21	(b)	64,625	$285,643	48,469
Donald Klein	—	—	—	—	12/31/31	12/1/21		—	—	—
Stacey Constas	—	—	—	—	12/31/31	12/1/21		—	—	—
(1)These columns reflect the exercise price and expiration date, respectively, for all of the stock options under each award.
(2)The following describes the vesting dates of the relevant award: (i) those awards designated by an (a) vest 25% on the first anniversary of the grant date and then in substantially equal monthly installments over the next three years following such first anniversary; (ii) those awards designated by an (b) vest 25% on the first anniversary of the grant date and then 25% each year thereafter.
(3)These columns reflect the number of unvested RSUs held by each NEO under each award of RSUs and the dollar value of those units is calculated using the closing market price of the Company’s common stock on December 29, 2023 of $4.42.
Employment Agreements and Severance Agreements
Executive Severance Policy. Effective May 11, 2022, the Company adopted an Executive Severance Policy (the “ESP”) which provides severance benefits to management and other key employees designated as participants by the Board of Directors. The ESP provides for severance benefits following a “Qualifying Termination” and enhanced severance benefits if there is a Qualifying Termination 90 days before or 12 months after a change of control of the Company. In September 2022, the Company Board of Directors determined that the Spruce Power acquisition qualified as a change in control of the Company, due to the nature of the transaction under which all executive management was scheduled to transition, and the pivoting of the strategic and operational focus of the Company away from its legacy business.

On April 12, 2024, the Company created a letter agreement (the “Fong Severance Letter”) to Mr. Fong confirming the severance he would be entitled to receive under the ESP following the Spruce Power acquisition. Pursuant to the Fong Severance Letter, following the termination of his employment as of April 12, 2024, and receipt by the Company of a separation agreement which included a customary release of claims, Mr. Fong will be receiving severance benefits equal to eighteen months of base salary; payment of his 2023 annual performance bonus at 100% of target and payment of his 2024 annual performance bonus pro-rata based on the number of days Mr. Fong was employed in calendar year 2024; eighteen months of COBRA premiums; and immediate vesting of unvested, time-based equity awards that had been granted prior to the date of employment separation, along with an immediate ability to exercise any outstanding stock options.

Mr. Don Klein served as Chief Financial Officer of the Company since April 2022 and resigned May 2023. Severance benefits were granted to Mr. Klein following the termination of his employment in accordance with the provision under the Company’s Executive Severance Policy, discussed above. As a result, Mr. Klein is entitled to, and has received the following severance, after receipt by the Company of a separation agreement which included a customary release of claims: (a) lump sum payment of base salary for 18 months, (b) the cost of COBRA continuation coverage for all health plans and programs for such 18 months periods, as applicable, (c) a pro rata portion of his annual performance bonus, (d) immediate vesting of all outstanding options and RSUs.

Ms. Stacey Constas served as General Counsel of the Company since May 2022 and resigned July 2023. Severance benefits were granted to Ms. Constas following the termination of her employment in accordance with the provision under the Company’s Executive Severance Policy, discussed above. As a result, Ms. Constas is entitled to, and has received the following severance, after receipt by the Company of a separation agreement which included a customary release of claims: (a) lump sum payment of base salary for 18 months, (b) the cost of COBRA continuation coverage for all health plans and programs for such 18 months periods, as applicable, (c) a pro rata portion of his annual performance bonus, (d) immediate vesting of all outstanding options and RSUs.
Director Compensation
No member of our Board of Directors who is also a member of management receives cash, equity or other non-equity compensation for service on our Board of Directors. In 2022 the Company approved the following Non-Employee Director Compensation Policy that is designed to align compensation with our business objectives and the creation of stockholder value, while enabling us to attract, retain, incentivize and reward directors who contribute to our long-term success.
Non-Employee Director Compensation Policy
Annual Equity Award
Under the non-employee director compensation policy, each non-employee director of the Company will receive a $150,000 annual equity award, such award comprised solely of RSUs. The chair of our Board of Directors will receive an additional $20,000 annual equity award, such grant comprised solely of restricted stock units. The awards will be granted on the date of each annual meeting of stockholders at which the director is elected to our Board of Directors or continues to serve as a director. Each grant will vest in full on the first anniversary of the grant date.
Initial Equity Award
Upon initial election to our Board of Directors, each new non-employee director of the Company will receive an initial equity award equal to 150% of the annual equity award, such award comprising of restricted stock units. The initial equity award will vest in equal installments on the first, second and third anniversary of the date of the grant.
Annual Cash Retainer
Each non-employee director of the Company will receive an annual cash retainer of $50,000 for his or her service on our Board of Directors, and the chair of our board will receive an additional $20,000 cash retainer. Each member of the audit, compensation and nominating and corporate governance committees will receive an annual cash retainer of $10,000, $7,500 and $5,000, respectively. In addition, the chair of each of the audit, compensation and nominating and corporate governance committees will receive an additional cash retainer of $20,000, $15,000 and $10,000, respectively. The annual cash retainers, as applicable, will be payable in quarterly installments, in arrears, at the end of each calendar quarter for the duration of such non-employee director’s service on our Board of Directors or committee.
Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Total ($)
(a)	(b)	(c)	(d)
Christopher Hayes	92,500	170,093	262,593
Eric Tech(e)	50,000	150,084	200,084
Kevin Griffin	67,500	150,084	217,584
Jonathan J. Ledecky	60,000	150,084	210,084
John Miller	102,500	150,084	252,584
(a)Board members
(b)Board fees earned for fiscal year ended December 31, 2023.
(c)The dollar value of those units is calculated using the closing market price of the Company’s common stock on the grand date of on May 25, 2023 of $5.92.
(d)Total compensation received.
(e)Represents compensation to Mr. Tech as a director after he ceased serving as President and Chief Executive Officer of the Company as of February 1, 2023.

OTHER PRACTICES, POLICIES & GUIDELINES
Anti-Hedging & Pledging Policies
Our insider trading policy prohibits our employees, including officers, and directors from pledging or engaging in hedging or similar transactions in our securities, including but not limited to prepaid variable forwards, equity swaps, collars, exchange funds, puts, calls and short sales.
Other Benefits and Perquisites
All of our NEOs are eligible to participate in our employee benefit plans, including medical, dental, vision, and life insurance plans, in each case on the same basis as all of our other employees. The Company pays premiums for the life, disability, accidental death, and dismemberment insurance for all employees, including our NEOs. The Company generally does not provide perquisites or personal benefits.
401(k) Plan and Employee Stock Purchase Plan
The Company maintains a 401(k) plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation up to certain Code limits, which are updated annually. The Company provides for safe harbor matching contributions equal to 100% on the first 3% of an employee’s eligible earnings deferred and an additional 50% on the next 2% of an employee’s eligible earnings deferred. Employee elective deferrals and safe harbor matching contributions are 100% vested at all times. The 401(k) plan is intended to be qualified under Section 401(a) of the Code, with the related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan are deductible by us when made, and contributions and earnings on those amounts are not generally taxable to the employees until withdrawn or distributed from the 401(k) plan.
Impact of Tax and Accounting
The Company regularly considers the various tax and accounting implications of our compensation plans. When determining the amount of long-term incentives and equity grants to executives and employees, the compensation costs associated with the grants are reviewed, as required by FASB ASC Topic 718.
While considering tax deductibility as only one of several considerations in determining compensation, the Audit Committee believes that the tax deduction limitation should not compromise its ability to structure compensation programs that provide benefits to the Company that outweigh the potential benefit of a tax deduction and, therefore, may approve compensation that is not deductible for tax purposes.
Insider Trading, Anti-Hedging and Anti-Pledging
Our Board of Directors has adopted an Insider Trading Policy governing stock trading and prohibiting insider trading, which applies to all of our directors, officers and employees. The policy contains various restrictions on transactions in our stock by our directors, officers and employees and requires all such trades to be pre-cleared and may only occur during permitted periods (based on, for example, the timing of the release of our quarterly or annual financial results, or during periods when the director, officer or employee is not acting on non-public material information). The Company also considers it improper and inappropriate for our directors, officers and employees to engage in short-term or speculative transactions in our securities. Our policy has prohibitions on short-term trading, short sales, publicly traded options, hedging transactions and margin accounts and pledges. No named executive officer has entered into any such prohibited transaction.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 26, 2024 for (a) all NEOs set forth in Item 11 above, (b) each of our current directors and director nominees, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. The Company deemed shares of our common stock that may be acquired by an individual or group within 60 days of April 26, 2024 pursuant to the exercise of options or warrants or the vesting of restricted stock units to be outstanding for the purpose of computing the percentage ownership of such individual or group, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, the Company believes that the stockholders named in this table have sole voting and investment power with respect to all shares of our common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 18,388,781 shares of our common stock outstanding on April 26, 2024.

	Shares Beneficially Owned
Name and Address	Number	Percent
Directors and Named Executive Officers(1)
Christopher Hayes(2)	216,740	1.2%
Christian Fong	196,675	1.1%
Sarah Weber Wells	19,020	*
Jonathan M. Norling	22,244	*
Donald Klein(3)	45,158	*
Stacey Constas(4)	14,270	*
Eric Tech(5)	167,293	*
Kevin Griffin(6)	744,215	4.1%
Jonathan J. Ledecky(7)	640,584	3.4%
John P. Miller(8)	54,544	*
Ja-chin Audrey Lee, Ph. D.	—	*
All directors and NEO as a group (8 persons)	1,864,640	10.1%
Five Percent Holders:
James S. Davis	1,422,489	7.7
* Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.
(1)The business address of the stockholder is c/o Spruce Power Holding Corporation, 2000 S Colorado Blvd, Suite 2-825, Denver, Colorado 80222.18
(2)Consists of (a) 25,362 shares held of record, (b) options to purchase 162,647 shares of our common stock, and (c) restricted stock units as to 28,731 shares, which vest within 60 days of April 26, 2024.
(3)The beneficial ownership information for Mr. Klein is based on the most recent information provided to the Company as of the time of Mr. Klein’s departure from his position as Chief Financial Officer as of May 19, 2023.
(4)Includes (a) 12,898 shares held of record and (b) options to purchase 1,372 shares of our common stock. The beneficial ownership information for Ms. Constas is based on the most recent information provided to the Company as of the time of Ms. Constas’s departure from her position as General Counsel as of July 21, 2023.
(5)Consists of (a) 86,079 shares held of record, (b) 3,125 shares held by Mr. Tech's daughter, (c) options to purchase 52,738 shares of our common stock, and (d) restricted stock units as to 25,352 shares, which vest within 60 days of April 26, 2024. Mr. Tech disclaims ownership of the shares of our common stock held by his daughter.
(6)Consists of (a) 13,749 shares held of record, (b) options to purchase 2,414 shares of our common stock, and restricted stock units as to 25,352 shares, which vest within 60 days of April 26, 2024, held in the name of Mr. Griffin;(c) 438,125 shares of our common stock managed by MGG Investment Group, LP (“MGG”), that allocates to various held funds of which Mr. Griffin is the Chief Executive Officer and Chief Investment Officer, and (d) 264,583 shares of common stock issuable upon exercise of warrants held by MGG , of which Mr. Griffin is the Chief Executive Officer and Chief Investment Officer. Notwithstanding his dispositive and voting control over such shares, Mr. Griffin disclaims beneficial ownership of the shares of our common stock and warrants held by MGG, except to the extent of his proportionate pecuniary interest therein. The business address of each of the foregoing is c/o Graubard Miller, The Chrysler Building, 405 Lexington Avenue, 11th Floor, New York, New York 10174.
(7)Consists of (a) 20,112 shares held of record, (b) options to purchase 2,413 shares of our common stock and restricted stock units as to 25,352 shares, which vest within 60 days of April 26, 2024, held in the name of Mr. Ledecky, and (c) 328,125 shares and 264,583 shares of common stock issuable upon exercise of warrants held by Ironbound Partners Fund, LLC, an affiliate of Mr. Ledecky. Notwithstanding his dispositive and voting control over such shares, Mr. Ledecky disclaims beneficial ownership of the shares of our common stock and warrants held by Ironbound Partners Fund, LLC, except to the extent of his proportionate pecuniary interest therein. The business address of Mr. Ledecky is c/o Graubard Miller, The Chrysler Building, 405 Lexington Avenue, 11th Floor, New York, New York 10174.
(8)Consists of (a) 23,145 shares held of record and (b) restricted stock units as to 31,399 shares, which vest within 60 days of April 26, 2024.
(9)See footnotes (2) and (5) – (7) above. Includes options to purchase a total of 232,308 shares and restricted stock units as to a total of 136,183shares, which vest within 60 days of April 26,2023, and 529,166 shares of common stock issuable upon exercise of warrants.

Equity Compensation Plan Information
The following table summarizes share information, as of December 31, 2023, for the Company’s equity compensation plans and arrangements, consisting of the XL Fleet Corp. 2020 Equity Incentive Plan and XL Hybrids, Inc. 2010 Equity Incentive Plan. New awards may only be made under the 2020 Equity Incentive Plan.

Equity Plan Category	Number of Shares To Be Issued Upon Exercise Of Outstanding Options and Vesting of Outstanding RSUs(1)	Weighted-Average Exercise Price Of Outstanding Options(1)	Shares Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	2,689,726	$17.89	3,455,561
Equity compensation plans not approved by shareholders	—	—	—
Total	2,689,726	$17.89	3,455,561
1.Consists of options with respect to 193,156 shares outstanding as of December 31, 2023 and RSUs with respect to 2,496,570 shares un-vested as of December 31, 2023. The weighted-average exercise price does not take the RSUs into account.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Person Transactions
Our Audit Committee Charter requires all future transactions between us and any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of them, or any other related persons, as defined in Item 404 of Regulation S-K, or their affiliates, in which the amount involved is equal to or greater than $120,000, be approved in advance by our Audit Committee. Any request for such a transaction must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, our Audit Committee is to consider all available information deemed relevant by the Audit Committee, including, but not limited to, the extent of the related person’s interest in the transaction, and whether the transaction is on terms no less favorable to us than terms the Company could have generally obtained from an unaffiliated third party under the same or similar circumstances.
Related Party Transactions
Our Board of Directors adopted a written related person transactions policy that sets forth policies and procedures regarding the identification, review, consideration and oversight of related person transactions. For purposes of this policy only, a related person transaction is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company or any of its subsidiaries, are participants involving an amount that exceeds $120,000, in which any related person has a material interest.
Transactions involving compensation for services provided to us or any of our subsidiaries as an employee, consultant or director will not be considered related person transactions under this policy. A related person is any executive officer, director, nominee to become a director or a holder of more than 5% of any class of our voting securities (including our common stock), including any of their immediate family members and affiliates, including entities owned or controlled by such persons.
Under the related person transaction policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of our voting securities, an officer with knowledge of a proposed transaction, will be required to present information regarding the proposed related person transaction to our Audit Committee (or to another independent body of our Board of Directors) for review. To identify related person transactions in advance, the Company expects to rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related person transactions, our Audit Committee is expected to take into account the relevant available facts and circumstances, which may include, but are not limited to:
•the risks, costs, and benefits to us;
•the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•the terms of the transaction;
•the availability of other sources for comparable services or products; and
•the terms available to or from, as the case may be, unrelated third parties.

Our Audit Committee will approve only those transactions that it determines are fair to us and in our best interests. See related party transaction discussed in Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Director Independence
Refer to the Corporate Governance section of Part III, Item 10 of this Amendment No. 1.
Item 14. Principal Accountant Fees and Services
Fees Billed by Deloitte & Touche LLP and Marcum LLP
The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of the Company’s annual financial statements and fees billed for other services rendered by Deloitte & Touche LLP for the year ended December 31, 2023, and Marcum LLP for the audit of the Company’s annual financial statements and fees billed for other services rendered by Marcum LLP for the years ended December 31, 2022.

	2023	2022
Audit Fees:(1)	$2,905,000	$633,450
Audit Related Fees:(2)	$485,000	$22,660
Tax Fees:(3)	$17,894	$—
Other Fees:(4)	$5,251	$—
Total Aggregate Fees:	$3,413,145	$656,110

(1) Audit Fees consisted of audit work performed in the preparation of financial statements, work during the fiscal year to implement standards and controls under Sarbanes-Oxley procedures.
(2) Audit Related Fees incurred in fiscal year 2023 were related to the Company’s standalone subsidiary annual reports required by lender agreements. Audit Related Fees incurred in 2022 were principally in connection with the filing of Form 8-K in updating financial information in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 to reflect the Company’s change in segment reporting, and with the filing of the Company’s Form S-3 in November 2022.
(3) Tax Fees incurred in fiscal year 2023 were related to tax consulting services. There were no Tax Fees incurred during the 2022 fiscal year.
(4) Other fees incurred during the 2023 fiscal year were related to subscriptions to research tools and registration fees for seminars and/or conferences.
The percentage of services set forth above in the categories (audit related fees and tax fees), that were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) (relating to the approval of a de minimis amount of non-audit services after the fact but before completion of the audit), was 0%.
PART IV
Item 15. Exhibits, Financial Statement Schedules
Financial Statements and Schedules
Our consolidated financial statements and notes thereto, and schedules, required to be filed in our Annual Report on Form 10-K are included in the Original Form 10-K Filing.

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
		By Reference	10-Q	November 13, 2023
10.2†	Supply Agreement, dated as of July 19, 2019, by and between XL Hybrids, Inc. and Parker-Hannifin Corporation.	By Reference	S-4/A	November 10, 2020
10.3	Form of Subscription Agreement.	By Reference	8-K	September 18, 2020
10.4	Registration Rights Agreement.	By Reference	S-4	October 2, 2020
10.5	Spruce Power Holding Corp. 2020 Equity Incentive Plan.	By Reference	10-K	April 9, 2024
10.6	Spruce Power Holding Corp. 2020 Equity Incentive Plan Form of Stock Option Agreement.	By Reference	10-K	April 9, 2024
10.7	Spruce Power Holding Corp. 2020 Equity Incentive Plan Form of Restricted Stock Unit Agreement.	By Reference	10-K	April 9, 2024
10.8	Form of Indemnification Agreement between the Registrant and each officer and director.	By Reference	8-K	December 23, 2020
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
		By Reference	8-K	September 15, 2022
10.14	Executive Employment Agreement, dated September 9, 2022, by and between XL Fleet Corp. and Christian Fong.	By Reference	8-K	September 15, 2022
10.15	Restricted Stock Award Grant under the Registrant’s 2020 Equity Incentive Plan, dated September 9, 2022, to Christian Fong by XL Fleet Corp.	By Reference	8-K	September 15, 2022
10.16	Offer Letter, dated October 25, 2018, by and between Spruce Lending Inc. and Sarah Weber Wells	By Reference	8-K	May 11, 2023
10.17	Enhanced Severance Letter, dated April 27, 2022, between the Company and Sarah Weber Wells	By Reference	8-K	May 11, 2023

10.18	Offer Letter, dated as of May 18, 2022, by and between XL Fleet Corp. and Stacey Constas	By Reference	10-K	March 30, 2023
10.19	Severance Letter, dated October 26, 2022, between the Company and Stacey Constas	By Reference	8-K	October 28, 2022
10.20	Executive Severance Policy	By Reference	10-Q	August 9, 2022
14.1	Spruce Power Holding Corporation Corporate Code of Conduct and Whistleblower Policy	Herewith
21	Subsidiaries of the Registrant	By Reference	10-K	April 9, 2024
23.1	Consent of Marcum LLP, independent registered public accounting firm	By Reference	10-K	April 9, 2024
23.2	Consent of Deloitte & Touche LLP, independent registered public accounting firm	By Reference	10-K	April 9, 2024
31.1
Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
		By Reference	10-K	April 9, 2024
31.2
Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
		By Reference	10-K	April 9, 2024
31.3
Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Herewith
31.4
Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Herewith
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	By Reference	10-K	April 9, 2024
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	By Reference	10-K	April 9, 2024
97	Spruce Power Holding Corporation Clawback Policy	By Reference	10-K	April 9, 2024
101.INS*	Inline XBRL Instance Document	Herewith
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Herewith
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Herewith
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	Herewith
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	Herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRUCE POWER HOLDING CORPORATION

Date: April 29, 2024	By:	/s/ Christopher Hayes
	Name:	Christopher Hayes
	Title:	Chief Executive Officer