Form 10-Q
period 2024-03-31
SPRUCE POWER HOLDING CORP
filed 2024-05-15
CIK 1772720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
___________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 13, 2024, 18,394,829 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that relate to future events or our future financial performance including, but not limited to, statements regarding the plans, strategies and prospects, both business and financial, of Spruce Power Holding Corporation (the “Company”), our growth plans, future financial and operating results, costs and expenses, the outcome of contingencies, financial condition, results of operations, liquidity, cost savings, business strategies, and other statements that are not historical facts. Forward-looking statements can be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “opportunity,” “plan,” “predict,” “potential,” “estimate,” “should,” “will,” “would” or the negative of these terms or other words of similar meaning. These statements are based upon the Company’s current plans and strategies and reflect the Company’s current assessment of the risks and uncertainties related to its business and are made as of the date of this report. These statements are inherently subject to known and unknown risks and uncertainties. You should read these statements carefully as they discuss our future expectations or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results to differ materially from those currently anticipated include the following:
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
ii

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
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are more fully described in Part II, Item 1A under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and the risk factors set forth in Part I, Item 1A Risk Factors, within our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 9, 2024 (the “Annual Report”). These factors are not exhaustive. Other sections of this Quarterly Report on Form 10-Q, such as our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 describe additional factors that could adversely affect the business, financial condition or results of operations of the Company and its consolidated subsidiaries. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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
iii

Part I - Financial Information
Item 1. Financial Statements
Spruce Power Holding Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	As of
(In thousands, except share and per share amounts)	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$120,581	$141,354
Restricted cash	29,087	31,587
Accounts receivable, net of allowance of $1.4 million and $1.7 million as of March 31, 2024 and December 31, 2023, respectively	10,961	9,188
Interest rate swap assets, current	12,232	11,333
Prepaid expenses and other current assets	5,377	9,879
Total current assets	178,238	203,341
Investment related to SEMTH master lease agreement	142,993	143,095
Property and equipment, net	477,834	484,406
Interest rate swap assets, non-current	21,489	16,550
Intangible assets, net	9,886	10,196
Deferred rent assets	2,809	2,454
Right-of-use assets, net	5,626	5,933
Goodwill	28,757	28,757
Other assets	255	257
Long-term assets of discontinued operations	1	32
Total assets	$867,888	$895,021

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$769	$1,120
Non-recourse debt, current, net	28,181	27,914
Accrued expenses and other current liabilities	22,006	40,634
Deferred revenue, current	1,149	878
Lease liability, current	1,140	1,166
Total current liabilities	53,245	71,712
Non-recourse debt, non-current, net	585,355	590,866
Deferred revenue, non-current	2,038	1,858
Lease liability, non-current	5,472	5,731
Warrant liabilities	8	17
Unfavorable solar renewable energy agreements, net	5,242	6,108
Interest rate swap liabilities, non-current	270	843
Other long-term liabilities	3,107	3,047
Long-term liabilities of discontinued operations	187	170
Total liabilities	654,924	680,352
Commitments and contingencies (Note 13)
Stockholders’ equity:

Common stock, $0.0001 par value; 350,000,000 shares authorized at March 31, 2024 and December 31, 2023; 19,098,246 and 18,297,596 shares issued and outstanding at March 31, 2024, respectively, and 19,093,186 and 18,292,536 shares issued and outstanding at December 31, 2023, respectively	2	2
Additional paid-in capital	476,475	475,654
Accumulated deficit	(260,342)	(257,888)
Treasury stock at cost, 800,650 shares at March 31, 2024 and December 31, 2023, respectively	(5,424)	(5,424)
Noncontrolling interests	2,253	2,325
Total stockholders’ equity	212,964	214,669
Total liabilities and stockholders’ equity	$867,888	$895,021

See notes to unaudited condensed consolidated financial statements.

Spruce Power Holding Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share and share amounts)	2024	2023

Revenues	$18,287	$18,095
Operating expenses:
Cost of revenues	8,868	7,853
Selling, general and administrative expenses	13,469	15,717
Gain on asset disposal	(453)	(2,658)
Total operating expenses	21,884	20,912
Loss from operations	(3,597)	(2,817)
Other (income) expense:
Interest income	(5,386)	(2,351)
Interest expense, net	10,942	9,167
Change in fair value of warrant liabilities	(9)	(115)
Change in fair value of interest rate swaps	(6,409)	5,588
Other income, net	(286)	(128)
Net loss from continuing operations	(2,449)	(14,978)
Net loss from discontinued operations (including loss on disposal of $3,083 for the three months ended March 31, 2023)	(1)	(3,866)
Net loss	(2,450)	(18,844)
Less: Net income attributable to redeemable noncontrolling interests and noncontrolling interests	4	551
Net loss attributable to stockholders	$(2,454)	$(19,395)
Net loss from continuing operations per share, basic and diluted	$(0.13)	$(0.82)
Net loss from discontinued operations per share, basic and diluted	$—	$(0.21)
Net loss attributable to stockholders per share, basic and diluted	$(0.13)	$(1.06)
Weighted-average shares outstanding, basic and diluted	19,098,246	18,275,958

See notes to unaudited condensed consolidated financial statements.

Spruce Power Holding Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Non controlling Interests	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount			Shares	Amount
Balance at December 31, 2023	19,093,186	$2	$475,654	$(257,888)	800,650	$(5,424)	$2,325	$214,669
Issuance of restricted stock	5,060	—	—	—	—	—	—	—
Capital distributions to noncontrolling interests	—	—	—	—	—	—	(76)	(76)
Stock-based compensation expense	—	—	821	—	—	—	—	821
Net income (loss)	—	—	—	(2,454)	—	—	4	(2,450)
Balance at March 31, 2024	19,098,246	$2	$476,475	$(260,342)	800,650	$(5,424)	$2,253	$212,964

		Three Months Ended March 31, 2023
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Non controlling Interests	Total Stockholders’ Equity
(In thousands, except share data)		Shares	Amount			Shares	Amount
Balance at December 31, 2022	$85	18,046,903	$2	$473,289	$(193,342)	—	$—	$8,942	$288,891
Cumulative-effect adjustment of ASC 326 adoption	—	—	—	—	1,285	—	—	—	1,285
Purchase accounting measurement period adjustments	240	—	—	(1,813)	—	—	—	(5,490)	(7,303)
Exercise of stock options	—	135,210		283	—	—	—	—	283
Issuance of restricted stock	—	341,490	—	—	—	—	—	—	—
Issuance of common stock	—	25,818	—	150	—	—	—	—	150
Capital distributions to noncontrolling interests	(108)	—	—	—	—	—	—	(88)	(88)
Stock-based compensation expense	—	—	—	796	—	—	—	—	796
Net income (loss)	(39)	—	—	—	(19,395)	—	—	590	(18,805)
Balance at March 31, 2023	$178	18,549,421	$2	$472,705	$(211,452)	—	$—	$3,954	$265,209
See notes to unaudited condensed consolidated financial statements.

Spruce Power Holding Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023

Operating activities:
Net loss	$(2,450)	$(18,844)
Add back: Net loss from discontinued operations	1	3,866
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	821	796
Bad debt expense	517	174
Amortization of deferred revenue	(37)	—
Depreciation and amortization expense	5,234	6,004
Accretion expense	59	—
Change in fair value of interest rate swaps	(6,409)	5,588
Change in fair value of warrant liabilities	(9)	(115)
Interest income related to SEMTH master lease agreement	(3,748)	(213)
Gain on disposal of assets	(453)	(2,585)
Change in operating right-of-use assets	22	15
Amortization of debt discount and deferred financing costs	1,457	1,455
Changes in operating assets and liabilities:
Accounts receivable, net	(2,290)	(1,948)
Deferred rent assets	(355)	(335)
Prepaid expenses and other current assets	4,532	432
Other assets	2	126
Accounts payable	(351)	(698)
Accrued expenses and other current liabilities	(19,278)	(769)
Other long-term liabilities	1	—
Deferred revenue	532	290
Net cash used in continuing operating activities	(22,202)	(6,761)
Net cash provided by (used in) discontinued operating activities	15	(1,490)
Net cash used in operating activities	(22,187)	(8,251)
Investing activities:
Proceeds from sale of solar energy systems	1,257	1,763
Proceeds from investment related to SEMTH master lease agreement	4,501	1,011
Cash paid for acquisitions, net of cash acquired	—	(23,139)
Purchases of other property and equipment	(67)	(12)
Net cash provided by (used in) continuing investing activities	5,691	(20,377)
Net cash provided by discontinued investing activities	—	325
Net cash provided by (used in) investing activities	5,691	(20,052)
Financing activities:
Repayments of long-term non-recourse debt	(6,701)	(6,141)
Repayments under financing leases	—	(12)
Proceeds from issuance of common stock	—	150
Proceeds from exercise of stock options	—	283

Capital distributions to redeemable noncontrolling interests and noncontrolling interests	(76)	(196)
Net cash used in continuing financing activities	(6,777)	(5,916)
Net cash used in financing activities	(6,777)	(5,916)
Net change in cash and cash equivalents and restricted cash:	(23,273)	(34,219)
Cash and cash equivalents and restricted cash, beginning of period	172,941	240,144
Cash and cash equivalents and restricted cash, end of period	$149,668	$205,925
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,329	$4,050
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
The Company is engaged in the ownership and maintenance of home solar energy systems for homeowners in the U.S. The Company provides clean, solar energy typically at savings compared to traditional utility energy. The Company’s primary customers are homeowners and the Company’s core solar service offerings generate revenues primarily through (i) the sale of electricity generated by its home solar energy systems to homeowners pursuant to long-term agreements, which requires the Company’s subscribers to make recurring monthly payments, (ii) third party contracts to sell solar renewable energy credits (“SRECs”) generated by the solar energy systems for fixed prices and (iii) the servicing of those agreements for other institutional owners of home solar energy systems. In addition, the Company generates cash flows and earns interest income from an investment through a master lease agreement described below.

The Company holds subsidiary fund companies, defined below as the Funds, that own and operate portfolios of home solar energy systems, which are subject to solar lease agreements (“SLAs”) and power purchase agreements (“PPAs”, together with the SLAs, “Customer Agreements”) with residential customers who benefit from the production of electricity generated by the solar energy systems. The solar energy systems may qualify for subsidies, renewable energy credits and other incentives as provided by various states and local agencies. These benefits have generally been retained by the Company's subsidiaries that own the systems, with the exception of the investment tax credit (“ITCs”) under Section 48 of the Internal Revenue Code, as amended, which were generally passed through to the various financing partners of the solar energy systems. The Company also offers services which include asset management services and operating and maintenance services for home solar energy systems.
Historically, the Company provided fleet electrification solutions for commercial vehicles in North America, offering its systems for vehicle electrification (the “Drivetrain” operations) and through its energy efficiency and infrastructure solutions business, offering and installing charging stations to enable customers develop the charging infrastructure required for their electrified vehicles (the “XL Grid” operations). The Company ceased the Drivetrain and XL Grid operations in late 2022, and both are presented as discontinued operations in the unaudited condensed consolidated financial statements (see Note 15. Discontinued Operations).
Note 2. Summary of Significant Accounting Policies
Basis of unaudited condensed consolidated financial statement presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. The Company has condensed or omitted certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As such, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2023 annual audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2023. The Company’s interim unaudited condensed consolidated financial statements reflect all normal and recurring adjustments necessary, in its opinion, to state fairly the financial position and results of operations for the reported periods. Amounts reported for interim periods may not be indicative of a full year period due to the Company’s continual growth, seasonal fluctuations in demand for power, timing of maintenance and other expenditures, changes in interest expense and other factors.
The Company's accompanying unaudited condensed consolidated financial statements include the accounts of its wholly owned subsidiaries and variable interest entities (“VIEs”), for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies, continued
reclassified to conform to the Company’s current presentation and such reclassifications had no effect on the Company’s previously reported financial position, results of operations, or cash flows.
On October 6, 2023, the Company effected a one-for-eight reverse stock split with respect to its issued and outstanding shares of common stock (the “Reverse Stock Split”). Excluding the par value and the number of authorized shares of the Company’s common stock, all share amounts, all per share amounts, and the values of the common stock outstanding and related effect on additional paid in capital included in this Form 10-Q have been retrospectively presented as if the Reverse Stock Split had been effective from the beginning of the earliest period presented.
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of expenses during the reporting period. The Company’s most significant estimates and judgments involve (i) deferred income taxes, (ii) warranty reserves, (iii) valuation of stock-based compensation, (iv) valuation of warrant liability, (v) the useful lives of certain assets and liabilities, (vi) the allowance for current expected credit losses and (vii) the valuation of business combinations, including the fair values and useful lives of acquired assets and assumed liabilities, goodwill and the fair value of purchase consideration of asset acquisitions. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.
Variable interest entities
The Company consolidates any VIE of which it is the primary beneficiary. The Company formed or acquired VIEs which are partially funded by tax equity investors in order to facilitate the funding and monetization of certain attributes associated with solar energy systems. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. A variable interest holder is required to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company evaluates its relationships with the VIEs on an ongoing basis to determine if it is the primary beneficiary. The Company's initial investments in Volta Solar Owner II, LLC and ORE F4 HoldCo, LLC (collectively, the “Funds”) were determined to be VIEs and remained as such as of March 31, 2024.
Cash and cash equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents include cash held in banks, money market accounts, and U.S. Treasury securities. Cash equivalents are carried at cost, which approximates fair value due to their short-term nature. The Company’s cash and cash equivalents are placed with high-credit quality financial institutions and issuers, and at times exceed federally insured limits. To date, the Company has not experienced any credit loss relating to its cash and cash equivalents.
Concentration of credit and revenue risks
Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. At times, such cash may be in excess of the FDIC limit. At March 31, 2024 and December 31, 2023, the Company had cash in excess of the $250,000 federally insured limit. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as most of the balances are kept in treasury bills, which are government backed securities.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies, continued
For the three months ended March 31, 2024 and 2023, the Company had no customers that represented at least 10% of the Company’s revenues. As of March 31, 2024 and December 31, 2023, the Company had no customers that represented at least 10% of the Company’s accounts receivable balances.
Restricted cash
Restricted cash held at March 31, 2024 and December 31, 2023 of $29.1 million and $31.6 million, respectively, primarily consists of cash that is subject to restriction due to provisions in the Company's financing agreements and the operating agreements of the Funds. The carrying amount reported in the unaudited condensed consolidated balance sheets for restricted cash approximates its fair value.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reflected on the unaudited condensed consolidated balance sheets to the total amounts shown in the unaudited condensed consolidated statements of cash flows for the end of the periods:

	As of
(Amounts in thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$120,581	$141,354
Restricted cash	29,087	31,587
Total cash, cash equivalents and restricted cash	$149,668	$172,941
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

	As of
(Amounts in thousands)	March 31, 2024	December 31, 2023
Balance at the beginning of the period	$1,693	$12,164
Impact of ASC 326 adoption	—	(1,285)
Write-off of uncollectible accounts	(813)	(11,447)
Provision recognized upon valuation of assets acquired	—	420
Provision for current expected credit losses	517	1,841
Balance at the end of the period	$1,397	$1,693
Impairment of long-lived assets
The Company reviews long-lived assets, including solar energy systems, other property and equipment, and intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. The Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluates the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value. There were no long-lived asset impairment charges for the three months ended March 31, 2024 and 2023.
Impairment of goodwill

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
There were no goodwill impairment charges during the three months ended March 31, 2024 and 2023.
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
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, net, accounts payable, accrued expenses and other current liabilities, non-recourse debt, and interest rate swaps. The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities approximates fair value due to the short-term nature of those instruments. See Note 10. Fair Value Measurements for additional information on assets and liabilities measured at fair value.
Revenues
The Company’s revenue is derived from its home solar energy portfolio, which primarily generates revenue through the sale to homeowners of power generated by the home solar energy systems and the rental of solar equipment by certain homeowners, pursuant to long-term agreements. Pursuant to Accounting Standard Codification 606 (“ASC 606”) defined below, the Company has elected the “right to invoice” practical expedient, and revenues for the performance obligations related to energy generation and servicing revenue are recognized as services are rendered based upon the underlying contractual arrangements.
The following table presents the detail of the Company’s revenues as reflected within the unaudited condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
PPA revenues	$7,519	$7,127
SLA revenues	7,291	7,922
Solar renewable energy credit revenues	1,837	1,535
Government incentives	77	24
Servicing revenues	—	113
Intangibles amortization, unfavorable solar renewable energy agreements	746	443
Other revenue	817	931
Total	$18,287	$18,095

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
•PPA revenues - Under ASC 606, Revenue from Contracts with Customers issued by the Financial Accounting Standards Board (“FASB”), PPA revenue is recognized when generated based upon the amount of electricity delivered as determined by remote monitoring equipment at solar rates specified under the PPAs.
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
Solar renewable energy credit revenues
The Company enters contracts with third parties to sell Solar Renewable Energy Credits ("SRECs") generated by the solar energy systems for fixed prices. Certain contracts that meet the definition of a derivative may be exempted as normal purchase or normal sales transactions ("NPNS"). NPNS are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Certain SREC contracts meet these requirements and are designated as NPNS contracts. Such SRECs are exempted from the derivative accounting and reporting requirements, and the Company recognizes revenues in accordance with ASC 606. The Company recognizes revenue for SRECs based on pricing predetermined within the respective contracts at a point in time when the SRECs are transferred. As SRECs can be sold separate from the actual electricity generated by the renewable-based generation source, the Company accounts for the SRECs it generates from its solar energy systems as governmental incentives with no costs incurred to obtain them and do not consider those SRECs output of the underlying solar energy systems. The Company classifies these SRECs as inventory held until sold and delivered to third parties. As the Company did not incur costs to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of March 31, 2024 and December 31, 2023.
Deferred revenue
Deferred revenue consists of amounts for which the criteria for revenue recognition have not yet been met and includes prepayments received for unfulfilled performance obligations that will be recognized on a straight-line basis over the remaining term of the respective customer agreements. Deferred revenue, in the aggregate, as of March 31, 2024 and December 31, 2023 was $3.2 million and $2.7 million, respectively. During the three months ended March 31, 2024, the Company recognized revenues of less than $0.1 million related to deferred revenue as of December 31, 2023. During the three months ended March 31, 2023, the Company recognized revenues of less than $0.1 million related to deferred revenue as of December 31, 2022.

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
Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. For the three months ended March 31, 2024 and 2023, there were no uncertain tax position taken or expected to be taken in the Company’s tax returns.
In the normal course of business, the Company is subject to regular audits by U.S. federal and state and local tax authorities. With few exceptions, the Company is no longer subject to federal, state or local tax examinations by tax authorities in its major jurisdictions for tax years prior to 2021. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities.
The Company did not recognize any tax related interest or penalties during the periods presented in the accompanying unaudited condensed consolidated financial statements, however, would record any such interest and penalties as a component of the provision for income taxes.
There has historically been no federal or state provision for income taxes since the Company has historically incurred net operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three months ended March 31, 2024 and 2023, the Company recognized no provision for income taxes consistent with its losses incurred and the valuation allowance against its deferred tax assets. As a result, the Company's effective income tax rate was 0% for the three months ended March 31, 2024 and 2023.
Related parties
A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, the board of directors, as well as members of their immediate families and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or that has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies, continued
SEC Climate Disclosure Rule

In March 2024, the SEC adopted final rules requiring public entities to disclose certain climate-related information in their registration statements and annual reports. The rules will be effective for non-accelerated filers and smaller reporting companies commencing with the fiscal year beginning on or after January 1, 2027. In April 2024, the SEC issued an administrative stay of the implementation of these rules, pending judicial review. The Company is evaluating the impact of the final rules on its unaudited condensed consolidated financial statements and related disclosures.
Recent Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, (“ASU 2023-09”), which requires enhancements regarding the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for the Company on December 31, 2025. The Company will adopt this ASU as of December 31, 2025 and will prospectively apply its requirements to income tax disclosures presented in the notes to the condensed consolidated financial statements in the period of adoption. The Company is currently evaluating the impact of this standard but does not expect that it will have a material impact on its unaudited condensed consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures, (“ASU 2023-07”), which requires enhanced disclosures for reportable segments, primarily in relation to significant segment expenses, even in the event an entity has a single reportable segment in accordance with Topic 280. ASU 2023-07 is effective for the Company on December 31, 2024. The Company will adopt this ASU as of December 31, 2024 and will retrospectively apply its requirements to all prior periods based on the significant segment expense categories identified and disclosed in its condensed consolidated financial statements in the period of adoption. The Company is currently evaluating the impact of this standard but does not expect that it will have a material impact on its unaudited condensed consolidated financial statements.
Note 3. Business Combinations
Legacy Spruce Power

On September 9, 2022 (the “Acquisition Date”), the Company acquired Spruce Holding Company 1 LLC, Spruce Holding Company 2 LLC, Spruce Holding Company 3 LLC, and Spruce Manager LLC (collectively and together with their subsidiaries, “Legacy Spruce Power”) for $32.6 million, which consisted of cash payments of $61.8 million less cash and restricted cash acquired of $29.2 million. Management evaluated which entity should be considered the accounting acquirer in the transaction by giving consideration to the form of consideration transferred, the composition of the equity holders, the composition of voting rights of the Board of Directors, continuity of management structure, and size of the respective organizations. Based on the evaluation of the applicable factors, management noted that all factors, with the exception of the relative size of organization, were indicators that the Company was the acquiring entity resulting in management’s conclusion that for accounting purposes, the Company acquired Legacy Spruce Power.
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

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 3. Business Combinations, continued
The gross intangibles acquired are amortized over their respective estimated useful lives as follows as of the period ending March 31, 2024:

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
Note 4. Acquisitions
SEMTH Master Lease Agreement
In furtherance of its growth strategy, on March 23, 2023, the Company completed the acquisition of all the issued and outstanding interests in SS Holdings 2017, LLC and its subsidiaries (“SEMTH”) from certain funds, pursuant to a membership interest purchase and sale agreement dated March 23, 2023 (the “SEMTH Acquisition”). The SEMTH related asset includes 20-year use rights to customer payment streams of approximately 22,500 home SLAs and PPAs (the “SEMTH Master Lease”). The Company acquired SEMTH for approximately $23.0 million of cash, net of cash received, and assumed $125.0 million of outstanding senior indebtedness under the SP4 Facility (See Note 8. Non-Recourse Debt) and interest rate swaps with Deutsche Bank AG, New York Bank held by SEMTH and its subsidiaries at the close of the acquisition.
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

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 5. Property and Equipment, Net
Property and equipment consisted of the following as of March 31, 2024 and December 31, 2023:

	As of
(Amounts in thousands)	March 31, 2024	December 31, 2023

Solar energy systems	$512,788	$513,526
Less: Accumulated depreciation	(35,438)	(29,594)
Solar energy systems, net	$477,350	$483,932

Equipment	$157	$157
Furniture and fixtures	462	461
Computers and related equipment	284	218
Software	2	8
Leasehold improvements	59	59
Gross other property and equipment	964	903
Less: Accumulated depreciation	(480)	(429)
Other property and equipment, net	$484	$474

Property and equipment, net	$477,834	$484,406
Depreciation expense related to solar energy systems is included within cost of revenues in the unaudited condensed statements of operations, and for the three months ended March 31, 2024 and 2023 was $5.7 million and $6.0 million, respectively. Depreciation expense related to other property and equipment is included within selling, general and administrative expenses in the unaudited condensed statements of operations, and for the three months ended March 31, 2024 and 2023 was $0.1 million and $0.06 million, respectively.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 6. Intangible Assets, Net
The following table presents the detail of intangible assets, net as recorded in the unaudited condensed consolidated balance sheets:

	As of
(Amounts in thousands)	March 31, 2024	December 31, 2023
Intangible assets:
Solar renewable energy agreements	$340	$340
Performance based incentives agreements	3,240	3,240
Trade name	8,400	8,400
Gross intangible assets	11,980	11,980
Less: Accumulated amortization	(2,094)	(1,784)
Intangible assets, net	$9,886	$10,196
Amortization of intangible assets for the three months ended March 31, 2024 and 2023 was $0.3 million and $0.06 million, respectively. As of March 31, 2024, expected amortization of intangible assets for each of the five succeeding fiscal years and thereafter is as follows:

March 31, 2024
(Amounts in thousands)	2023
Remainder of 2024	$930
2025	1,126
2026	1,122
2027	978
2028	878
Thereafter	4,852
Total	$9,886

Note 7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of March 31, 2024 and December 31, 2023:

	As of
(Amounts in thousands)	March 31, 2024	December 31, 2023
Accrued interest	$11,595	$8,587
Professional fees	2,400	2,386
Accrued contingencies (See Note 13. Commitments and Contingencies)	1,800	21,300
Accrued compensation and related benefits	1,845	3,237
Accrued expenses, other	3,605	4,372
Accrued taxes, stock-based compensation	761	752
Accrued expenses and other current liabilities	$22,006	$40,634

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 8. Non-Recourse Debt
The following table provides a summary of the Company’s debt as of March 31, 2024 and December 31, 2023:

		As of
(Amounts in thousands)	Due	March 31, 2024	December 31, 2023
SVB Credit Agreement, SP1 Facility (1)	April 2026	$211,122	$214,803
Second SVB Credit Agreement, SP2 Facility (1)	May 2027	83,416	85,231
KeyBank Credit Agreement, SP3 Facility (1)	November 2027	57,756	58,962
Second KeyBank Credit Agreement (1)	April 2030	162,725	162,725
Deutsche Bank Credit Agreement, SP4 Facility	August 2025	125,000	125,000
Less: Unamortized fair value adjustment (1)		(26,172)	(27,600)
Less: Unamortized deferred financing costs		(311)	(341)
Total Non-recourse debt		613,536	618,780
Less: Non-recourse debt, current		(28,181)	(27,914)
Non-recourse debt, non-current		$585,355	$590,866
(1) In connection with the acquisition of Legacy Spruce Power effective September 9, 2022, the Company assumed all non-recourse debt instruments valued at approximately $507.2 million as of that date. In connection with accounting for the business combination, the Company adjusted the carrying value of this non-recourse debt to its fair value as of the Acquisition Date. This fair value adjustment resulted in a reduction of the carrying value of the debt by $35.2 million. This adjustment to fair value is being amortized to interest expense over the life of the related debt instruments using the effective interest method. Amortization expense for the fair value adjustment for the three months ended March 31, 2024 and 2023 were $1.5 million and $1.5 million, respectively.
Note 9. Interest Rate Swaps
The purpose of the swap agreements is to convert the floating interest rate on the Company's Credit Agreements to a fixed rate. As of March 31, 2024, the notional amount of the interest rate swaps covers approximately 95% of the balance of the Company’s floating rate term loans.
During the three months ended March 31, 2024 and 2023, the change in the fair value of the interest rate swaps were ($6.4 million) and $5.6 million, respectively, which are reflected as a component of other income (expense) within the unaudited condensed consolidated statements of operations. The Company also recognized $3.7 million and $2.5 million of realized gains for the three months ended March 31, 2024 and 2023, respectively, reflected within interest expense, net.
See Note 10. Fair Value Measurements for further information on the Company’s determination of the fair value of its interest rate swaps.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Fair Value Measurements
The Company uses various assumptions and methods in estimating the fair values of its financial instruments.
The Company’s private warrants are valued using a Black-Scholes model, pursuant to the inputs provided in the table below:

Input	March 31, 2024	December 31, 2023
Risk-free rate	4.71%	4.24%
Remaining term in years	1.73	1.98
Expected volatility	73.0%	82.0%
Exercise price	$92.00	$92.00
Fair value of common stock	$3.97	$4.42
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
The fair value of the Company’s non-recourse debt as of March 31, 2024 and December 31, 2023 was $625.7 million and $628.2 million, respectively.
The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of March 31, 2024
(Amounts in thousands)	Level I	Level II	Level III	Total
Asset:
Interest rate swaps	$—	$33,721	$—	$33,721
Money market accounts	4,337	—	—	4,337
U.S. Treasury securities	114,068	—	—	114,068
Total	$118,405	$33,721	$—	$152,126

Liabilities:
Private warrants	$—	$—	$8	$8
Total	$—	$—	$8	$8

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 10. Fair Value Measurements, continued

	Fair Value Measurements as of December 31, 2023
(Amounts in thousands)	Level I	Level II	Level III	Total
Asset:
Interest rate swaps	$—	$27,883	$—	$27,883
Money market accounts	21,475	—	—	21,475
U.S. Treasury securities	108,964	—	—	108,964
Total	$130,439	$27,883	$—	$158,322

Liabilities:
Private warrants	$—	$—	$17	$17
Total	$—	$—	$17	$17
The following is a roll forward of the Company’s Level 3 liability instruments:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
(Amounts in thousands)
Balance at the beginning of the period	$17	$407
Fair value adjustments – warrant liability	(9)	(114)
Share settlement of World Energy liability	—	(151)
Balance at the end of the period	$8	$142
Note 11. Stock-Based Compensation Expense
Stock-based compensation expense related to stock options and restricted stock units for the three months ended March 31, 2024 and 2023 was $0.8 million for each period. As of March 31, 2024, there was $6.2 million of unrecognized compensation cost related to stock options and restricted stock units which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 2.6 years.
Stock Options
The Company grants stock options to certain employees that will vest over a period of one to four years. A summary of stock option award activity for the three months ended March 31, 2024 was as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2023	193,156	$17.89	5.8
Granted	—	—
Exercised	—	—
Cancelled or forfeited	—	—
Outstanding at March 31, 2024	193,156	$17.89	5.5
Exercisable at March 31, 2024	191,931	$17.58	5.5
The aggregate intrinsic value of stock options outstanding as of March 31, 2024 was $0.2 million. There were no stock options issued for the three months ended March 31, 2024.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 11. Stock-Based Compensation Expense, continued
A summary of stock option award activity for the three months ended March 31, 2023 was as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2022	761,408	$11.12	2.7
Granted	—	—
Exercised	(135,210)	2.00
Cancelled or forfeited	(66,022)	55.52
Outstanding at March 31, 2023	560,176	$8.16	2.6
Exercisable at March 31, 2023	539,866	$7.60	2.6
Restricted Stock Units
The Company grants restricted stock units to certain employees that will generally vest over a period of four years. The fair value of restricted stock unit awards is estimated by the fair value of the Company’s common stock at the date of grant. Restricted stock units activity during the three months ended March 31, 2024 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested, at December 31, 2023	1,102,095	$7.74
Granted	—	—
Vested	(5,060)	9.36
Cancelled or forfeited	(813)	6.64
Non-vested, at March 31, 2024	1,096,222	$7.74
Restricted stock units activity during the three months ended March 31, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested, at December 31, 2022	1,229,089	$10.40
Granted	—	—
Vested	(341,490)	16.24
Cancelled or forfeited	(95,852)	10.88
Non-vested, at March 31, 2023	791,747	$10.24
Former Chief Executive Officer's Ladder Restricted Stock Unit Award
On September 9, 2022, in connection with the acquisition of Legacy Spruce Power and his appointment as the Company's President, the Company granted to its Chief Executive Officer (“Former CEO”), a restricted stock unit award (the “Ladder RSUs”) of 208,333 shares of common stock. The Ladder RSUs vest in 10% increments on the dates the Plan administrator certifies the applicable milestone stock prices have been achieved or exceeded, provided that the Former CEO remains employed on the date of certification and such achievement occurs within ten years of the date of the grant.
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
The Company recognized expense related to the Ladder RSUs of approximately $0.1 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. Upon separation of the Former CEO from the Company in April 2024, the Ladder RSUs terminated (See Note 16. Subsequent Events).
Note 12. Noncontrolling Interests
The following table summarizes the Company’s noncontrolling interests as of March 31, 2024:

Tax Equity Entity	Date Class A Member Admitted
ORE F4 Holdco, LLC	August 2014
Volta Solar Owner II, LLC	August 2017
The tax equity entities were structured at inception so that the allocations of income and loss for tax purposes will flip at a future date. The terms of the tax equity entities' operating agreements contain allocations of taxable income (loss), Section 48(a) ITCs and cash distributions that vary over time and adjust between the members on an agreed date (referred to as the flip date). The operating agreements specify either a certain flip date or an internal rate of return ("IRR") flip date. The certain flip date is based on the passage of a fixed period of time as defined in the operating agreements for each entity. The IRR flip date is the date on which the tax equity investor has achieved a contractual rate of return. From inception through the flip date, the Class A members' allocation of taxable income (loss) and Section 48(a) ITCs is generally 99% and the Class B members' allocation of taxable income (loss) and Section 48(a) ITCs is generally 1%. After the related flip date (or, if the tax equity investor has a deficit capital account, typically after such deficit has been eliminated), the Class A members' allocation of taxable income (loss) will typically decrease to 5% (or, in some cases, a higher percentage if required by the tax equity investor) and the Class B members' allocation of taxable income (loss) will increase by an inverse amount.
The historical redeemable noncontrolling interests and noncontrolling interests are comprised of Class A units, which represent the tax equity investors' interest in the tax equity entities. Both the Class A members and Class B members may have call options to allow either member to redeem the other member's interest in the tax equity entities upon the occurrence of certain contingent events, such as bankruptcy, dissolution/liquidation and forced divestitures of the tax equity entities. Additionally, the Class B members may have the option to purchase all Class A units, which is typically exercisable at any time during the periods specified under their respective governing documents, and, in regards to the tax equity entities historically classified as redeemable noncontrolling interests, they had the contingent obligation to purchase all Class A units if the Class A members exercise their right to withdraw, which is typically exercisable at any time during the three-month period commencing upon the applicable flip date. The Company had no redeemable noncontrolling interests as of March 31, 2024 and December 31, 2023.
Total assets on the unaudited condensed consolidated balance sheets includes $37.1 million as of March 31, 2024 and $38.0 million as of December 31, 2023 of assets held by the Company's VIEs, which can only be used to settle obligations of the VIEs.
Total liabilities on the unaudited condensed consolidated balance sheets includes $0.5 million as of March 31, 2024 and $0.8 million as of December 31, 2023 of liabilities that are the obligations of the Company's VIEs.
Note 13. Commitments and Contingencies
Legal Proceedings

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 13. Commitments and Contingencies, continued
The Company is periodically involved in legal proceedings and claims arising in the normal course of business, including proceedings relating to intellectual property, employment and other matters. Management believes the outcome of these proceedings will not have a significant adverse effect on the Company’s financial position, operating results, or cash flow.
Securities Class Action Proceedings
On March 8, 2021, two putative securities class action complaints were filed against the Company, and certain of its current and former officers and directors in the federal district court for the Southern District of New York. Those cases were ultimately consolidated under C.A. No. 1:21-cv-2002, and a lead plaintiff was appointed in June 2021. On July 20, 2021, an amended complaint was filed alleging that certain public statements made by the defendants between October 2, 2020, and March 2, 2021, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Following negotiations with a mediator, in September 2023, the Company and the plaintiffs agreed on a settlement in principle in the aggregate amount of $19.5 million (the “Settlement Amount”), and on December 6, 2023, the lead plaintiff and the defendants entered into a stipulation and agreement of settlement requiring the Company to pay the Settlement Amount to resolve the class action litigation and the related legal fees and administration costs. On April 30, 2024, the New York Court approved a final settlement of the Class Action Litigation. The Settlement Amount was offset by approximately $4.5 million of related loss recoveries from the Company’s directors and officers liability insurance policy with third parties, which was paid out in February 2024. The Company paid the $15.0 million net settlement amount to the settlement claims administrator in February 2024.
On September 20, 2021, and October 19, 2021, two class action complaints were filed in the Delaware Court of Chancery against certain of the Company’s current officers and directors, and the Company’s sponsor of its special purpose acquisition company merger, Pivotal Investment Holdings II LLC. These actions were consolidated as in re XL Fleet Corp. (Pivotal) Stockholder Litigation, C.A. No. 2021-0808, and an amended complaint was filed on January 31, 2022. The amended complaint alleges various breaches of fiduciary duty against the Company and/or its officers, several allegedly misleading statements made in connection with the merger, and aiding and abetting breaches of fiduciary duty in connection with the negotiation and approval of the December 21, 2020 merger and organization of XL Hybrids, Inc., a Delaware corporation (“Legacy XL”) to become XL Fleet Corp. The Company believes the allegations asserted in both

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 13. Commitments and Contingencies, continued
class action complaints are without merit and is vigorously defending the lawsuit. At this time, the Company is unable to estimate potential losses, if any, related to the lawsuit.
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
On May 1, 2024, the United States District Court for the District of Massachusetts, granted preliminary approval of the settlement of the following shareholder derivative actions: (i) Kay v. Frodl, et al., Case No. 22-cv-10977, pending in the Massachusetts Court; (ii) In re Spruce Power Holding Corp. S'holder Derivative Litig., Case No. 1:23-cv-00289-MN, pending in the United States District Court for the District of Delaware; and (iii) Sham Lakhani, shareholder to a shareholder litigation demand made on the Board of Directors of the Company. The District of Massachusetts scheduled a hearing for July 31, 2024, to, among other things, consider whether to approve the proposed settlement.
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
Note 13. Commitments and Contingencies, continued
subsidiary, Ampere Solar Owner I, LLC. On May 23, 2023, the Company reached a settlement agreement with Firstar, as the plaintiff, for $2.3 million whereby the plaintiff discharged all claims filed against the Company.
BMZ USA, Inc.
On February 11, 2022, BMZ USA Inc. (“BMZ”), a battery manufacturer, sued XL Hybrids for breach of contract, alleging that XL Hybrids failed to timely purchase the full allotment of batteries required under a certain master supply agreement between the parties. In January 2024, BMZ obtained a judgment for $3.9 million against XL Hybrids, Inc. The Company is appealing the ruling while simultaneously pursuing a settlement. The Company currently estimates the potential loss to be approximately $1.2 million, which has been accrued for as of March 31, 2024 (See Note 7. Accrued Expenses and Other Current Liabilities).
ITC Recapture Provisions

The IRS may disallow and recapture some, or all, of the Investment Tax Credits due to improperly calculated basis after a project was placed in service ("Recapture Event"). If a Recapture Event occurs, Spruce Power is obligated to pay the applicable Class A Member a recapture adjustment, which includes the amounts the Class A Members are required to repay the IRS, including interest and penalties, as well as any third-party legal and accounting fees incurred by the Class A Members in connection to the Recapture Event, as specified in the operating agreements. Such a payment by Spruce Power to the Class A Members are not to be considered a capital contribution to the fund per the operating agreements, nor would it be considered a distribution to the Class A Members. With the exception of the tax matter related to Ampere Solar Owner I noted above, a Recapture Event was not deemed to be probable by the Company, therefore no accrual has been recorded as of March 31, 2024.
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
Note 13. Commitments and Contingencies, continued
These guaranties are subject to a maximum of the aggregate amount of capital contributions made by the Class A Member under the LLCA.
Indemnities and Guarantees
During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. The duration of the Company’s indemnities and guarantees varies, however the majority of these indemnities and guarantees are limited in duration. Historically, the Company has not been obligated to make significant payments for such obligations, does not anticipate future payments, and as such, no liabilities have been recorded for these indemnities and guarantees as of March 31, 2024.
Insurance Claims and Recoveries related to Maui Fires
In August 2023, a series of wildfires broke out in Hawaii, predominantly on the island of Maui, resulting in real and personal property and natural resource damage, personal injuries and loss of life and widespread power outages. The Company is currently assessing the impact of these wildfires on its home solar systems and customer contracts in the area; however, the Company has not been able to validate the extent of the related damages due to limited access to the area. No material loss claims have been reported to date or recognized within the unaudited condensed consolidated financial statements as of March 31, 2024. In addition, the Company has not recorded any related insurance recoveries as of March 31, 2024. The Company does not expect this event to have a material impact on its financial position, operating results or cash flows.
Note 14. Net Loss Per Share
The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(Amounts in thousands, except share data)	2024	2023
Numerator:
Net loss attributable to stockholders	$(2,454)	$(19,395)
Denominator:
Weighted average shares outstanding, basic and diluted	19,098,246	18,275,958
Dilutive effect of stock options and restricted stock units	—	—
Weighted average shares outstanding, diluted	19,098,246	18,275,958

Net loss attributable to stockholders per share, basic and diluted	$(0.13)	$(1.06)
For the periods presented, potentially dilutive outstanding securities, which include stock options, restricted stock units and warrants have been excluded from the computation of diluted net loss per share as their effect would be anti-dilutive for the periods presented. As such, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share are the same for each period presented.
Note 15. Discontinued Operations
In the fourth quarter of 2022, the Company discontinued the operations of its Drivetrain and XL Grid operations. The following table provides supplemental detail of the Company’s discontinued operations contained within the unaudited condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 15. Discontinued Operations, continued

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Net loss from discontinued operations:
XL Grid	$—	$(3,975)
Drivetrain	(1)	109
Total	$(1)	$(3,866)
XL Grid
The following table presents financial results of XL Grid operations:

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Revenues	$—	$149
Operating expenses:
Cost of revenues - inventory and other direct costs	—	148
Selling, general, and administrative expenses	—	743
Loss on asset disposal	—	3,233
Total operating expenses	—	4,124
Net loss from discontinued operations	$—	$(3,975)
Drivetrain
The following table presents financial results of Drivetrain operations:

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Revenues	$21	$9
Operating expenses:
Cost of revenues - inventory and other direct costs	22	(138)
Other income	—	38
Total operating expenses	22	(100)
Net income (loss) from discontinued operations	$(1)	$109

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 15. Discontinued Operations, continued
The following table presents aggregate carrying amounts of assets and liabilities of discontinued operations contained within the unaudited condensed consolidated balance sheets:

	As of
(Amounts in thousands)	March 31, 2024	December 31, 2023
Assets from discontinued operations:
Drivetrain	$1	$32
XL Grid	—	—
Total assets from discontinued operations	$1	$32

Liabilities from discontinued operations:
Drivetrain	$187	$170
XL Grid	—	—
Total liabilities from discontinued operations	$187	$170

Note 16. Subsequent Events
Effective April 12, 2024, Christian Fong is no longer the President and CEO and has resigned from the Board of Directors. In conjunction with Mr. Fong’s separation, the Board of Directors announced that the Company’s Chairman, Christopher Hayes, had been named President and Chief Executive Officer of the Company. Mr. Hayes has served as a director of the Company since December 2020 and Chair of the Board of Directors since January 2023.
Management has reviewed events subsequent to March 31, 2024 and prior to the filing of financial statements, and except as referenced within this Form 10-Q, the Company has determined there have been no other events that have occurred that would require adjustments or disclosures within the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our financial condition and results of operations. This discussion and analysis should be read together with our results of operations and financial condition and the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 9, 2024 (the “Annual Report”). In addition to historical financial information, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q and under “Risk Factors” in Item 1A of the Annual Report.
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
Overview
Spruce Power is a leading owner and operator of distributed solar energy assets across the United States, owning cash flows from approximately 75,000 home solar assets and contracts across the United States and making renewable energy more accessible to everyone. We generate revenues primarily through the sale of electricity generated by its home solar energy systems to homeowners pursuant to long-term agreements that obligate our subscribers to make recurring monthly payments, and the servicing of those agreements for other institutional owners of home solar energy systems. In addition, we also earn interest income from the investment made under the master lease with SS Holdings 2017, LLC and its subsidiaries ("SEMTH").
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
Key Factors Affecting Operating Results
We are a leading owner and operator of distributed solar energy assets across the United States, offering subscription-based solutions to homeowners for rooftop solar energy storage and other energy-related products. Additionally, we provide servicing functions for its assets and customers, as well as for other institutional owners of home solar energy systems. Our operating results and ability to grow its business over time could be impacted by certain factors and trends that affect our industry, as well as elements of our strategy, such as:
Development of Distributed Energy Assets
Our future growth depends significantly on its ability to acquire operating home solar energy systems “in-bulk” from other companies. Industry data suggests there is a substantial existing base of operating home solar energy systems, providing us opportunities to pursue acquisitions. Over the long-term, the continued ability to pursue acquisitions is dependent on development of distributed energy assets, namely home solar energy systems, by third parties. This development may be impacted by numerous factors that influence homeowner demand for home solar energy systems including but not limited to macroeconomic dynamics, climate change impacts, and government policy and incentives.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023

Information with respect to our unaudited condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 are presented below:

	Three Months Ended March 31,
(In thousands, except per share and share amounts)	2024	2023	$ Change	% Change
Revenues	$18,287	$18,095	$192	1%
Operating expenses:
Cost of revenues	8,868	7,853	1,015	13
Selling, general and administrative expenses	13,469	15,717	(2,248)	(14)
Gain on asset disposal	(453)	(2,658)	2,205	(83)
Loss from operations	(3,597)	(2,817)	(780)	28
Other (income) expense:
Interest income	(5,386)	(2,351)	(3,035)	129
Interest expense, net	10,942	9,167	1,775	19
Other (income) expense, net	(6,704)	5,345	(12,049)	(225)
Net loss from continuing operations	(2,449)	(14,978)	12,529	(84)
Net loss from discontinued operations	(1)	(3,866)	3,865	(100)
Net loss	(2,450)	(18,844)	16,394	(87)
Less: Net income attributable to redeemable noncontrolling interests and noncontrolling interests	4	551	(547)	(99)
Net loss attributable to stockholders	$(2,454)	$(19,395)	$16,941	(87)

Net loss per common share:
Basic and diluted	$(0.13)	$(1.06)	$0.93	(88)
Revenues and Cost of Revenues
Revenues increased by $0.2 million, or 1.1%, to $18.3 million in the three months ended March 31, 2024 from $18.1 million for the three months ended March 31, 2023. The increase was primarily due to incremental revenues associated with the Tredegar acquisition completed in August 2023.
Cost of revenues increased by $1.0 million, or 12.9%, to $8.9 million in the three months ended March 31, 2024 from $7.9 million for the three months ended March 31, 2023. The increase was attributed to certain operation and maintenance costs, including an increase in meter upgrade spend. Cost of revenues related to our Drivetrain and XL Grid operations are included in net loss from discontinued operations.
Selling, General and Administrative
Selling, general and administrative expenses decreased by $2.2 million, or 14.3%, to $13.5 million in the three months ended March 31, 2024 from $15.7 million for the three months ended March 31, 2023. The decrease is primarily due to higher legal expenses related to Legacy XL legal matters, higher compensation and severance charges and related expenses resulting from Legacy XL restructuring actions for the three months ended March 31, 2023. Selling, general and administrative expenses related to the Drivetrain and XL Grid operations are included in net loss from discontinued operations.
Gain on Asset Disposal
Gain on asset disposal decreased by $2.2 million, or 83.0%, to $0.5 million in the three months ended March 31, 2024 from $2.7 million for the three months ended March 31, 2023. The decrease is primarily the result of updated valuation reports and adjustments to provisional amounts assigned to gain on asset disposal recognized during the three months ended March 31, 2023.
Interest Income
Interest income increased by $3.0 million, or 129.1%, to $5.4 million in the three months ended March 31, 2024 from $2.4 million for the three months ended March 31, 2023. The increase is primarily due to interest income of $3.5 million associated with the SEMTH acquisition completed in March 2023, slightly offset by a $0.5 million decrease in interest income earned on investments in U.S. Treasury securities.
Interest Expense, net
Interest expense, net increased by $1.8 million, or 19.4%, to $10.9 million in the three months ended March 31, 2024, from $9.2 million for the three months ended March 31, 2023. The increase is primarily the result of a full quarter of SEMTH interest expense recognized in the current period and the SP2 Facility amendment completed concurrently in August 2023 with the Tredegar acquisition.
Other (Income) Expense, Net
Other income, net was $6.7 million for the three months ended March 31, 2024, an increase of $12.0 million from an expense of $5.3 million for the three months ended March 31, 2023. The increase is primarily the result of change in fair value of our interest rate swap agreements.
Liquidity and Capital Resources
Our cash requirements depend on many factors, including the execution of its business strategy. We remains focused on carefully managing costs, including capital expenditures, maintaining a strong balance sheet, and ensuring adequate liquidity. Our primary cash needs are for debt service, acquisition of solar systems, operating expenses, working capital and capital expenditures to support the growth in its business. Working capital is impacted by the timing and extent of the business needs. As of March 31, 2024, we had net working capital of $125.0 million, including cash and cash equivalents and restricted cash of $149.7 million.
With the acquisition of Legacy Spruce Power in September 2022, we assumed all of the outstanding non-recourse debt of Legacy Spruce Power, which had a principal balance of $542.5 million on the date of the acquisition. With the SEMTH acquisition in the first quarter of 2023, we assumed $125.0 million of non-recourse debt. In addition, during the third quarter of 2023, we entered into a second amendment to our existing SP2 Facility, resulting in incremental term loans of approximately $21.4 million, proceeds of which were used to primarily fund the Tredegar acquisition. As of March 31, 2024, we had $613.5 million of non-recourse debt, including current portions. We are required to complete debt service coverage ratio calculations on a quarterly basis as part of our debt covenants. All debt covenant requirements were satisfied as of March 31, 2024.
Based on our current liquidity, management believes that no additional capital will be needed to execute its current business plan over the next 12 months. We continually evaluates our cash needs to raise additional funds or seek alternative sources to invest in growth opportunities and other purposes.

Cash Flows Summary
Presented below is a summary of our operating, investing and financing cash flows:

	Three Months Ended
(Amounts in thousands)	March 31, 2024	March 31, 2023
Net cash provided by (used in)
Continuing operating activities	$(22,202)	$(6,761)
Discontinued operating activities	15	(1,490)
Continuing investing activities	5,691	(20,377)
Discontinued investing activities	—	325
Continuing financing activities	(6,777)	(5,916)
Net change in cash and cash equivalents and restricted cash	$(23,273)	$(34,219)
Cash Flows Used in Operating Activities
The net cash used in continuing operations for the three months ended March 31, 2024 consists of the operations of Legacy Spruce Power, Tredegar assets acquired, corporate costs and certain other costs that were not allocated to our discontinued operations.
Cash Flows Provided by Investing Activities
Cash provided by investing activity related to continuing operations for the three months ended March 31, 2024 primarily includes $4.5 million of proceeds from the SEMTH investment and $1.3 million of proceeds from the sale of solar energy systems.
Cash Flows Used in Financing Activities
The net cash used in financing activities related to continuing operations for the three months ended March 31, 2024 primarily includes $6.7 million for the repayment of non-recourse debt.
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
Our significant accounting policies are consistent with those discussed in Note 2. Summary of Significant Accounting Policies of the consolidated financial statements and the MD&A sections of our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 2. Summary of Significant Accounting Policies to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
New and Recently Adopted Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements in our unaudited condensed consolidated financial statements, see Note 2. Summary of Significant Accounting Policies to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures as of March 31, 2024. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of that date, due to the material weaknesses in internal control over financial reporting described below.
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis. These deficiencies could result in misstatements to the Company's condensed consolidated financial statements that would be material and would not be prevented or detected on a timely basis.
As previously disclosed under “Item 9A – Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, management concluded that the Company did not maintain an effective control environment based on the criteria established in the Committee of Sponsoring Organizations (“COSO”) Framework, and its relevant components, which resulted in deficiencies that constitute material weaknesses, either individually or in the aggregate.
Control Environment
The Company failed to maintain a sufficient complement of qualified personnel to perform control activities. The lack of sufficient appropriately qualified personnel contributed to our failure to: (i) design and implement certain risk-mitigating internal controls; and (ii) consistently operate our internal controls. The control environment material weaknesses contributed to material weaknesses within our system of internal control over financial reporting in the Control Activities component of the Committee of Sponsoring Organizations (“COSO”) Framework.
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
However, after giving full consideration to these material weaknesses, and the additional analyses and other procedures that were performed to ensure that the Company’s unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with GAAP, management has concluded that our unaudited condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows as of and for the periods disclosed in conformity with GAAP.
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
•designing and implementing controls to address the identification, accounting, review and reporting of complex and/or non-routine transactions; and
•enhancing system controls to address and enforce Segregation of Duties Framework.
While management believes that these efforts will improve the Company's internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.
Management believes the Company is making progress toward achieving the effectiveness of its internal controls and disclosure controls. The actions that management is taking are subject to ongoing management review, as well as Audit Committee oversight. Management will continue to assess the effectiveness of the Company’s internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2024, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our material pending legal proceedings, see Legal Proceedings in Note 13. Commitments and Contingencies to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and incorporated herein by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties relating to the Company's business disclosed in Part I, Item 1A, "Risk Factors," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, except as described below. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations.
Our performance may be negatively impacted by our recent Chief Executive Officer transition
On April 12, 2024, we announced that our Chairman, Christopher Hayes, had been named President and Chief Executive Officer to replace our former CEO. There are a number of risks associated with a CEO transition, any of which may harm the Company. If the new CEO is unsuccessful at leading the management team or is unable to articulate and execute the Company’s strategy and vision, our business may be harmed, and our stock price may decline. If we do not successfully manage our CEO transition, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business, financial condition, and operating results. With the change in leadership, there is a risk to retention of other members of senior management, even with the existing retention program in place, as well as to continuity of business initiatives, plans, and strategies through the transition period and if we are unable to execute an orderly transition, our business may be adversely affected.
We are subject to risks associated with proxy contests and other actions of activist stockholders.
Publicly traded companies have increasingly become subject to campaigns by activist investors advocating corporate actions such as governance changes, financial restructurings, increased borrowings, special dividends, stock repurchases or even sales of assets or entire companies to third parties or the activists themselves. We have received a notice dated April 17, 2024 from Clayton Capital Appreciation Fund, L.P. and its affiliates, Clayton Partners LLC, the JSCC Family Trust, and Jason Stankowski (collectively, “Clayton”), which allegedly owned approximately 2.1% of the Company’s outstanding shares at the time of submission, purporting to nominate a slate of two candidates for election as directors at our 2024 Annual Meeting of Stockholders. On April 17, 2024, Clayton filed a preliminary proxy statement with the SEC in connection with its director nominations. Another stockholder, Shawn Kravetz, the President and Chief Investment Officer of Esplanade Capital LLC (“Esplanade”), had also delivered a notice of his intent to nominate two directors on January 26, 2024, and on April 26, 2024, Esplanade filed a notice of exempt solicitation referencing Clayton’s preliminary proxy statement and encouraging stockholders to consider Esplanade’s communications regarding the Company when voting for directors at the 2024 Annual Meeting of Stockholders. The Company values input from all stockholders, including Clayton, and remains open to ongoing engagement with Clayton. However, if the Company and Clayton cannot reach an agreement in connection with its director nominations, there will be a contested election at the Company’s 2024 Annual Meeting of Stockholders. A proxy contest or related activities on the part of activist stockholders, including, among others, Clayton, could adversely affect our business for a number of reasons, including, without limitation, the following:
•responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of our Board of Directors, management and our employees;
•perceived uncertainties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, business partners, customers and others important to our success, any of which could negatively affect our business and our results of operations and financial condition;
•actions by activist stockholders may be exploited by our competitors, cause concern to our current or potential customers and make it more difficult to attract and retain qualified personnel;

•if nominees advanced by activist stockholders are elected or appointed to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans or to realize long-term value from our assets, and this could in turn have an adverse effect on our business and on our results of operations and financial condition; and
•proxy contests may cause our stock price to experience periods of volatility.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no share repurchases during the three months ended March 31, 2024.
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

SPRUCE POWER HOLDING CORPORATION

Date: May 15, 2024	By:	/s/ Christopher Hayes
	Name:	Christopher Hayes
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Sarah Weber Wells
	Name:	Sarah Weber Wells
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)