Form 10-Q
period 2024-06-30
SPRUCE POWER HOLDING CORP
filed 2024-08-14
CIK 1772720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
___________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 13, 2024, 18,557,200 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

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
•Changes in tax laws may materially adversely affect our business, prospects, financial condition, and operating results.
•Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with business combinations or other ownership changes.
•We are subject to risks associated with construction, regulatory compliance, relating to changes in, and our compliance with, laws and regulations affecting our business, and other contingencies.
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
iii

Part I - Financial Information
Item 1. Financial Statements
Spruce Power Holding Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	As of
(In thousands, except share and per share amounts)	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$116,588	$141,354
Restricted cash	33,621	31,587
Accounts receivable, net of allowance of $1.1 million and $1.7 million as of June 30, 2024 and December 31, 2023, respectively	13,252	9,188
Interest rate swap assets, current	10,273	11,333
Prepaid expenses and other current assets	5,136	9,879
Total current assets	178,870	203,341
Investment related to SEMTH master lease agreement	141,078	143,095
Property and equipment, net	471,302	484,406
Interest rate swap assets, non-current	20,116	16,550
Intangible assets, net	9,577	10,196
Deferred rent assets	3,155	2,454
Right-of-use assets, net	5,324	5,933
Goodwill	28,757	28,757
Other assets	255	257
Long-term assets of discontinued operations	—	32
Total assets	$858,434	$895,021

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,417	$1,120
Non-recourse debt, current, net	28,374	27,914
Accrued expenses and other current liabilities	20,811	40,634
Deferred revenue, current	2,101	878
Lease liability, current	1,042	1,166
Current liabilities of discontinued operations	65	—
Total current liabilities	53,810	71,712
Non-recourse debt, non-current, net	584,478	590,866
Deferred revenue, non-current	2,537	1,858
Lease liability, non-current	5,269	5,731
Warrant liabilities	2	17
Unfavorable solar renewable energy agreements, net	4,376	6,108
Interest rate swap liabilities, non-current	174	843
Other long-term liabilities	3,157	3,047
Long-term liabilities of discontinued operations	68	170
Total liabilities	653,871	680,352
Commitments and contingencies (Note 13)
Stockholders’ equity:

Common stock, $0.0001 par value; 350,000,000 shares authorized at June 30, 2024 and December 31, 2023; 19,357,850 and 18,557,200 shares issued and outstanding at June 30, 2024, respectively, and 19,093,186 and 18,292,536 shares issued and outstanding at December 31, 2023, respectively	2	2
Additional paid-in capital	476,711	475,654
Accumulated deficit	(268,920)	(257,888)
Treasury stock at cost, 800,650 shares at June 30, 2024 and December 31, 2023, respectively	(5,424)	(5,424)
Noncontrolling interests	2,194	2,325
Total stockholders’ equity	204,563	214,669
Total liabilities and stockholders’ equity	$858,434	$895,021

See notes to unaudited condensed consolidated financial statements.

Spruce Power Holding Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share and share amounts)	2024	2023	2024	2023

Revenues	$22,481	$22,813	$40,768	$40,908
Operating expenses:
Cost of revenues	10,139	8,594	19,007	16,447
Selling, general and administrative expenses	16,701	15,985	30,170	31,702
Gain on asset disposal	(999)	(794)	(1,452)	(3,452)
Total operating expenses	25,841	23,785	47,725	44,697
Loss from operations	(3,360)	(972)	(6,957)	(3,789)
Other (income) expense:
Interest income	(5,257)	(3,240)	(10,643)	(5,591)
Interest expense, net	7,591	10,456	18,533	19,623
Change in fair value of warrant liabilities	(6)	(33)	(15)	(148)
Change in fair value of interest rate swaps	3,234	(9,190)	(3,175)	(3,602)
Other income, net	(130)	(752)	(416)	(880)
Net income (loss) from continuing operations	(8,792)	1,787	(11,241)	(13,191)
Net income (loss) from discontinued operations (including loss on disposal of $0 and $3,083 for the three and six months ended June 30, 2023, respectively)	219	(183)	218	(4,049)
Net income (loss)	(8,573)	1,604	(11,023)	(17,240)
Less: Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	5	(1,461)	9	(910)
Net income (loss) attributable to stockholders	$(8,578)	$3,065	$(11,032)	$(16,330)
Net income (loss) from continuing operations per share, basic	$(0.46)	$0.10	$(0.59)	$(0.71)
Net income (loss) from continuing operations per share, diluted	$(0.46)	$0.09	$(0.59)	$(0.71)
Net income (loss) from discontinued operations per share, basic	$0.01	$(0.01)	$0.01	$(0.22)
Net income (loss) from discontinued operations per share, diluted	$0.01	$(0.01)	$0.01	$(0.22)
Net income (loss) attributable to stockholders per share, basic	$(0.45)	$0.16	$(0.57)	$(0.88)
Net income (loss) attributable to stockholders per share, diluted	$(0.45)	$0.15	$(0.57)	$(0.88)
Weighted-average shares outstanding, basic	19,271,954	18,611,757	19,187,364	18,460,947
Weighted-average shares outstanding, diluted	19,271,954	20,200,832	19,187,364	18,460,947

See notes to unaudited condensed consolidated financial statements.

Spruce Power Holding Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three and Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Non controlling Interests	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount			Shares	Amount
Balance at December 31, 2023	19,093,186	$2	$475,654	$(257,888)	800,650	$(5,424)	$2,325	$214,669
Issuance of restricted stock	5,060	—	—	—	—	—	—	—
Capital distributions to noncontrolling interests	—	—	—	—	—	—	(76)	(76)
Stock-based compensation expense, net	—	—	821	—	—	—	—	821
Net income (loss)	—	—	—	(2,454)	—	—	4	(2,450)
Balance at March 31, 2024	19,098,246	$2	$476,475	$(260,342)	800,650	$(5,424)	$2,253	$212,964
Issuance of restricted stock	259,604	—	—	—	—	—	—	—
Capital distributions to noncontrolling interests	—	—	—	—	—	—	(64)	(64)
Stock-based compensation expense, net	—	—	236	—	—	—	—	236
Net income (loss)	—	—	—	(8,578)	—	—	5	(8,573)
Balance at June 30, 2024	19,357,850	$2	$476,711	$(268,920)	800,650	$(5,424)	$2,194	$204,563

		Three and Six Months Ended June 30, 2023
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Non controlling Interests	Total Stockholders’ Equity
(In thousands, except share data)		Shares	Amount			Shares	Amount
Balance at December 31, 2022	$85	18,046,903	$2	$473,289	$(193,342)	—	$—	$8,942	$288,891
Cumulative-effect adjustment of ASC 326 adoption	—	—	—	—	1,285	—	—	—	1,285
Purchase accounting measurement period adjustments	240	—	—	(1,813)	—	—	—	(5,490)	(7,303)
Exercise of stock options	—	135,210		283	—	—	—	—	283
Issuance of restricted stock	—	341,490	—	—	—	—	—	—	—
Issuance of common stock	—	25,818	—	150	—	—	—	—	150
Capital distributions to noncontrolling interests	(108)	—	—	—	—	—	—	(88)	(88)
Stock-based compensation expense, net	—	—	—	796	—	—	—	—	796
Net income (loss)	(39)	—	—	—	(19,395)	—	—	590	(18,805)
Balance at March 31, 2023	$178	18,549,421	$2	$472,705	$(211,452)	—	$—	$3,954	$265,209
Exercise of stock options	$—	111,637	$—	$252	$—	—	$—	$—	$252
Issuance of restricted stock	—	106,928	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	—	233,022	(1,614)	—	(1,614)
Stock-based compensation expense, net	—	—	—	593	—	—	—	—	593
Capital distributions to noncontrolling interests	—	—	—	—	—	—	—	(57)	(57)
Net income (loss)	21	—	—	—	3,065	—	—	(1,482)	1,583
Balance at June 30, 2023	$199	18,767,986	$2	$473,550	$(208,387)	233,022	$(1,614)	$2,415	$265,966
See notes to unaudited condensed consolidated financial statements.

Spruce Power Holding Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2024	2023

Operating activities:
Net loss	$(11,023)	$(17,240)
Adjust for net (income) loss from discontinued operations	(218)	4,049
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense, net	1,057	1,389
Bad debt expense	819	1,104
Amortization of deferred revenue	(77)	(35)
Depreciation and amortization expense	10,462	10,890
Accretion expense	119	—
Change in fair value of interest rate swaps	(3,175)	(3,602)
Change in fair value of warrant liabilities	(15)	(148)
Interest income related to SEMTH master lease agreement	(7,495)	(1,394)
Gain on disposal of assets	(1,452)	(3,379)
Change in operating right-of-use assets	23	(18)
Amortization of debt discount and deferred financing costs	2,930	2,914
Changes in operating assets and liabilities:
Accounts receivable, net	(4,649)	(5,240)
Deferred rent assets	(701)	41
Prepaid expenses and other current assets	4,775	(584)
Other assets	2	126
Accounts payable	297	387
Accrued expenses and other current liabilities	(21,095)	(5,898)
Other long-term liabilities	(9)	8
Deferred revenue	2,023	517
Net cash used in continuing operating activities	(27,402)	(16,113)
Net cash provided by (used in) discontinued operating activities	100	(2,158)
Net cash used in operating activities	(27,302)	(18,271)
Investing activities:
Proceeds from sale of solar energy systems	2,853	3,631
Proceeds from investment related to SEMTH master lease agreement	10,784	5,290
Cash paid for acquisitions, net of cash acquired	—	(23,360)
Purchases of other property and equipment	(150)	(124)
Net cash provided by (used in) continuing investing activities	13,487	(14,563)
Net cash provided by discontinued investing activities	—	325
Net cash provided by (used in) investing activities	13,487	(14,238)
Financing activities:
Repayments of long-term non-recourse debt	(136,750)	(14,305)
Proceeds from issuance of non-recourse debt	130,000	—
Repayments under financing leases	—	(21)
Payment of deferred financing costs	(2,108)	—
Proceeds from issuance of common stock	—	150

Proceeds from exercise of stock options	—	535
Remittance of statutory tax withholding on stock-based payment awards	—	(17)
Share repurchases	—	(1,614)
Capital distributions to redeemable noncontrolling interests and noncontrolling interests	(140)	(253)
Net cash used in continuing financing activities	(8,998)	(15,525)
Net cash provided by discontinued financing activities	81	—
Net cash used in financing activities	(8,917)	(15,525)
Net change in cash and cash equivalents and restricted cash:	(22,732)	(48,034)
Cash and cash equivalents and restricted cash, beginning of period	172,941	240,144
Cash and cash equivalents and restricted cash, end of period	$150,209	$192,110
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,536	$15,980
Supplemental disclosures of noncash investing and financing information:
Settlement of operating lease liability	$—	$1,170
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
Note 2. Summary of Significant Accounting Policies
Basis of unaudited condensed consolidated financial statement presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. The Company has condensed or omitted certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As such, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2023 annual audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2023. The Company’s interim unaudited condensed consolidated financial statements reflect all normal and recurring adjustments necessary, in its opinion, to state fairly the financial position and results of operations for the reported periods. Amounts reported for interim periods may not be indicative of a full year period due to the Company’s continual growth, seasonal fluctuations in solar energy generation, timing of maintenance and other expenditures, changes in interest expense and other factors.
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
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of income and expenses during the reporting period. The Company’s most significant estimates and judgments involve (i) deferred income taxes, (ii) warranty reserves, (iii) valuation of stock-based compensation, (iv) valuation of warrant liability, (v) the useful lives of certain assets and liabilities, (vi) the allowance for current expected credit losses and (vii) the valuation of business combinations, including the fair values and useful lives of acquired assets and assumed liabilities, goodwill and the fair value of purchase consideration of asset acquisitions. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.
Variable interest entities
The Company consolidates any VIE of which it is the primary beneficiary. The Company formed or acquired VIEs which are partially funded by tax equity investors in order to facilitate the funding and monetization of certain attributes associated with solar energy systems. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. A variable interest holder is required to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company evaluates its relationships with the VIEs on an ongoing basis to determine if it is the primary beneficiary. The Company's initial investments in Volta Solar Owner II, LLC and ORE F4 HoldCo, LLC (collectively, the “Funds”) were determined to be VIEs and remained as such as of June 30, 2024.
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
Concentration of credit and revenue risks
Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. At times, such cash may be in excess of the FDIC limit. At June 30, 2024 and December 31, 2023, the Company had cash in excess of the $250,000 federally insured limit. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as most of the balances are kept in treasury bills, which are government backed securities.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies, continued
For the three and six months ended June 30, 2024 and 2023, the Company had no customers that represented at least 10% of the Company’s revenues. As of June 30, 2024 and December 31, 2023, the Company had no customers that represented at least 10% of the Company’s accounts receivable balances.
Restricted cash
Restricted cash held at June 30, 2024 and December 31, 2023 of $33.6 million and $31.6 million, respectively, primarily consists of cash that is subject to restriction due to provisions in the Company's financing agreements and the operating agreements of the Funds. The carrying amount reported in the unaudited condensed consolidated balance sheets for restricted cash approximates its fair value.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reflected on the unaudited condensed consolidated balance sheets to the total amounts shown in the unaudited condensed consolidated statements of cash flows for the end of the periods:

	As of
(Amounts in thousands)	June 30, 2024	June 30, 2023
Cash and cash equivalents	$116,588	$162,749
Restricted cash	33,621	29,361
Total cash, cash equivalents and restricted cash	$150,209	$192,110
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

	As of
(Amounts in thousands)	June 30, 2024	December 31, 2023
Balance at the beginning of the period	$1,693	$12,164
Impact of ASC 326 adoption	—	(1,285)
Write-off of uncollectible accounts	(1,379)	(11,447)
Provision recognized upon valuation of assets acquired	—	420
Provision for current expected credit losses	819	1,841
Balance at the end of the period	$1,133	$1,693
Impairment of long-lived assets
The Company reviews long-lived assets, including solar energy systems, other property and equipment, and intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. The Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluates the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value. There were no long-lived asset impairment charges for the three and six months ended June 30, 2024 and 2023.
Impairment of goodwill

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies, continued
Goodwill represents the excess of cost over the fair market value of tangible and intangible assets acquired and liabilities assumed of acquired businesses. Goodwill is not amortized, however it is annually tested for impairment, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. The Company has historically recorded goodwill in connection with its business acquisitions.
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
There were no goodwill impairment charges for the three and six months ended June 30, 2024 and 2023.
Contingencies
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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy must be determined based on the lowest level input that is significant to the fair value measurement. An assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset or liability being measured.
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
Revenues
The Company’s revenue is derived from its home solar energy portfolio and servicing platform, which primarily generates revenue through the sale to homeowners of power generated by the home solar energy systems and the rental of solar equipment by certain homeowners, pursuant to long-term agreements. Pursuant to Accounting Standard Codification 606 (“ASC 606”) defined below, the Company has elected the “right to invoice” practical expedient, and revenues for the performance obligations related to energy generation and servicing revenue are recognized as services are rendered based upon the underlying contractual arrangements.
The following table presents the detail of the Company’s revenues as reflected within the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
PPA revenues	$12,320	$12,234	$19,839	$19,361
SLA revenues	6,846	7,025	14,137	14,947
Solar renewable energy credit revenues	1,337	1,662	3,174	3,196
Government incentives	146	72	223	96
Servicing revenues	356	112	356	225
Intangibles amortization, unfavorable solar renewable energy agreements	747	976	1,493	1,419
Other revenues	729	732	1,546	1,664
Total	$22,481	$22,813	$40,768	$40,908

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
Solar renewable energy credit revenues
The Company enters contracts with third parties to sell Solar Renewable Energy Credits ("SRECs") generated by the solar energy systems for fixed prices. Certain contracts that meet the definition of a derivative may be exempted as normal purchase or normal sales transactions ("NPNS"). NPNS are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Certain SREC contracts meet these requirements and are designated as NPNS contracts. Such SRECs are exempted from the derivative accounting and reporting requirements, and the Company recognizes revenues in accordance with ASC 606. The Company recognizes revenue for SRECs based on pricing predetermined within the respective contracts at a point in time when the SRECs are transferred. As SRECs can be sold separate from the actual electricity generated by the renewable-based generation source, the Company accounts for the SRECs it generates from its solar energy systems as governmental incentives and do not consider those SRECs output of the underlying solar energy systems. The Company classifies these SRECs as inventory held until sold and delivered to third parties. As the Company did not incur costs to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of June 30, 2024 and December 31, 2023.
Deferred revenue
Deferred revenue consists of amounts for which the criteria for revenue recognition have not yet been met and includes prepayments received for unfulfilled performance obligations that will be recognized on a straight-line basis over the remaining term of the respective customer agreements. Deferred revenue, in the aggregate, as of June 30, 2024 and December 31, 2023 was $4.6 million and $2.7 million, respectively. The Company recognized revenues of less than $0.1 million related to deferred revenue as of the start of the period during each of the three and six months ended June 30, 2024 and 2023.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies, continued
Income taxes
The Company accounts for income taxes using the asset and liability method under which deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards. Deferred income taxes are provided for the temporary differences arising between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and net operating loss carry-forwards and credits. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which the differences are expected to be recovered or settled. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in the unaudited condensed consolidated statements of operations in the period in which the enactment rate changes. The ultimate recovery of deferred tax assets is dependent upon the amount and timing of future taxable income and other factors, such as the taxing jurisdiction in which the asset is to be recovered. Deferred tax assets are reduced through the establishment of a valuation allowance if, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.
Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. For the three and six months ended June 30, 2024 and 2023, there were no uncertain tax positions taken or expected to be taken in the Company’s tax returns.
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
There has historically been no federal or state provision for income taxes since the Company has historically incurred net operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three and six months ended June 30, 2024 and 2023, the Company recognized no provision for income taxes consistent with its losses incurred and the valuation allowance against its deferred tax assets. As a result, the Company's effective income tax rate was 0% for the three and six months ended June 30, 2024 and 2023.
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
The Company’s evaluations of the facts and circumstances available as of the Acquisition Date, to assign fair values to assets acquired and liabilities assumed, remained ongoing subsequent to the Acquisition Date. As the Company completed further analysis of assets including solar systems, intangible assets, as well as noncontrolling interests and non-recourse debt, additional information on the assets acquired and liabilities assumed became available. Changes in information related to the value of net assets acquired changed the amount of the purchase price initially assigned to goodwill, and as a result, the fair values set forth below were subject to adjustments as additional information was obtained and valuations completed. These provisional adjustments were recognized during the reporting period in which the adjustments were determined. The Company has finalized its purchase price allocation as of September 8, 2023.
Accounting for business combinations requires management to make significant estimates and assumptions, especially at the Acquisition Date, including the Company’s estimates of the fair value of solar systems, production based incentives,

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 3. Business Combinations, continued
solar renewable energy agreements, non-controlling interest, trade name and non-recourse debt, where applicable. The Company believes the assumptions and estimates are based on information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing solar systems under the income approach include future expected cash flows and discount rate. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
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

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 5. Property and Equipment, Net
Property and equipment consisted of the following as of June 30, 2024 and December 31, 2023:

	As of
(Amounts in thousands)	June 30, 2024	December 31, 2023

Solar energy systems	$511,887	$513,526
Less: Accumulated depreciation	(41,094)	(29,594)
Solar energy systems, net	$470,793	$483,932

Equipment	$157	$157
Furniture and fixtures	494	461
Computers and related equipment	334	218
Software	2	8
Leasehold improvements	59	59
Gross other property and equipment	1,046	903
Less: Accumulated depreciation	(537)	(429)
Other property and equipment, net	$509	$474

Property and equipment, net	$471,302	$484,406
Depreciation expense related to solar energy systems is included within cost of revenues in the unaudited condensed statements of operations, and for the three and six months ended June 30, 2024 was $5.7 million and $11.4 million, respectively, and for the three and six months ended June 30, 2023 was $5.6 million and $11.6 million, respectively. Depreciation expense related to other property and equipment is included within selling, general and administrative expenses in the unaudited condensed statements of operations, and for each of the three and six months ended June 30, 2024 and 2023 was $0.1 million.
Note 6. Intangible Assets, Net
The following table presents the detail of intangible assets, net as recorded in the unaudited condensed consolidated balance sheets:

	As of
(Amounts in thousands)	June 30, 2024	December 31, 2023
Intangible assets:
Solar renewable energy agreements	$340	$340
Performance based incentives agreements	3,240	3,240
Trade name	8,400	8,400
Gross intangible assets	11,980	11,980
Less: Accumulated amortization	(2,403)	(1,784)
Intangible assets, net	$9,577	$10,196
Amortization of intangible assets for the three and six months ended June 30, 2024 was $0.3 million and $0.6 million, respectively, and for the three and six months ended June 30, 2023 was $0.3 million and $0.4 million, respectively. As of

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2024, expected amortization of intangible assets for each of the five succeeding fiscal years and thereafter is as follows:

As of June 30,
(Amounts in thousands)	2024
Remainder of 2024	$621
2025	1,126
2026	1,122
2027	978
2028	878
Thereafter	4,852
Total	$9,577

Note 7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of June 30, 2024 and December 31, 2023:

	As of
(Amounts in thousands)	June 30, 2024	December 31, 2023
Accrued interest	$7,273	$8,587
Accrued professional fees	2,029	2,386
Accrued contingencies (See Note 13. Commitments and Contingencies)	1,882	21,300
Accrued compensation and related benefits	4,135	3,237
Accrued expenses, other	2,425	2,293
Accrued operating and maintenance expenses	1,993	2,079
Accrued taxes, stock-based compensation	1,074	752
Accrued expenses and other current liabilities	$20,811	$40,634

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 8. Non-Recourse Debt
The following table provides a summary of the Company’s debt as of June 30, 2024 and December 31, 2023:

		As of
(Amounts in thousands)	Due	June 30, 2024	December 31, 2023
SVB Credit Agreement, SP1 Facility (1)	April 2026	$208,581	$214,803
Second SVB Credit Agreement, SP2 Facility (1)	May 2027	82,070	85,231
KeyBank Credit Agreement, SP3 Facility (1)	November 2027	56,608	58,962
Second KeyBank Credit Agreement (1)	April 2030	162,712	162,725
Deutsche Bank Credit Agreement, SP4 Facility	August 2025	—	125,000
Barings GPSF Credit Agreement, SET Facility	April 2042	130,000	—
Less: Unamortized fair value adjustment (1)		(24,755)	(27,600)
Less: Unamortized deferred financing costs		(2,364)	(341)
Total Non-recourse debt		612,852	618,780
Less: Non-recourse debt, current		(28,374)	(27,914)
Non-recourse debt, non-current		$584,478	$590,866
(1) In connection with the acquisition of Legacy Spruce Power effective September 9, 2022, the Company assumed all non-recourse debt instruments valued at approximately $507.2 million as of that date. In connection with accounting for the business combination, the Company adjusted the carrying value of this non-recourse debt to its fair value as of the Acquisition Date. This fair value adjustment resulted in a reduction of the carrying value of the debt by $35.2 million. This adjustment to fair value is being amortized to interest expense over the life of the related debt instruments using the effective interest method. Amortization expense for the fair value adjustment for the three and six months ended June 30, 2024 were $1.4 million and $2.9 million, respectively, and for the three and six months ended June 30, 2023 were $1.5 million and $2.9 million, respectively.
On June 26, 2024, Spruce SET Borrower 2024, LLC (the “Borrower”), a wholly owned subsidiary of the Company, entered into a non-recourse Credit Agreement with Barings GPSF LLC, which provided a fixed interest term loan in the aggregate principal amount of $130.0 million (the “SET Facility”). The proceeds of the SET Facility were primarily used to repay the SP4 Facility of $125.0 million. The repayment of the SP4 Facility was treated as a debt extinguishment under ASC 470-50, Debt—Modifications and Extinguishments. In connection with the repayment of the SP4 Facility, the Company settled the related interest rate swap contracts (see Note 9. Interest Rate Swaps for further discussion). The Borrower incurred approximately $2.1 million of deferred financing costs related to the SET Facility, which are being amortized on a straight-line basis over the anticipated debt servicing period. The SET Facility matures on April 17, 2042 and requires quarterly interest payments at 6.889% per annum beginning August 2024. Effective December 26, 2027, the SET Facility requires additional interest to be accrued on any outstanding aggregate principal or unpaid accrued interest. The SET Facility is collateralized by all of the assets and property of the Borrower. The SET Facility requires the Borrower to be in compliance with various covenants, and the Borrower was in compliance with the required covenants under the SET Facility as of June 30, 2024.
Note 9. Interest Rate Swaps
The purpose of the Company’s swaps is to convert the floating interest rate on the Company's Credit Agreements to a fixed rate. As of June 30, 2024, the notional amount of the interest rate swaps covers approximately 98% of the balance of the Company’s floating rate term loans.
During the three and six months ended June 30, 2024, the change in the fair value of the interest rate swaps was $(3.2) million and $3.2 million, respectively, and for the three and six months ended June 30, 2023 was $9.2 million and $3.6 million, respectively, which are reflected as a component of other income (expense) within the unaudited condensed consolidated statements of operations. The Company also recognized $7.0 million and $10.8 million of realized gains for the three and six months ended June 30, 2024, and for the three and six months ended June 30, 2023, realized gains of $3.5 million and $6.0 million, respectively, reflected within interest expense, net.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 9. Interest Rate Swaps, continue
In June 2024, interest rate swaps related to the SP4 Facility were settled concurrently with the full repayment of the SP4 Facility (see Note 8. Non-Recourse Debt), and as a result, the Company recorded a gain of approximately $3.6 million within interest expense, net during the three and six months ended June 30, 2024.
See Note 10. Fair Value Measurements for further information on the Company’s determination of the fair value of its interest rate swaps.

Note 10. Fair Value Measurements
The Company uses various assumptions and methods in estimating the fair values of its financial instruments.
The Company’s private warrants are valued using a Black-Scholes model, pursuant to the inputs provided in the table below:

Input	June 30, 2024	December 31, 2023
Risk-free rate	4.9%	4.2%
Remaining term in years	1.48	1.98
Expected volatility	68.6%	82.0%
Exercise price	$92.00	$92.00
Fair value of common stock	$3.65	$4.42
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
The fair value of the Company’s non-recourse debt as of June 30, 2024 and December 31, 2023 was $626.1 million and $628.2 million, respectively.
The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of June 30, 2024
(Amounts in thousands)	Level I	Level II	Level III	Total
Asset:
Interest rate swaps	$—	$30,389	$—	$30,389
Money market accounts	112,168	—	—	112,168
Total	$112,168	$30,389	$—	$142,557

Liabilities:
Private warrants	$—	$—	$2	$2
Total	$—	$—	$2	$2

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 10. Fair Value Measurements, continued

	Fair Value Measurements as of December 31, 2023
(Amounts in thousands)	Level I	Level II	Level III	Total
Asset:
Interest rate swaps	$—	$27,883	$—	$27,883
Money market accounts	21,475	—	—	21,475
U.S. Treasury securities	108,964	—	—	108,964
Total	$130,439	$27,883	$—	$158,322

Liabilities:
Private warrants	$—	$—	$17	$17
Total	$—	$—	$17	$17
The following is a roll forward of the Company’s Level 3 liability instruments:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
(Amounts in thousands)
Balance at the beginning of the period	$8	$17
Fair value adjustments – warrant liability	(6)	(15)
Balance at the end of the period	$2	$2
Note 11. Stock-Based Compensation Expense
Stock-based compensation expense related to stock options and restricted stock units for the three and six months ended June 30, 2024 was $0.5 million and $1.4 million, and for the three and six months ended June 30, 2023 was $0.8 million and $1.6 million, respectively. As of June 30, 2024, there was $8.6 million of unrecognized compensation cost related to stock options and restricted stock units which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 3.2 years.
Stock Options
The Company grants stock options to certain employees that will vest over a period of one to four years. A summary of stock option award activity for the six months ended June 30, 2024 was as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2023	193,156	$17.89	5.8
Granted	295,229	3.74
Exercised	—	—
Cancelled or forfeited	—	—
Outstanding at June 30, 2024	488,385	$9.34	8.0
Exercisable at June 30, 2024	192,227	$17.67	5.3
The aggregate intrinsic value of stock options outstanding as of June 30, 2024 was $0.4 million. During the three and six months ended June 30, 2024, the Company granted 295,229 stock options to its President and Chief Executive Officer (“CEO”) upon his appointment to such positions effective April 12, 2024.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 11. Stock-Based Compensation Expense, continued
A summary of stock option award activity for the six months ended June 30, 2023 was as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2022	761,408	$11.12	2.7
Granted	—	—
Exercised	(246,847)	1.92
Cancelled or forfeited	(79,797)	51.52
Outstanding at June 30, 2023	434,764	$9.12	3.2
Exercisable at June 30, 2023	427,787	$8.80	3.2
Restricted Stock Units
The Company grants restricted stock units to certain employees that will generally vest over a period of four years. The fair value of restricted stock unit awards is estimated by the fair value of the Company’s common stock at the date of grant. Restricted stock units activity during the six months ended June 30, 2024 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested, at December 31, 2023	1,102,095	$7.74
Granted	1,629,335	3.58
Vested	(264,664)	6.22
Cancelled or forfeited	(520,226)	5.08
Non-vested, at June 30, 2024	1,946,540	$5.18
During the three and six months ended June 30, 2024, the Company granted restricted stock unit awards of 88,636 shares of common stock to the CEO upon his appointment effective April 12, 2024. In addition, upon the separation of the prior President and Chief Executive Officer (“Former CEO”) from the Company effective April 12, 2024, 97,994 and 244,267 restricted stock units awarded to the Former CEO were vested and forfeited, respectively. The Company recorded $0.5 million of expense related to the 97,994 vested awards during the three and six months ended June 30, 2024.
Restricted stock units activity during the six months ended June 30, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested, at December 31, 2022	1,229,089	$10.40
Granted	653,425	6.48
Vested	(448,418)	12.56
Cancelled or forfeited	(203,116)	11.04
Non-vested, at June 30, 2023	1,230,980	$8.00
Former CEO's Ladder Restricted Stock Unit Award
On September 9, 2022, in connection with the acquisition of Legacy Spruce Power and his appointment as the Company's President, the Company granted to its Former CEO, a restricted stock unit award (the “Ladder RSUs”) of 208,333 shares of common stock. The Ladder RSUs vest in 10% increments on the dates the Plan administrator certifies the applicable

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 11. Stock-Based Compensation Expense, continued
milestone stock prices have been achieved or exceeded, provided that the Former CEO remains employed on the date of certification and such achievement occurs within ten years of the date of the grant.
The Company used a Monte Carlo simulation valuation model to determine the fair value of the award as of the Acquisition Date. The following inputs were used in the simulation: grant date stock price of $9.36 per share, annual volatility of 85.0%, risk-free interest rate of 3.3% and dividend yield of 0.0%. For each tranche, a fair value was calculated as well as a derived service period which represents the median number of years it is expected to take for the Ladder RSUs to meet their corresponding milestone stock price excluding the simulation paths that result in the Ladder RSUs not vesting within the 10-year term of the agreement. Each tranche's fair value will be amortized ratably over the respective derived service period.
The Company recognized expense related to the Ladder RSUs of approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively. Upon separation of the Former CEO from the Company effective April 12, 2024, the Ladder RSUs were terminated and the Company recorded a gain of $0.7 million during the three months ended June 30, 2024.
Note 12. Noncontrolling Interests
The following table summarizes the Company’s noncontrolling interests as of June 30, 2024:

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
The historical redeemable noncontrolling interests and noncontrolling interests are comprised of Class A units, which represent the tax equity investors' interest in the tax equity entities. Both the Class A members and Class B members may have call options to allow either member to redeem the other member's interest in the tax equity entities upon the occurrence of certain contingent events, such as bankruptcy, dissolution/liquidation and forced divestitures of the tax equity entities. Additionally, the Class B members may have the option to purchase all Class A units, which is typically exercisable at any time during the periods specified under their respective governing documents, and, in regards to the tax equity entities historically classified as redeemable noncontrolling interests, they had the contingent obligation to purchase all Class A units if the Class A members exercise their right to withdraw, which is typically exercisable at any time during the three-month period commencing upon the applicable flip date. The Company had no redeemable noncontrolling interests as of June 30, 2024 and December 31, 2023.
Total assets on the unaudited condensed consolidated balance sheets includes $37.4 million as of June 30, 2024 and $38.0 million as of December 31, 2023 of assets held by the Company's VIEs, which can only be used to settle obligations of the VIEs.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 12. Noncontrolling Interests, continued
Total liabilities on the unaudited condensed consolidated balance sheets includes $0.7 million as of June 30, 2024 and $0.8 million as of December 31, 2023 of liabilities that are the obligations of the Company's VIEs.
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
Shareholder Derivative Actions
On June 23, 2022, the Company received a shareholder derivative complaint filed in the U.S. District Court for the District of Massachusetts, captioned Val Kay derivatively on behalf of nominal defendant XL Fleet Corp., against all current directors and former officers and directors, C.A. No. 1:22-cv-10977. The action was filed by a shareholder purportedly on XL Fleet Corp.’s behalf, and raises claims for contribution, as well as claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and abuse of control. On December 8, 2023, the parties submitted a joint status report advising the court that they had reached a settlement-in-principle to settle this action, the Reali v. Griffin, et al. action, the Tucci v. Ledecky, et al. action, and a stockholder litigation demand (collectively, the “Derivative Matters”). Plaintiffs filed a motion for preliminary approval of the settlement on March 1, 2024, which is pending a decision from the court. The settlement provides for certain corporate governance enhancements and no monetary payments. There was no agreement as to attorneys’ fees for the Plaintiffs’ attorneys and Plaintiffs filed a petition for attorneys’ fees, which defendants have opposed. At this time, the Company is unable to estimate potential losses, if any, related to the potential fee petition.

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
On May 1, 2024, the United States District Court for the District of Massachusetts, granted preliminary approval of the settlement of the following shareholder derivative actions: (i) Kay v. Frodl, et al., Case No. 22-cv-10977, pending in the Massachusetts Court; (ii) In re Spruce Power Holding Corp. S'holder Derivative Litig., Case No. 1:23-cv-00289-MN, pending in the United States District Court for the District of Delaware; and (iii) Sham Lakhani, shareholder to a shareholder litigation demand made on the Board of Directors of the Company. The District of Massachusetts approved the proposed settlement on August 8, 2024, but deferred the ruling over the amount of the plaintiffs’ attorneys’ fees until a later date.
State Attorney Generals' Investigations
The Company has been asked to provide information and documents in response to subpoenas and other requests for information from certain state attorney generals’ offices regarding, among other things, its sales and marketing protocols. The Company has been cooperating with these investigations and intends to continue to do so until they are resolved. At this time, the Company is unable to estimate potential losses, if any, related to these matters.
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
BMZ USA, Inc.
On February 11, 2022, BMZ USA Inc. (“BMZ”), a battery manufacturer, sued XL Hybrids for breach of contract, alleging that XL Hybrids failed to timely purchase the full allotment of batteries required under a certain master supply agreement between the parties. In January 2024, BMZ obtained a judgment for $3.9 million against XL Hybrids, Inc. The Company is appealing the ruling while simultaneously pursuing a settlement. The Company currently estimates the potential loss to be

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 13. Commitments and Contingencies, continued
approximately $1.2 million, which has been accrued for as of June 30, 2024 (See Note 7. Accrued Expenses and Other Current Liabilities).
ITC Recapture Provisions

The IRS may disallow and recapture some, or all, of the Investment Tax Credits due to improperly calculated basis after a project was placed in service ("Recapture Event"). If a Recapture Event occurs, Spruce Power is obligated to pay the applicable Class A Member a recapture adjustment, which includes the amounts the Class A Members are required to repay the IRS, including interest and penalties, as well as any third-party legal and accounting fees incurred by the Class A Members in connection to the Recapture Event, as specified in the operating agreements. Such a payment by Spruce Power to the Class A Members are not to be considered a capital contribution to the fund per the operating agreements, nor would it be considered a distribution to the Class A Members. With the exception of the tax matter related to Ampere Solar Owner I noted above, a Recapture Event was not deemed to be probable by the Company, therefore no accrual has been recorded as of June 30, 2024.
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
Indemnities and Guarantees
During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. The duration of the Company’s indemnities and guarantees varies, however the majority of these indemnities and guarantees are limited in duration. No liabilities have been recorded for these indemnities and guarantees as of June 30, 2024.
Insurance Claims and Recoveries related to Maui Fires
In August 2023, a series of wildfires broke out in Hawaii, predominantly on the island of Maui, resulting in real and personal property and natural resource damage, personal injuries and loss of life and widespread power outages. The Company has recorded $0.2 million of receivables as of June 30, 2024 related to the insurance recoveries, with a corresponding entry to gain on asset disposal within the unaudited condensed statements of operations for the three and six months ended June 30, 2024.
Note 14. Net Income (Loss) Per Share
The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share data)	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to stockholders	$(8,578)	$3,065	$(11,032)	$(16,330)
Denominator:
Weighted average shares outstanding, basic	19,271,954	18,611,757	19,187,364	18,460,947
Dilutive effect of stock options and restricted stock units	—	1,589,075	—	—
Weighted average shares outstanding, diluted	19,271,954	20,200,832	19,187,364	18,460,947
Net income (loss) attributable to stockholders per share, basic	$(0.45)	$0.16	$(0.57)	$(0.88)
Net income (loss) attributable to stockholders per share, diluted	$(0.45)	$0.15	$(0.57)	$(0.88)
For any periods presented with a net loss, potentially dilutive outstanding securities, which include stock options, restricted stock units, and warrants, have been excluded from the computation of diluted net loss per share as their effect would be anti-dilutive for those periods. As such, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share are the same for those periods.
Note 15. Discontinued Operations
In the fourth quarter of 2022, the Company discontinued the operations of its Drivetrain and XL Grid operations. The following table provides supplemental detail of the Company’s discontinued operations contained within the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023:

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 15. Discontinued Operations, continued

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Net income (loss) from discontinued operations:
Drivetrain	219	(183)	218	(4,049)
Total	$219	$(183)	$218	$(4,049)
XL Grid
The following table presents financial results of XL Grid operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Revenues	$—	$—	$—	$149
Operating expenses:
Cost of revenues - inventory and other direct costs	—	—	—	148
Selling, general, and administrative expenses	—	—	—	743
Gain on asset disposal	—	—	—	(742)
Total operating expenses	—	—	—	149
Net loss from discontinued operations	$—	$—	$—	$—
Drivetrain
The following table presents financial results of Drivetrain operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Revenues	$16	$12	$37	$20
Operating expenses:
Cost of revenues - inventory and other direct costs	(122)	168	(100)	29
Gain on asset disposal	(81)	—	(81)	—
Other	—	27	—	4,040
Total operating expenses	(203)	195	(181)	4,069
Net income (loss) from discontinued operations	$219	$(183)	$218	$(4,049)

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 15. Discontinued Operations, continued
The following table presents aggregate carrying amounts of assets and liabilities of discontinued operations contained within the unaudited condensed consolidated balance sheets:

	As of
(Amounts in thousands)	June 30, 2024	December 31, 2023
Assets from discontinued operations:
Drivetrain	$—	$32
Total assets from discontinued operations	$—	$32

Liabilities from discontinued operations:
Drivetrain	$133	$170
Total liabilities from discontinued operations	$133	$170

Note 16. Subsequent Events
In July 2024, a series of wildfires broke out across the state of California destroying thousands of acres of forest and causing real and personal property damage. The Company is currently assessing the impact of these wildfires on its home solar systems and customer contracts in the area; however, the Company has not been able to validate the extent of the related damages.
Management has reviewed events subsequent to June 30, 2024 and prior to the filing of financial statements, and except as referenced within this Form 10-Q, the Company has determined there have been no other events that have occurred that would require adjustments or disclosures within the unaudited condensed consolidated financial statements.

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
Overview
Spruce Power is a leading owner and operator of distributed solar energy assets across the United States, owning cash flows from approximately 75,000 home solar assets and contracts across the United States and making renewable energy more accessible to everyone. We generate revenues primarily through the sale of electricity generated by our home solar energy systems to homeowners pursuant to long-term agreements that obligate our subscribers to make recurring monthly payments, and the servicing of those agreements for other institutional owners of home solar energy systems. In addition, we also earn interest income from the investment made under the master lease with SS Holdings 2017, LLC and its subsidiaries ("SEMTH").
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
Results of Operations
The results of operations related to our Drivetrain and XL Grid businesses, which were determined to be discontinued operations in the fourth quarter of 2022, are presented as net income (loss) from discontinued operations in our unaudited condensed consolidated statements of operations. As a result, the continuing operational results reflect the operations related to our corporate functions and the results of operations for Legacy Spruce Power since its acquisition on September 9, 2022.

Comparison of the Three Months Ended June 30, 2024 and 2023

Information with respect to our unaudited condensed consolidated statements of operations for the three months ended June 30, 2024 and 2023 are presented below:

	Three Months Ended June 30,
(In thousands, except per share and share amounts)	2024	2023	$ Change	% Change
Revenues	$22,481	$22,813	$(332)	(1)%
Operating expenses:
Cost of revenues	10,139	8,594	1,545	18
Selling, general and administrative expenses	16,701	15,985	716	4
Gain on asset disposal	(999)	(794)	(205)	26
Loss from operations	(3,360)	(972)	(2,388)	246
Other (income) expense:
Interest income	(5,257)	(3,240)	(2,017)	62
Interest expense, net	7,591	10,456	(2,865)	(27)
Other (income) expense, net	3,098	(9,975)	13,073	(131)
Net income (loss) from continuing operations	(8,792)	1,787	(10,579)	(592)
Net income (loss) from discontinued operations	219	(183)	402	(220)
Net income (loss)	(8,573)	1,604	(10,177)	(634)
Less: Net loss attributable to redeemable noncontrolling interests and noncontrolling interests	5	(1,461)	1,466	(100)
Net income (loss) attributable to stockholders	$(8,578)	$3,065	$(11,643)	(380)

Net income (loss) per common share:
Basic	$(0.45)	$0.16	$(0.61)	(381)
Diluted	$(0.45)	$0.15	$(0.60)	(400)
Revenues and Cost of Revenues
Revenues decreased by $0.3 million, or 1.5%, to $22.5 million in the three months ended June 30, 2024 from $22.8 million for the three months ended June 30, 2023. The decrease was primarily due to a decrease in SREC revenues during the three months ended June 30, 2024.
Cost of revenues increased by $1.5 million, or 18.0%, to $10.1 million in the three months ended June 30, 2024 from $8.6 million for the three months ended June 30, 2023. The increase was primarily attributed to an increase in operating and maintenance costs. Cost of revenues related to our Drivetrain and XL Grid operations are included in net income (loss) from discontinued operations.
Selling, General and Administrative
Selling, general and administrative expenses increased by $0.7 million, or 4.5%, to $16.7 million in the three months ended June 30, 2024 from $16.0 million for the three months ended June 30, 2023. The increase was primarily due to higher compensation expenses of $2.2 million, which included one-time severance costs of $1.9 million recognized in the current period upon separation of the Former CEO from the Company effective April 12, 2024. This increase was partially offset by a reduction of $1.8 million in legal expenses for the three months ended June 30, 2024 resulting from the settlement of certain Legacy XL legal proceedings. Selling, general and administrative expenses related to the Drivetrain and XL Grid operations are included in net income (loss) from discontinued operations.
Gain on Asset Disposal
Gain on asset disposal increased by $0.2 million, or 25.8%, to $1.0 million in the three months ended June 30, 2024 from $0.8 million for the three months ended June 30, 2023. The increase is primarily due to a $0.2 million gain recognized during the three months ended June 30, 2024 for insurance proceeds related to the Maui fires, see Note 13. Commitments and Contingencies to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest Income
Interest income increased by $2.0 million, or 62.3%, to $5.3 million in the three months ended June 30, 2024 from $3.2 million for the three months ended June 30, 2023. The increase is due to incremental interest income of $2.4 million associated with the SEMTH Master Lease, slightly offset by a $0.4 million decrease in interest income earned on investments in U.S. Treasury securities during the current period.
Interest Expense, net
Interest expense, net decreased by $2.9 million, or 27.4%, to $7.6 million in the three months ended June 30, 2024, from $10.5 million for the three months ended June 30, 2023. The decrease is primarily due to a gain of $3.6 million recognized during the current period associated with the settlement of the Company’s interest rate swaps related to the SP4 Facility (see Note 9. Interest Rate Swaps to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), which was partially offset by an increase in interest expense of $0.6 million during the current period.
Other (Income) Expense, net
Other (income) expense, net was a $3.1 million expense for the three months ended June 30, 2024, a decrease of $13.1 million from an income of $10.0 million for the three months ended June 30, 2023. The decrease is primarily the result of change in fair value of our interest rate swap agreements.
Comparison of the Six Months Ended June 30, 2024 and 2023
Information with respect to our unaudited condensed consolidated statements of operations for the six months ended June 30, 2024 and 2023 are presented below:

	Six Months Ended June 30,
(In thousands, except per share and share amounts)	2024	2023	$ Change	% Change
Revenues	$40,768	$40,908	$(140)	—%
Operating expenses:
Cost of revenues	19,007	16,447	2,560	16
Selling, general and administrative expenses	30,170	31,702	(1,532)	(5)
Gain on asset disposal	(1,452)	(3,452)	2,000	(58)
Loss from operations	(6,957)	(3,789)	(3,168)	84
Other (income) expense:
Interest income	(10,643)	(5,591)	(5,052)	90
Interest expense, net	18,533	19,623	(1,090)	(6)
Other income, net	(3,606)	(4,630)	1,024	(22)
Net loss from continuing operations	(11,241)	(13,191)	1,950	(15)
Net income (loss) from discontinued operations	218	(4,049)	4,267	(105)
Net loss	(11,023)	(17,240)	6,217	(36)%
Less: Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	9	(910)	919	(101)
Net loss attributable to stockholders	$(11,032)	$(16,330)	$5,298	(32)

Net loss per common share:
Basic and diluted	$(0.57)	$(0.88)	$0.31	(35)
Revenues and Cost of Revenues
Revenues decreased by $0.1 million, or 0.3%, to $40.8 million in the six months ended June 30, 2024 from $40.9 million for the six months ended June 30, 2023. The decrease is primarily due to a $0.1 million decrease in other revenues during the current period.
Cost of revenues increased by $2.6 million, or 15.6%, to $19.0 million in the six months ended June 30, 2024 from $16.4 million for the six months ended June 30, 2023. The increase is primarily due to an increase in certain operation and maintenance costs. Cost of revenues related to our Drivetrain and XL Grid operations are included in net income (loss) from discontinued operations.
Selling, General and Administrative
Selling, general and administrative expenses decreased by $1.5 million, or 4.8%, to $30.2 million in the six months ended June 30, 2024 from $31.7 million for the six months ended June 30, 2023. The decrease is primarily due to decreases in legal costs associated with Legacy XL legal matters and certain professional services, partially offset by one-time severance costs of $1.9 million recognized in the current period upon separation of the Former CEO from the Company effective April 12, 2024. Selling, general and administrative expenses related to the Drivetrain and XL Grid operations are included in net income (loss) from discontinued operations.
Gain on Asset Disposal
Gain on asset disposal decreased by $2.0 million, or 57.9%, to $1.5 million in the six months ended June 30, 2024 from $3.5 million for the six months ended June 30, 2023. The decrease is primarily the result of updated valuation reports and adjustments to provisional amounts assigned to gain on asset disposal recognized in the prior period, partially offset by a $0.2 million gain recognized in the current period for insurance proceeds related to the Maui fires.
Interest Income

Interest income increased by $5.1 million, or 90.4%, to $10.6 million in the six months ended June 30, 2024 from $5.6 million for the six months ended June 30, 2023. The increase is primarily due to two full quarters of interest income related to the SEMTH Acquisition, which was completed in March 2023, recognized in the current period as compared to the prior period.
Interest Expense, net
Interest expense, net decreased by $1.1 million, or 5.6%, to $18.5 million in the six months ended June 30, 2024 from $19.6 million for the six months ended June 30, 2023. The decrease is primarily due to a gain of $3.6 million recognized during the current period due to settlement of the Company’s interest rate swaps related to the settlement of SP4 Facility, partially offset by incremental expenses of $2.6 million associated with two full quarters of interest expense related to the SP4 Facility assumed in connection with the SEMTH acquisition completed in 2023.
Other (Income) Expense, net
Other income, net was $3.6 million for the six months ended June 30, 2024, a decrease of $1.0 million from an expense of $4.6 million for the six months ended June 30, 2023. The decrease is primarily due to an unfavorable settlement of interest swaps recognized in the prior period.
Liquidity and Capital Resources
Our cash requirements depend on many factors, including the execution of our business strategy. We remain focused on carefully managing costs, including capital expenditures, maintaining a strong balance sheet, and ensuring adequate liquidity. Our primary cash needs are for debt service, acquisition of solar systems, operating expenses, working capital and capital expenditures to support the growth of our business. Working capital is impacted by the timing and extent of the business needs. As of June 30, 2024, we had net working capital of $125.1 million, including cash and cash equivalents and restricted cash of $150.2 million.
With the acquisition of Legacy Spruce Power in September 2022, we assumed all of the outstanding non-recourse debt of Legacy Spruce Power, which had a principal balance of $542.5 million on the date of the acquisition. With the SEMTH acquisition in the first quarter of 2023, we assumed $125.0 million of non-recourse debt, which was repaid in full in June 2024, see Note 8. Non-Recourse Debt to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. During the third quarter of 2023, we entered into a second amendment to our existing SP2 Facility, resulting in incremental term loans of approximately $21.4 million, proceeds of which were used to primarily fund the Tredegar acquisition.
During the second quarter of 2024, we obtained new term loans in the aggregate principal amount of $130.0 million, the proceeds of which were primarily used to repay $125.0 million related to the SEMTH acquisition. As of June 30, 2024, we had $612.9 million of aggregate non-recourse debt, including current portions. We are required to complete debt service coverage ratio calculations on a quarterly basis as part of our debt covenants. All debt covenant requirements were satisfied as of June 30, 2024. Based on our current liquidity, management believes that no additional capital will be needed to execute its current business plan over the next 12 months. We continually evaluate our cash needs to raise additional funds or seek alternative sources to invest in growth opportunities and other purposes.

Cash Flows Summary
Presented below is a summary of our operating, investing and financing cash flows:

	Six Months Ended
(Amounts in thousands)	June 30, 2024	June 30, 2023
Net cash provided by (used in)
Continuing operating activities	$(27,402)	$(16,113)
Discontinued operating activities	100	(2,158)
Continuing investing activities	13,487	(14,563)
Discontinued investing activities	—	325
Continuing financing activities	(8,998)	(15,525)
Discontinued financing activities	81	—
Net change in cash and cash equivalents and restricted cash	$(22,732)	$(48,034)
Cash Flows Used in Operating Activities
The net cash used in continuing operations for the six months ended June 30, 2024 consists of the Company’s corporate costs and certain other costs that were not allocated to our discontinued operations.
Cash Flows Provided by Investing Activities
Cash provided by investing activity related to continuing operations for the six months ended June 30, 2024 primarily includes $10.8 million of proceeds from the SEMTH investment and $2.9 million of proceeds from the sale of solar energy systems.
Cash Flows Used in Financing Activities
The net cash used in financing activities related to continuing operations for the six months ended June 30, 2024 primarily includes $136.8 million for the repayment of the Company’s long term non-recourse debt, partially offset by new long term non-recourse debt obtained via the SET Facility of $130.0 million.
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures as of June 30, 2024. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of that date, due to the material weaknesses in internal control over financial reporting described below.
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
Control Activities
The Company did not maintain effective control activities based on the criteria established in the COSO Framework and identified the following control deficiencies that constitute material weaknesses from the lack of effectively designed and implemented controls, either individually or in the aggregate:
•review and approval of manual journal entries, including implementing appropriate segregation of duties;
•complex transactions, inclusive of accounting for business combinations and the Company’s investment related to the SEMTH Master Lease Agreement and the related interest income; and
•revenue recognition, including the review of the contracts upon inception and/or acquisition and the accounting for revenue recognition under ASC 606, Revenue from Contracts with Customers.

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
Remediation Plan
The Company is committed to maintaining strong internal control over financial reporting. In response to the material weaknesses described above, management, with the oversight of the Audit Committee, has taken and is taking comprehensive actions to remediate the above material weaknesses. The remediation plan includes the following:
•developed and presented a training program educating control owners concerning financial statement risk and the principles of the Internal Control - Integrated Framework issued by COSO;
•implemented a formal journal entry review policy to govern the process by which all manual journal entry approvers would adhere to;
•implemented a system-based journal entry approval workflow to ensure manual journal entries have proper segregation of duties between journal entry creators and approvers;
•hiring professionals with the appropriate skills to perform control activities, including those involving complex and/or non-routine transactions;
•designing and implementing additional and/or enhanced controls in the areas of account reconciliations, contract accounting, revenue recognition, and financial statement analysis prepared in conformity with GAAP, and manual journal entries; and
•designing and implementing controls to address the identification, accounting, review and reporting of complex and/or non-routine transactions.
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
Changes in Internal Control Over Financial Reporting
Other than described above, there were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2024, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Our performance may be negatively impacted by our recent Chief Executive Officer transition
On April 12, 2024, we announced that our Chairman, Christopher Hayes, had been named President and Chief Executive Officer to replace our Former CEO. There are a number of risks associated with a CEO transition, any of which may harm the Company. If the new CEO is unsuccessful at leading the management team or is unable to articulate and execute the Company’s strategy and vision, our business may be harmed, and our stock price may decline. If we do not successfully manage our CEO transition, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business, financial condition, and operating results. With the change in leadership, there is a risk to retention of other members of senior management, as well as to continuity of business initiatives, plans, and strategies through the transition period and if we are unable to execute an orderly transition, our business may be adversely affected.
We are subject to risks associated with proxy contests and other actions of activist stockholders.

Publicly traded companies have increasingly become subject to campaigns by activist investors advocating corporate actions such as governance changes, financial restructurings, increased borrowings, special dividends, stock repurchases or even sales of assets or entire companies to third parties or the activists themselves. We received a notice dated April 17, 2024 from Clayton Capital Appreciation Fund, L.P. and its affiliates, Clayton Partners LLC, the JSCC Family Trust, and Jason Stankowski (collectively, “Clayton”), which owned approximately 2.1% of the Company’s outstanding shares at the time of submission, purporting to nominate a slate of two candidates for election as directors at our 2024 Annual Meeting of Stockholders. On June 21, 2024, we entered into a Cooperation Agreement with Clayton (the “Cooperation Agreement”) pursuant to which, among other things, we agreed to increase the size of our Board from six to seven directors and to take all necessary actions to appoint Clara Nagy McBane to our Board to fill the directorship resulting from the increase in the size of our Board and Clayton agreed to certain customary standstill provisions that will remain in effect until the date that is the earlier of (i) the date Clayton receives notice that we will not nominate Ms. McBane for re-election to our Board at the 2025 Annual Meeting of Stockholders, (ii) immediately following the closing of the polls on the election of directors at the 2025 Annual Meeting of Stockholders, (iii) August 31, 2025 if the 2025 Annual Meeting of Stockholders has not been held by that date, and (iv) in the event that any party materially breaches the Cooperation Agreement, the date that is 30 calendar days following written notice of such breach from the non-breaching party, if such breach (if capable of being cured) has not been cured by such date, or, if impossible to cure within 30 calendar days, such party has not taken substantive action to correct by such date. A proxy contest or related activities on the part of activist stockholders could adversely affect our business for a number of reasons, including, without limitation, the following:
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
We have received subpoenas from states attorneys general requesting information about our business. These investigations could result in substantial legal fees, fines, penalties or damages and may divert Management’s time and attention from our business

We have received subpoenas from state attorneys general requesting information about our business. These investigations could result in substantial legal fees, fines, penalties, or damages and may divert Management’s time and attention from our business. Specifically, we have received subpoenas from the attorneys general for the states of Connecticut, New Jersey, New York, and Texas regarding, among other things, our sales, marketing and billing practices. We are cooperating with these investigations, each of which have involved requests for a substantial volume of documents to be produced by the Company. While we are responding to these subpoenas with the assistance of counsel, it is possible that these investigations may result in a fine, penalty or injunction which may adversely affect our ability to operate in these states.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no share repurchases during the three months ended June 30, 2024.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibit No.	Description	Included	Form	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	8-K	December 23, 2020
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation	By Reference	8-K	October 6, 2023
3.3	Certificate of Amendment changing name of Registrant to Spruce Power Holding Corporation	By Reference	8-K	November 14, 2022
3.4	Amended and Restated Bylaws, as amended as of November 10, 2022	By Reference	8-K	November 14, 2022
10.1*	Amended and Restated At-will Employment, Confidential Information Invention Assignment, and Arbitration Agreement, dated January 1, 2022, by and between Solar Service Experts and Jonathan M. Norling	Herewith
10.2*	Executive Employment Agreement, dated April 12, 2024, by and between Spruce Power Holding Corporation and Christopher Hayes	Herewith
10.3*	Executive Separation Agreement, dated April 12, 2024, by and between Spruce Power Holding Corporation and Christian Fong	Herewith

10.4*	Amended Offer Letter, dated June 13, 2024, by and between Spruce Power Holding Corporation and Sarah Wells	Herewith
10.5	Cooperation Agreement, dated June 21, 2024, by and among Spruce Power Holding Corporation, Clayton Capital Appreciation Fund, L.P. and Clayton Partners LLC	By Reference	8-K	June 24, 2024
10.6
Credit Agreement, dated as of June 26, 2024, among Spruce SET Borrower 2024, LLC, as Borrower, Barings GPSF LLC, as Facility Agent for the financial institutions that may from time to time become parties hereto as Lenders, Computershare Trust Company, National Association, as Collateral Agent and as Paying Agent and Lenders from time to time party thereto
		By Reference	8-K	July 1, 2024
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

SPRUCE POWER HOLDING CORPORATION

Date: August 14, 2024	By:	/s/ Christopher Hayes
	Name:	Christopher Hayes
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Sarah Weber Wells
	Name:	Sarah Weber Wells
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)