Form 10-Q
period 2024-09-30
SPRUCE POWER HOLDING CORP
filed 2024-11-14
CIK 1772720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
___________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 13, 2024, 18,602,612 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that relate to future events or our future financial performance including, but not limited to, statements regarding the plans, strategies and prospects, both business and financial, of Spruce Power Holding Corporation (the “Company”), our growth plans, future financial and operating results, costs and expenses, the outcome of contingencies, financial condition, results of operations, liquidity, cost savings, business strategies, including the potential acquisition of approximately 10,000 home solar assets and contracts as contemplated by the non-binding Letter of Intent executed by the Company in September 2024 (the “Potential Acquisition”), and other statements that are not historical facts. Forward-looking statements can be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “opportunity,” “plan,” “predict,” “potential,” “estimate,” “should,” “will,” “would” or the negative of these terms or other words of similar meaning. These statements are based upon the Company’s current plans and strategies and reflect the Company’s current assessment of the risks and uncertainties related to its business and are made as of the date of this report. These statements are inherently subject to known and unknown risks and uncertainties. You should read these statements carefully as they discuss our future expectations or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results to differ materially from those currently anticipated include the following:
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
•We may not enter into a definitive agreement to complete the Potential Acquisition, which is still subject to negotiation, the Potential Acquisition may not be completed in a timely manner or at all, and the Company may incur significant costs, fees and expenses related to the Potential Acquisition.
•We may not be able to identify strategic acquisition or strategic relationship opportunities, we may not be able to complete strategic acquisitions or strategic relationships, or we may experience difficulties in integrating strategic acquisitions, including the Potential Acquisition if it is completed.
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
•We are subject to risks associated with construction, regulatory compliance, risks relating to changes in, and our compliance with, laws and regulations affecting our business, and other contingencies.
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
iii

Part I - Financial Information
Item 1. Financial Statements
Spruce Power Holding Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	As of
(In thousands, except share and per share amounts)	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$113,658	$141,354
Restricted cash	36,323	31,587
Accounts receivable, net of allowance of $0.9 million and $1.7 million as of September 30, 2024 and December 31, 2023, respectively	11,523	9,188
Interest rate swap assets, current	6,723	11,333
Prepaid expenses and other current assets	4,779	9,879
Total current assets	173,006	203,341
Investment related to SEMTH master lease agreement	138,340	143,095
Property and equipment, net	464,695	484,406
Interest rate swap assets, non-current	12,812	16,550
Intangible assets, net	9,267	10,196
Deferred rent assets	3,370	2,454
Right-of-use assets, net	5,029	5,933
Goodwill	—	28,757
Other assets	255	257
Long-term assets of discontinued operations	—	32
Total assets	$806,774	$895,021

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$858	$1,120
Non-recourse debt, current, net	28,351	27,914
Accrued expenses and other current liabilities	30,892	40,634
Deferred revenue, current	1,686	878
Lease liability, current	956	1,166
Current liabilities of discontinued operations	65	—
Total current liabilities	62,808	71,712
Non-recourse debt, non-current, net	577,005	590,866
Deferred revenue, non-current	2,876	1,858
Lease liability, non-current	5,061	5,731
Warrant liabilities	—	17
Unfavorable solar renewable energy agreements, net	3,510	6,108
Interest rate swap liabilities, non-current	607	843
Other long-term liabilities	3,219	3,047
Long-term liabilities of discontinued operations	52	170
Total liabilities	655,138	680,352
Commitments and contingencies (Note 14)
Stockholders’ equity:

Common stock, $0.0001 par value; 350,000,000 shares authorized at September 30, 2024 and December 31, 2023; 19,398,378 and 18,597,728 shares issued and outstanding at September 30, 2024, respectively, and 19,093,186 and 18,292,536 shares issued and outstanding at December 31, 2023, respectively	2	2
Additional paid-in capital	477,413	475,654
Accumulated deficit	(322,449)	(257,888)
Treasury stock at cost, 800,650 shares at September 30, 2024 and December 31, 2023	(5,424)	(5,424)
Noncontrolling interests	2,094	2,325
Total stockholders’ equity	151,636	214,669
Total liabilities and stockholders’ equity	$806,774	$895,021

See notes to unaudited condensed consolidated financial statements.

Spruce Power Holding Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share and share amounts)	2024	2023	2024	2023

Revenues	$21,378	$23,250	$61,881	$64,158
Operating expenses:
Cost of revenues	9,657	9,810	28,500	26,257
Selling, general and administrative expenses	13,521	12,391	43,426	44,093
Litigation settlements, net	7,205	26,339	7,205	26,339
Gain on asset disposal	(603)	(773)	(2,055)	(4,225)
Impairment of goodwill	28,757	—	28,757	—
Total operating expenses	58,537	47,767	105,833	92,464
Loss from operations	(37,159)	(24,517)	(43,952)	(28,306)
Other (income) expense:
Interest income	(6,265)	(8,255)	(16,908)	(13,846)
Interest expense, net	11,367	11,192	29,900	30,815
Change in fair value of warrant liabilities	(2)	(70)	(17)	(218)
Change in fair value of interest rate swaps	11,328	(8,061)	8,153	(11,663)
Other income, net	(37)	(360)	(453)	(1,240)
Net loss from continuing operations	(53,550)	(18,963)	(64,627)	(32,154)
Net income (loss) from discontinued operations (including loss on disposal of $0 and $3,083 for the three and nine months ended September 30, 2023, respectively)	(4)	(204)	50	(4,253)
Net loss	(53,554)	(19,167)	(64,577)	(36,407)
Less: Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	(25)	146	(16)	(764)
Net loss attributable to stockholders	$(53,529)	$(19,313)	$(64,561)	$(35,643)
Net loss from continuing operations per share, basic and diluted	$(2.88)	$(1.09)	$(3.51)	$(1.78)
Net loss from discontinued operations per share, basic and diluted	$—	$(0.01)	$—	$(0.24)
Net loss attributable to stockholders per share, basic and diluted	$(2.88)	$(1.11)	$(3.50)	$(1.97)
Weighted-average shares outstanding, basic and diluted	18,566,015	17,351,796	18,438,375	18,072,115

See notes to unaudited condensed consolidated financial statements.

Spruce Power Holding Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three and Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Non controlling Interests	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount			Shares	Amount
Balance at December 31, 2023	19,093,186	$2	$475,654	$(257,888)	800,650	$(5,424)	$2,325	$214,669
Issuance of restricted stock	5,060	—	—	—	—	—	—	—
Capital distributions to noncontrolling interests	—	—	—	—	—	—	(76)	(76)
Stock-based compensation expense, net	—	—	821	—	—	—	—	821
Net income (loss)	—	—	—	(2,454)	—	—	4	(2,450)
Balance at March 31, 2024	19,098,246	$2	$476,475	$(260,342)	800,650	$(5,424)	$2,253	$212,964
Issuance of restricted stock	259,604	—	—	—	—	—	—	—
Capital distributions to noncontrolling interests	—	—	—	—	—	—	(64)	(64)
Stock-based compensation expense, net	—	—	236	—	—	—	—	236
Net income (loss)	—	—	—	(8,578)	—	—	5	(8,573)
Balance at June 30, 2024	19,357,850	$2	$476,711	$(268,920)	800,650	$(5,424)	$2,194	$204,563
Issuance of restricted stock	40,528	—	—	—	—	—	—	—
Capital distributions to noncontrolling interests	—	—	—	—	—	—	(75)	(75)
Stock-based compensation expense, net	—	—	702	—	—	—	—	702
Net loss	—	—	—	(53,529)	—	—	(25)	(53,554)
Balance at September 30, 2024	19,398,378	$2	$477,413	$(322,449)	800,650	$(5,424)	$2,094	$151,636

		Three and Nine Months Ended September 30, 2023
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Non controlling Interests	Total Stockholders’ Equity
(In thousands, except share data)		Shares	Amount			Shares	Amount
Balance at December 31, 2022	$85	18,046,903	$2	$473,289	$(193,342)	—	$—	$8,942	$288,891
Cumulative-effect adjustment of ASC 326 adoption	—	—	—	—	1,285	—	—	—	1,285
Purchase accounting measurement period adjustments	240	—	—	(1,813)	—	—	—	(5,490)	(7,303)
Exercise of stock options	—	135,210		283	—	—	—	—	283
Issuance of restricted stock	—	341,490	—	—	—	—	—	—	—
Issuance of common stock	—	25,818	—	150	—	—	—	—	150
Capital distributions to noncontrolling interests	(108)	—	—	—	—	—	—	(88)	(88)
Stock-based compensation expense, net	—	—	—	796	—	—	—	—	796
Net income (loss)	(39)	—	—	—	(19,395)	—	—	590	(18,805)
Balance at March 31, 2023	$178	18,549,421	$2	$472,705	$(211,452)	—	$—	$3,954	$265,209
Exercise of stock options	—	111,637	$—	252	$—	—	$—	—	252
Issuance of restricted stock	—	106,928	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	—	233,022	(1,614)	—	(1,614)
Stock-based compensation expense, net	—	—	—	593	—	—	—	—	593
Capital distributions to noncontrolling interests	—	—	—	—	—	—	—	(57)	(57)
Net income (loss)	21	—	—	—	3,065	—	—	(1,482)	1,583
Balance at June 30, 2023	$199	18,767,986	$2	$473,550	$(208,387)	233,022	$(1,614)	$2,415	$265,966
Exercise of stock options	—	84,245	—	165	—	—	—	—	165
Issuance of restricted stock	—	72,895	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	—	497,725	(3,505)	—	(3,505)
Stock-based compensation expense, net	—	—	—	660	—	—	—	—	660
Buyout of redeemable noncontrolling interests	(55)	—	—	139	—	—	—	—	139
Equity related to buyout of redeemable noncontrolling interest	(139)	—	—	—	—	—	—	—	—
Capital distributions to noncontrolling interests	(26)	—	—	—	—	—	—	(102)	(102)
Net income (loss)	21	—	—	—	(19,313)	—	—	125	(19,188)
Balance at September 30, 2023	$—	18,925,126	$2	$474,514	$(227,700)	730,747	$(5,119)	$2,438	$244,135

See notes to unaudited condensed consolidated financial statements.

Spruce Power Holding Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2024	2023

Operating activities:
Net loss	$(64,577)	$(36,407)
Adjust for net (income) loss from discontinued operations	(50)	4,253
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense, net	1,759	2,049
Bad debt expense	1,128	2,436
Amortization of deferred revenue	(671)	—
Depreciation and amortization expense	15,695	16,445
Impairment of goodwill	28,757	—
Accretion expense	181	—
Change in fair value of interest rate swaps	8,153	(11,663)
Change in fair value of warrant liabilities	(17)	(218)
Interest income related to SEMTH master lease agreement	(12,159)	(7,658)
Gain on disposal of assets	(2,055)	(4,225)
Change in operating right-of-use assets	24	49
Amortization of fair value adjustment and deferred financing costs	4,447	4,390
Changes in operating assets and liabilities:
Accounts receivable, net	(3,463)	(5,166)
Deferred rent assets	(916)	(488)
Prepaid expenses and other current assets	4,961	(1,992)
Other assets	2	124
Accounts payable	(262)	(1,667)
Accrued expenses and other current liabilities	(11,735)	25,212
Other long-term liabilities	(9)	5
Deferred revenue	2,541	701
Net cash used in continuing operating activities	(28,266)	(13,820)
Net cash used in discontinued operating activities	(87)	(2,104)
Net cash used in operating activities	(28,353)	(15,924)
Investing activities:
Proceeds from sale of solar energy systems	4,712	5,068
Proceeds from investment related to SEMTH master lease agreement	18,868	13,188
Cash paid for acquisitions, net of cash acquired	—	(43,097)
Purchases of other property and equipment	(182)	(285)
Net cash provided by (used in) continuing investing activities	23,398	(25,126)
Net cash provided by discontinued investing activities	—	325
Net cash provided by (used in) investing activities	23,398	(24,801)
Financing activities:
Repayments of long-term non-recourse debt	(145,763)	(22,821)
Proceeds from issuance of non-recourse debt	130,000	21,396
Repayments under financing leases	—	(165)

Payment of deferred financing costs	(2,108)	(391)
Proceeds from issuance of common stock	—	150
Proceeds from exercise of stock options	—	700
Share repurchases	—	(5,119)
Buyout of redeemable non-controlling interest	—	(55)
Capital distributions to redeemable noncontrolling interests and noncontrolling interests	(215)	(381)
Net cash used in continuing financing activities	(18,086)	(6,686)
Net cash provided by discontinued financing activities	81	—
Net cash used in financing activities	(18,005)	(6,686)
Net change in cash and cash equivalents and restricted cash:	(22,960)	(47,411)
Cash and cash equivalents and restricted cash, beginning of period	172,941	240,144
Cash and cash equivalents and restricted cash, end of period	$149,981	$192,733
Supplemental disclosure of cash flow information:
Cash paid for interest	$22,021	$24,105
Supplemental disclosures of noncash investing and financing information:
Right-of-use assets obtained in exchange for lease liability	$—	$933
Settlement of operating lease liability	$—	$436
Settlement of finance lease liability	$—	$43
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
Historically, the Company provided fleet electrification solutions for commercial vehicles in North America, offering its systems for vehicle electrification (the “Drivetrain” operations) and through its energy efficiency and infrastructure solutions business, offering and installing charging stations to enable customers develop the charging infrastructure required for their electrified vehicles (the “XL Grid” operations). The Company ceased the Drivetrain and XL Grid operations in late 2022, and both are presented as discontinued operations in the unaudited condensed consolidated financial statements (see Note 16. Discontinued Operations).
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
Variable interest entities
The Company consolidates any VIE of which it is the primary beneficiary. The Company formed or acquired VIEs which are partially funded by tax equity investors in order to facilitate the funding and monetization of certain attributes associated with solar energy systems. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. A variable interest holder is required to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company evaluates its relationships with the VIEs on an ongoing basis to determine if it is the primary beneficiary. The Company's initial investments in Volta Solar Owner II, LLC and ORE F4 HoldCo, LLC (collectively, the “Funds”) were determined to be VIEs and remained as such as of September 30, 2024. During the three months ended September 30, 2023, the Company purchased all membership interests in Level Solar Fund IV and it ceased being a VIE as of September 30, 2023.
Cash and cash equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents include cash held in banks, money market accounts, and U.S. Treasury securities. Cash equivalents are carried at cost, which approximates fair value due to their short-term nature. The Company’s cash and cash equivalents are placed with large financial institutions, and at times exceed federally insured limits. To date, the Company has not experienced any credit loss relating to its cash and cash equivalents.
Concentration of credit and revenue risks
Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. At times, such cash may be in excess of the Federal Deposit Insurance Corporation limit. At September 30, 2024 and December 31, 2023, the Company had cash in excess of the $250,000 federally insured limit. The Company

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies, continued
believes that its credit risk is not significant on cash and cash equivalents as most of the balances are kept in treasury bills, which are government backed securities.
For the three and nine months ended September 30, 2024 and 2023, the Company had no customers that represented at least 10% of the Company’s revenues. As of September 30, 2024 and December 31, 2023, the Company had no customers that represented at least 10% of the Company’s accounts receivable balances.
Restricted cash
Restricted cash held at September 30, 2024 and December 31, 2023 of $36.3 million and $31.6 million, respectively, primarily consists of cash that is subject to restriction due to provisions in the Company's financing agreements and the operating agreements of the Funds. The carrying amount reported in the unaudited condensed consolidated balance sheets for restricted cash approximates its fair value.
The following table provides a reconciliation of the Company’s cash and cash equivalents and restricted cash balances to the total amounts shown in the unaudited condensed consolidated statements of cash flows for the end of the periods:

	As of
(Amounts in thousands)	September 30, 2024	September 30, 2023
Cash and cash equivalents	$113,658	$154,209
Restricted cash	36,323	38,524
Total cash, cash equivalents and restricted cash	$149,981	$192,733
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

	As of
(Amounts in thousands)	September 30, 2024	December 31, 2023
Balance at the beginning of the period	$1,693	$12,164
Impact of ASC 326 adoption	—	(1,285)
Write-off of uncollectible accounts	(1,881)	(11,447)
Provision recognized upon valuation of assets acquired	—	420
Provision for current expected credit losses	1,128	1,841
Balance at the end of the period	$940	$1,693
Investment related to SEMTH master lease agreement and interest income

The Company accounts for its investment related to the SEMTH (as defined below) master lease agreement in accordance with Accounting Standards Codification (“ASC”) 325-40, Investments—Other—Beneficial Interests in Securitized Financial Assets. The Company recognizes accretable yield as interest income over the life of the related beneficial interest using the effective yield method, which is reflected within interest income in the unaudited condensed consolidated statements of operations in the amount of $4.8 million and $12.3 million for the three and nine months ended September 30, 2024, respectively. On a recurring basis, the Company evaluates changes in the cash flows expected to be collected from the cash flows previously projected, and when favorable or adverse changes are deemed other than temporary, the

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies, continued
Company prospectively updates its expectation of cash flows to be collected and recalculates the amount of accretable yield for the related beneficial interest.

Favorable or adverse changes deemed other than temporary are accounted for as a change in estimate in conformity with ASC 250, Accounting Changes and Error Corrections, with the amount of periodic accretion adjusted over the remaining life of the master lease agreement. During the three months period ended September 30, 2024, the Company revised its estimated cash flows expected to be collected related to the SEMTH master lease agreement. As a result, the Company recognized additional accretable yield of $0.9 million within interest income in the unaudited condensed consolidated statements of operations. The Company estimates approximately $3.0 million of additional interest income per year over the life of the related beneficial interest.
Impairment of long-lived assets
The Company reviews long-lived assets, such as property and equipment and intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. The Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluates the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value. There were no long-lived asset impairment charges for the three and nine months ended September 30, 2024 and 2023.
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
The Company evaluates the fair value of the Company’s reporting unit using the market and income approach. Under the market approach, the Company uses multiples of EBITDA or revenues of the comparable guideline public companies by selecting a population of public companies with similar operations and attributes. Using this guideline public company data, a range of multiples of enterprise value to EBITDA or revenue is calculated. The income approach of computing fair value is based on the present value of the expected future economic benefits generated by the asset or business, such as cash flows or profits which will then be compared to its book value. See Note 11. Goodwill for further information on the Company’s determination relating to impairment of goodwill.

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
The following table presents the detail of the Company’s revenues as reflected within the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023:

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies, continued

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
PPA revenues	$11,458	$11,370	$31,297	$30,731
SLA revenues	6,702	7,596	20,574	22,543
Solar renewable energy credit revenues	1,222	2,072	4,396	5,268
Government incentives	110	68	333	164
Servicing revenues	178	100	534	325
Intangibles amortization, unfavorable solar renewable energy agreements	746	974	2,239	2,393
Other revenues	962	1,070	2,508	2,734
Total	$21,378	$23,250	$61,881	$64,158
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
•SLA revenues - The Company has SLAs, which do not meet the definition of a lease under ASC 842, Leases, and are accounted for as contracts with customers under ASC 606. Revenue is recognized on a straight-line basis over the contract term as the obligation to provide continuous access to the solar energy system is satisfied. The amount of revenue recognized may not equal customer cash payments due to the performance obligation being satisfied ahead of cash receipt or evenly as continuous access to the solar energy system has been provided. The differences between revenue recognition and cash payments received are reflected as deferred rent assets on the unaudited condensed consolidated balance sheets. Certain SLAs contain provisions to provide customers a performance guarantee that each solar energy system will achieve certain specified minimum solar energy production output. If the solar energy system does not produce the guaranteed production amount, the Company is obligated to pay a performance guarantee calculated as the product of (a) the shortfall production amount and (b) guaranteed rate per kWh as defined in the SLA.
Solar renewable energy credit revenues
The Company enters contracts with third parties to sell Solar Renewable Energy Credits ("SRECs") generated by the solar energy systems for fixed prices. Certain contracts that meet the definition of a derivative may be exempted as normal purchase or normal sales transactions ("NPNS"). NPNS are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Certain SREC contracts meet these requirements and are designated as NPNS contracts. Such SRECs are exempted from the derivative accounting and reporting requirements, and the Company recognizes revenues in accordance with ASC 606. The Company recognizes revenue for SRECs based on pricing predetermined within the respective contracts at a point in time when the SRECs are transferred. As SRECs can be sold separate from the actual electricity generated by the renewable-based generation source, the Company accounts for the SRECs it generates from its solar energy systems as governmental incentives and do not consider those SRECs output of the underlying solar energy systems. The Company classifies these SRECs as inventory held until sold and delivered to third parties. As the Company did not incur costs to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of September 30, 2024 and December 31, 2023.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies, continued
Deferred revenue
Deferred revenue consists of amounts for which the criteria for revenue recognition have not yet been met and includes prepayments received for unfulfilled performance obligations that will be recognized on a straight-line basis over the remaining term of the respective customer agreements. Deferred revenue, in the aggregate, as of September 30, 2024 and December 31, 2023 was $4.6 million and $2.7 million, respectively. The Company recognized revenues of $0.1 million related to deferred revenue as of the start of the period during each of the three and nine months ended September 30, 2024 and 2023.
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
Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. For the three and nine months ended September 30, 2024 and 2023, there were no uncertain tax positions taken or expected to be taken in the Company’s tax returns.
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
There has historically been no federal or state provision for income taxes since the Company has historically incurred net operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three and nine months ended September 30, 2024 and 2023, the Company recognized no provision for income taxes consistent with its losses incurred and the valuation allowance against its deferred tax assets. As a result, the Company's effective income tax rate was 0% for the three and nine months ended September 30, 2024 and 2023.
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
Note 4. Acquisitions
SEMTH Master Lease Agreement
In furtherance of its growth strategy, on March 23, 2023, the Company completed the acquisition of all the issued and outstanding interests in SS Holdings 2017, LLC and its subsidiaries (“SEMTH”) from certain funds, pursuant to a membership interest purchase and sale agreement dated March 23, 2023 (the “SEMTH Acquisition”). SEMTH’s assets include 20-year use rights to customer payment streams of approximately 22,500 home SLAs and PPAs (the “SEMTH Master Lease”). The Company acquired SEMTH for approximately $23.0 million of cash, net of cash received, and assumed $125.0 million of outstanding senior indebtedness under the SP4 Facility (See Note 8. Non-Recourse Debt) and interest rate swaps with Deutsche Bank AG, New York Bank held by SEMTH and its subsidiaries at the close of the acquisition.
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
Tredegar Acquisition
On August 18, 2023, the Company acquired approximately 2,400 home solar assets and contracts from a publicly traded, regulated utility company for $20.9 million (the “Tredegar Acquisition”). The home solar assets acquired had an average remaining contract life of approximately 11 years. The Tredegar Acquisition was funded by term loans from the concurrent amendment of the Company’s existing debt facility as of the acquisition date.
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

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 5. Property and Equipment, Net
Property and equipment, net consisted of the following as of September 30, 2024 and December 31, 2023:

	As of
(Amounts in thousands)	September 30, 2024	December 31, 2023

Solar energy systems	$510,947	$513,526
Less: Accumulated depreciation	(46,732)	(29,594)
Solar energy systems, net	$464,215	$483,932

Equipment	$—	$157
Furniture and fixtures	430	461
Computers and related equipment	272	218
Software	—	8
Leasehold improvements	30	59
Gross other property and equipment	732	903
Less: Accumulated depreciation	(252)	(429)
Other property and equipment, net	$480	$474

Property and equipment, net	$464,695	$484,406
Depreciation expense related to solar energy systems is included within cost of revenues in the unaudited condensed statements of operations, and for the three and nine months ended September 30, 2024 was $5.7 million and $17.1 million, respectively, and for the three and nine months ended September 30, 2023 was $6.3 million and $17.9 million, respectively. Depreciation expense related to other property and equipment is included within selling, general and administrative expenses in the unaudited condensed statements of operations, and for the three and nine months ended September 30, 2024 was $0.1 million and $0.2 million, respectively, and for each of three and nine months ended September 30, 2023 was $0.1 million.
Note 6. Intangible Assets, Net
The following table presents the detail of intangible assets, net as recorded in the unaudited condensed consolidated balance sheets:

	As of
(Amounts in thousands)	September 30, 2024	December 31, 2023
Intangible assets:
Solar renewable energy agreements	$340	$340
Performance based incentives agreements	3,240	3,240
Trade name	8,400	8,400
Gross intangible assets	11,980	11,980
Less: Accumulated amortization	(2,713)	(1,784)
Intangible assets, net	$9,267	$10,196
Amortization of intangible assets for the three and nine months ended September 30, 2024 was $0.3 million and $0.9 million, respectively. For the three months ended September 30, 2024, $0.1 million and $0.2 million were recorded within revenues and selling, general and administrative expenses in the unaudited condensed consolidated statements of

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
operations, respectively, and for the nine months ended September 30, 2024, $0.3 million and $0.6 million were recorded within revenues and selling, general and administrative expenses in the unaudited condensed consolidated statements of operations, respectively. Amortization of intangible assets for the three and nine months ended September 30, 2023 was $0.3 million and $0.9 million, respectively. For the three months ended September 30, 2023, $0.1 million and $0.2 million were recorded within revenues and selling, general and administrative expenses in the unaudited condensed consolidated statements of operations, respectively, and for the nine months ended September 30, 2023, $0.3 million and $0.5 million were recorded within revenues and selling, general and administrative expenses in the unaudited condensed consolidated statements of operations, respectively.
As of September 30, 2024, expected amortization of intangible assets for each of the five succeeding fiscal years and thereafter is as follows:

As of September 30,
(Amounts in thousands)	2024
Remainder of 2024	$310
2025	1,126
2026	1,122
2027	978
2028	878
Thereafter	4,853
Total	$9,267

Note 7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of September 30, 2024 and December 31, 2023:

	As of
(Amounts in thousands)	September 30, 2024	December 31, 2023
Accrued interest	$11,545	$8,587
Accrued professional fees	2,249	2,386
Accrued contingencies (See Note 14. Commitments and Contingencies)	8,030	21,300
Accrued compensation and related benefits	4,764	3,237
Accrued expenses, other	1,030	2,293
Accrued operating and maintenance expenses	2,102	2,079
Accrued taxes, stock-based compensation	1,132	752
Current portion of interest rate swap liability	40	—
Accrued expenses and other current liabilities	$30,892	$40,634

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 8. Non-Recourse Debt
The following table provides a summary of the Company’s non-recourse debt as of September 30, 2024 and December 31, 2023:

		As of
(Amounts in thousands)	Due	September 30, 2024	December 31, 2023
SVB Credit Agreement, SP1 Facility (1)	April 2026	$202,753	$214,803
Second SVB Credit Agreement, SP2 Facility (1)	May 2027	80,233	85,231
KeyBank Credit Agreement, SP3 Facility (1)	November 2027	55,260	58,962
Second KeyBank Credit Agreement (1)	April 2030	162,712	162,725
Deutsche Bank Credit Agreement, SP4 Facility	August 2025	—	125,000
Barings GPSF Credit Agreement, SET Facility	April 2042	130,000	—
Less: Unamortized fair value adjustment (1)		(23,348)	(27,600)
Less: Unamortized deferred financing costs (1)		(2,254)	(341)
Total Non-recourse debt		605,356	618,780
Less: Non-recourse debt, current		(28,351)	(27,914)
Non-recourse debt, non-current		$577,005	$590,866
(1) In connection with the acquisition of Legacy Spruce Power effective September 9, 2022, the Company assumed all non-recourse debt instruments valued at approximately $507.2 million as of that date. In connection with accounting for the business combination, the Company adjusted the carrying value of this non-recourse debt to its fair value as of the Acquisition Date. This fair value adjustment resulted in a reduction of the carrying value of the debt by $35.2 million. This adjustment to fair value and associated adjustment to unamortized deferred financing costs is being amortized to interest expense over the life of the related debt instruments using the effective interest method. Amortization expense for the fair value adjustment and deferred financing costs for the three and nine months ended September 30, 2024 were $1.5 million and $4.4 million, respectively, and for the three and nine months ended September 30, 2023 were $1.5 million and $4.4 million, respectively.
On June 26, 2024, Spruce SET Borrower 2024, LLC (the “Borrower”), a wholly owned subsidiary of the Company, entered into a non-recourse Credit Agreement with Barings GPSF LLC, which provided a fixed interest term loan in the aggregate principal amount of $130.0 million (the “SET Facility”). The proceeds of the SET Facility were primarily used to repay the SP4 Facility of $125.0 million. The repayment of the SP4 Facility was treated as a debt extinguishment under ASC 470-50, Debt—Modifications and Extinguishments. In connection with the repayment of the SP4 Facility, the Company settled the related interest rate swap contracts (see Note 9. Interest Rate Swaps for further discussion). The Borrower incurred approximately $2.1 million of deferred financing costs related to the SET Facility, which are being amortized on a straight-line basis over the anticipated debt servicing period. The SET Facility matures on April 17, 2042 and requires quarterly interest payments at 6.889% per annum beginning August 2024. Effective December 26, 2027, the SET Facility requires additional interest to be accrued on any outstanding aggregate principal or unpaid accrued interest. The SET Facility is collateralized by all of the assets and property of the Borrower. The SET Facility requires the Borrower to be in compliance with various covenants, and the Borrower was in compliance with the required covenants under the SET Facility as of September 30, 2024.
Note 9. Interest Rate Swaps
The purpose of the Company’s interest rate swaps is to convert the floating interest rate on the Company's Credit Agreements to a fixed rate. As of September 30, 2024, the notional amount of the interest rate swaps covers approximately 99% of the balance of the Company’s floating rate term loans.
During the three and nine months ended September 30, 2024, the change in the fair value of the interest rate swaps was $(11.3) million and $(8.2) million, respectively, and for the three and nine months ended September 30, 2023 was $8.1 million and $11.8 million, respectively, which are reflected in change in fair value of interest rate swaps within the unaudited condensed consolidated statements of operations. The Company also recognized $3.0 million and $13.8 million

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 9. Interest Rate Swaps, continue
of realized gains for the three and nine months ended September 30, 2024, and for the three and nine months ended September 30, 2023, realized gains of $3.8 million and $9.7 million, respectively, reflected within interest expense, net within the unaudited condensed consolidated statements of operations.
In June 2024, interest rate swaps related to the SP4 Facility were settled concurrently with the full repayment of the SP4 Facility (see Note 8. Non-Recourse Debt), and as a result, the Company recorded a gain of approximately $3.6 million within interest expense, net during the nine months ended September 30, 2024.
See Note 10. Fair Value Measurements for further information on the Company’s determination of the fair value of its interest rate swaps.

Note 10. Fair Value Measurements
The Company uses various assumptions and methods in estimating the fair values of its financial instruments.
The Company’s private warrants are valued using a Black-Scholes model, pursuant to the inputs provided in the table below:

Input	September 30, 2024	December 31, 2023
Risk-free rate	3.9%	4.2%
Remaining term in years	1.23	1.98
Expected volatility	59.7%	82.0%
Exercise price	$92.00	$92.00
Fair value of common stock	$2.84	$4.42
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
The fair value of the Company’s non-recourse debt as of September 30, 2024 and December 31, 2023 was $626.1 million and $628.2 million, respectively.
The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of September 30, 2024
(Amounts in thousands)	Level I	Level II	Level III	Total
Asset:
Interest rate swaps	$—	$19,535	$—	$19,535
Money market accounts	106,790	—	—	106,790
Total	$106,790	$19,535	$—	$126,325

Liabilities:
Interest rate swaps	$—	$647	$—	$647
Total	$—	$647	$—	$647

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 10. Fair Value Measurements, continued

	Fair Value Measurements as of December 31, 2023
(Amounts in thousands)	Level I	Level II	Level III	Total
Asset:
Interest rate swaps	$—	$27,883	$—	$27,883
Money market accounts	21,475	—	—	21,475
U.S. Treasury securities	108,964	—	—	108,964
Total	$130,439	$27,883	$—	$158,322

Liabilities:
Private warrants	$—	$—	$17	$17
Total	$—	$—	$17	$17
The following is a roll forward of the Company’s Level 3 liability instruments:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
(Amounts in thousands)
Balance at the beginning of the period	$2	$17
Fair value adjustments – warrant liability	(2)	(17)
Balance at the end of the period	$—	$—
Note 11. Goodwill

During the three months ended September 30, 2024, the Company identified that there were indicators that the carrying amount of its goodwill may be impaired due to a continuous decline in the Company’s stock price and market capitalization. The Company performed a quantitative test using a market approach, which resulted in an impairment of goodwill during the three months ended September 30, 2024. As a result, the Company recorded a charge of $28.8 million to fully impair its goodwill within the unaudited condensed consolidated statements of operations.

	As of
	September 30, 2024	December 31, 2023
(Amounts in thousands)
Goodwill, beginning balance	$28,757	$28,757
Impairment of goodwill	(28,757)	—
Goodwill, ending balance	$—	$28,757
Note 12. Stock-Based Compensation Expense
Stock-based compensation expense related to stock options and restricted stock units for the three and nine months ended September 30, 2024 was $0.7 million and $2.1 million, and for the three and nine months ended September 30, 2023 was $0.9 million and $2.4 million, respectively. As of September 30, 2024, there was $8.2 million of unrecognized compensation cost related to stock options and restricted stock units which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 2.7 years.
Stock Options
The Company grants stock options to certain employees that will vest over a period of one to four years. A summary of stock option award activity for the nine months ended September 30, 2024 was as follows:

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 12. Stock-Based Compensation Expense, continued

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2023	193,156	$17.89	5.8
Granted	295,229	3.74
Exercised	—	—
Cancelled or forfeited	—	—
Outstanding at September 30, 2024	488,385	$9.34	7.8
Exercisable at September 30, 2024	192,523	$17.76	5.0
The aggregate intrinsic value of stock options outstanding as of September 30, 2024 was $0.1 million. During the nine months ended September 30, 2024, the Company granted 295,229 stock options to its President and Chief Executive Officer (“CEO”) upon his appointment to such positions effective April 12, 2024.
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
Restricted Stock Units
The Company grants restricted stock units to certain employees that will generally vest over a period of four years. The fair value of restricted stock unit awards is estimated by the fair value of the Company’s common stock at the date of grant. Restricted stock units activity during the nine months ended September 30, 2024 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested, at December 31, 2023	1,102,095	$7.74
Granted	1,925,157	3.50
Vested	(305,192)	6.63
Cancelled or forfeited	(635,299)	5.22
Non-vested, at September 30, 2024	2,086,761	$4.77
During the nine months ended September 30, 2024, the Company granted restricted stock unit awards of 88,636 shares of common stock to the CEO upon his appointment effective April 12, 2024. In addition, upon the separation of the prior President and Chief Executive Officer (“Former CEO”) from the Company effective April 12, 2024, 97,994 and 244,267 restricted stock units awarded to the Former CEO were vested and forfeited, respectively. The Company recorded $0.5 million of expense related to the 97,994 vested awards during the nine months ended September 30, 2024.
Restricted stock units activity during the nine months ended September 30, 2023 was as follows:

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 12. Stock-Based Compensation Expense, continued

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested, at December 31, 2022	1,229,089	$10.40
Granted	653,425	6.50
Vested	(521,313)	12.63
Cancelled or forfeited	(266,162)	10.32
Non-vested, at September 30, 2023	1,095,039	$7.88
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
The Company recognized expense related to the Ladder RSUs of approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively. Upon separation of the Former CEO from the Company effective April 12, 2024, the Ladder RSUs were terminated and the Company recorded a gain of $0.7 million during the nine months ended September 30, 2024.
Note 13. Noncontrolling Interests
The following table summarizes the Company’s noncontrolling interests as of September 30, 2024:

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

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 13. Noncontrolling Interests, continued
The historical redeemable noncontrolling interests and noncontrolling interests are comprised of Class A units, which represent the tax equity investors' interest in the tax equity entities. Both the Class A members and Class B members may have call options to allow either member to redeem the other member's interest in the tax equity entities upon the occurrence of certain contingent events, such as bankruptcy, dissolution/liquidation and forced divestitures of the tax equity entities. Additionally, the Class B members may have the option to purchase all Class A units, which is typically exercisable at any time during the periods specified under their respective governing documents, and, in regards to the tax equity entities historically classified as redeemable noncontrolling interests, they had the contingent obligation to purchase all Class A units if the Class A members exercise their right to withdraw, which is typically exercisable at any time during the three-month period commencing upon the applicable flip date. The Company had no redeemable noncontrolling interests as of September 30, 2024 and December 31, 2023.
Total assets on the unaudited condensed consolidated balance sheets includes $37.0 million as of September 30, 2024 and $38.0 million as of December 31, 2023 of assets held by the Company's VIEs, which can only be used to settle obligations of the VIEs.
Total liabilities on the unaudited condensed consolidated balance sheets includes $0.8 million as of September 30, 2024 and $0.8 million as of December 31, 2023 of liabilities that are the obligations of the Company's VIEs.
Note 14. Commitments and Contingencies
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

On September 20, 2021, and October 19, 2021, two class action complaints were filed in the Delaware Court of Chancery against certain of the Company’s current officers and directors, and the Company’s sponsor of its special purpose acquisition company merger, Pivotal Investment Holdings II LLC. These actions were consolidated as in re XL Fleet Corp. (Pivotal) Stockholder Litigation, C.A. No. 2021-0808, and an amended complaint was filed on January 31, 2022. Defendants filed a motion to dismiss the amended complaint on May 13, 2022, and on July 11, 2022, plaintiffs filed a second amended complaint. The second amended complaint alleges various breaches of fiduciary duty against the Company and/or its officers, several allegedly misleading statements made in connection with the merger, and aiding and abetting breaches of fiduciary duty in connection with the negotiation and approval of the December 21, 2020 merger and organization of XL Hybrids, Inc., a Delaware corporation (“Legacy XL”) to become XL Fleet Corp. On August 19, 2022, defendants moved to dismiss the second amended complaint, which was granted in part and denied in part on June 9, 2023. The parties then engaged in discovery. On November 13, 2024, the Company filed a stipulation and settlement agreement

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 14. Commitments and Contingencies, continued
seeking court approval to settle this matter in full for $4.75 million, which is currently accrued for as of September 30, 2024 (See Note 7. Accrued Expenses and Other Current Liabilities).
Shareholder Derivative Actions

On June 23, 2022, the Company received a shareholder derivative complaint filed in the U.S. District Court for the District of Massachusetts, captioned Val Kay derivatively on behalf of nominal defendant XL Fleet Corp., against all current directors and former officers and directors, C.A. No. 1:22-cv-10977. The action was filed by a shareholder purportedly on XL Fleet Corp.’s behalf, and raises claims for contribution, as well as claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and abuse of control. In March 2023, two shareholder derivative actions were filed in the U.S. District Court for the District of Delaware, namely Reali v. Griffin, et al., C.A. No. 1:23-cv-00289 and Tucci v. Ledecky, et al., C.A. 1:23-cv-00322. These actions were consolidated and captioned In re Spruce Power Holding Corporation Shareholder Derivative Litigation, C.A. No. 1:23-cv-00289. In August 2023, an additional derivative action was filed in the U.S. District Court for the Southern District of New York, captioned Boyce v. Ledecky, et al., C.A. No. 1:23-cv-8591 (collectively, the “Derivative Matters”).
On December 8, 2023, the parties reached a settlement-in-principle to settle, the Derivative Matters. The court granted preliminary approval of the settlement on May 1, 2024, and final approval in full on August 8, 2024. The settlement provides for certain corporate governance enhancements and no monetary payments. On August 14, 2024, the court awarded attorney fees of $1.0 million, which were paid in September 2024.
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
BMZ USA, Inc.
On February 11, 2022, BMZ USA Inc. (“BMZ”), a battery manufacturer, sued XL Hybrids for breach of contract, alleging that XL Hybrids failed to timely purchase the full allotment of batteries required under a certain master supply agreement between the parties. In January 2024, BMZ obtained a judgment for $3.9 million against XL Hybrids, Inc. The Company is appealing the ruling while simultaneously pursuing a settlement. The Company currently estimates the potential loss to be

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 14. Commitments and Contingencies, continued
approximately $1.2 million, which has been accrued for as of September 30, 2024 (See Note 7. Accrued Expenses and Other Current Liabilities).
ITC Recapture Provisions

The IRS may disallow and recapture some, or all, of the Investment Tax Credits due to improperly calculated basis after a project was placed in service ("Recapture Event"). If a Recapture Event occurs, Spruce Power is obligated to pay the applicable Class A Member a recapture adjustment, which includes the amounts the Class A Members are required to repay the IRS, including interest and penalties, as well as any third-party legal and accounting fees incurred by the Class A Members in connection to the Recapture Event, as specified in the operating agreements. Such a payment by Spruce Power to the Class A Members are not to be considered a capital contribution to the fund per the operating agreements, nor would it be considered a distribution to the Class A Members. With the exception of the tax matter related to Ampere Solar Owner I noted above, a Recapture Event was not deemed to be probable by the Company, therefore no accrual has been recorded as of September 30, 2024.
Plastic Omnium
Plastic Omnium is the assignee of the contractual rights of Actia Corp. under a certain battery purchase order between XL Hybrids and Actia Corp. On March 17, 2023, Plastic Omnium sued Legacy XL and the Company for breach of contract, alleging that Legacy XL ordered a total of 1,000 batteries from Plastic Omnium, paid for 455 of those batteries, and then reneged on 545 of those products. While Plastic Omnium admits it never actually delivered the remaining 545 products, it claims it purchased materials to complete the order, and as a result, Legacy XL and the Company are liable for at least approximately $2.5 million. The Company has reached a settlement in principle to settle the matter for $1.25 million, which is currently accrued for as of September 30, 2024 (See Note 7. Accrued Expenses and Other Current Liabilities).
Parker-Hannifin
On March 11, 2024, the Company filed a lawsuit against Parker-Hannifin for a declaratory judgment, captioned
XL Hybrids, Inc. v. Parker-Hannifin Corporation, No. 1:24-cv-10894-WGY (D. Mass, removed from Mass. State Court No. 2484-CV-00661). The case related to a contract for the purchase of motors designed, produced and manufactured by Parker-Hannifin for XL Hybrids, Inc. which was executed in July 2019. On April 5, 2024, Parker-Hannafin filed counterclaims, alleging that XL Hybrids, Inc. and the Company were in breach of the contract. On November 1, 2024, the parties reached a settlement in principle to settle the matter for $0.5 million, which is currently accrued for as of September 30, 2024 (See Note 7. Accrued Expenses and Other Current Liabilities).

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
Note 14. Commitments and Contingencies, continued
These guaranties are subject to a maximum of the aggregate amount of capital contributions made by the Class A Member under the LLCA.
Indemnities and Guarantees
During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. The duration of the Company’s indemnities and guarantees varies, however the majority of these indemnities and guarantees are limited in duration. No liabilities have been recorded for these indemnities and guarantees as of September 30, 2024.
Insurance Claims and Recoveries related to Maui Fires
In August 2023, a series of wildfires broke out in Hawaii, predominantly on the island of Maui, resulting in real and personal property and natural resource damage, personal injuries and loss of life and widespread power outages. The Company received $0.2 million related to the insurance recoveries during the three and nine months ended September 30, 2024.
Note 15. Net Loss Per Share
The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share data)	2024	2023	2024	2023
Numerator:
Net loss attributable to stockholders	$(53,529)	$(19,313)	$(64,561)	$(35,643)
Denominator:
Weighted average shares outstanding, basic	18,566,015	17,351,796	18,438,375	18,072,115
Dilutive effect of stock options and restricted stock units	—	—	—	—
Weighted average shares outstanding, diluted	18,566,015	17,351,796	18,438,375	18,072,115
Net loss attributable to stockholders per share, basic and diluted	$(2.88)	$(1.11)	$(3.50)	$(1.97)
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
Note 16. Discontinued Operations
In the fourth quarter of 2022, the Company discontinued the operations of its Drivetrain and XL Grid operations. The following table provides supplemental detail of the Company’s discontinued operations contained within the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023:

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 16. Discontinued Operations, continued

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
Net income (loss) from discontinued operations:
Drivetrain	$(4)	$(204)	$50	$(4,253)
Total	$(4)	$(204)	$50	$(4,253)
XL Grid
The following table presents financial results of XL Grid operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
Revenues	$—	$—	$—	$149
Operating expenses:
Cost of revenues	—	—	—	148
Selling, general, and administrative expenses	—	—	—	743
Gain on asset disposal	—	—	—	(742)
Total operating expenses	—	—	—	149
Net loss from discontinued operations	$—	$—	$—	$—
Drivetrain
The following table presents financial results of Drivetrain operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
Revenues	$16	$9	$53	$29
Operating expenses:
Cost of revenues	20	34	84	63
Selling, general, and administrative expenses	—	—	—	742
(Gain) loss on asset disposal	—	179	(81)	3,489
Other	—	—	—	(12)
Total operating expenses	20	213	3	4,282
Net income (loss) from discontinued operations	$(4)	$(204)	$50	$(4,253)

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 16. Discontinued Operations, continued
The following table presents aggregate carrying amounts of assets and liabilities of discontinued operations contained within the unaudited condensed consolidated balance sheets:

	As of
(Amounts in thousands)	September 30, 2024	December 31, 2023
Assets from discontinued operations:
Drivetrain	$—	$32
Total assets from discontinued operations	$—	$32

Liabilities from discontinued operations:
Drivetrain	$117	$170
Total liabilities from discontinued operations	$117	$170

Note 17. Subsequent Events
Management has reviewed events subsequent to September 30, 2024 and prior to the filing of financial statements, and except as referenced within this Form 10-Q, the Company has determined there have been no other events that have occurred that would require adjustments or disclosures within the unaudited condensed consolidated financial statements.

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
Profitably growing return on assets by focusing on channels with the lowest customer acquisition cost
We seek to grow our subscriber revenues by focusing on those channels that have lowest customer acquisition costs and the ability to increase return on assets, including acquiring existing systems from other companies or investment funds, selling additional services to existing subscribers, selling services to new customers online and partnering with selected independent installers to provide a subscription-based solution for their customers. During the three months ended

September 30, 2024, we entered into a non-binding letter of intent to acquire a portfolio of approximately 10,000 home solar assets and contracts (the “Potential Acquisition”), which if completed would bring ownership of total home solar assets and contracts to approximately 85,000. While management is pursuing the Potential Acquisition, there is no guarantee that we will complete the intended acquisition.
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

Comparison of the Three Months Ended September 30, 2024 and 2023

Information with respect to our unaudited condensed consolidated statements of operations for the three months ended September 30, 2024 and 2023 are presented below:

	Three Months Ended September 30,
(In thousands, except per share and share amounts)	2024	2023	$ Change	% Change
Revenues	$21,378	$23,250	$(1,872)	(8)%
Operating expenses:
Cost of revenues	9,657	9,810	(153)	(2)
Selling, general and administrative expenses	13,521	12,391	1,130	9
Litigation settlements, net	7,205	26,339	(19,134)	(73)
Gain on asset disposal	(603)	(773)	170	(22)
Impairment of goodwill	28,757	—	28,757	—
Loss from operations	(37,159)	(24,517)	(12,642)	52
Other (income) expense:
Interest income	(6,265)	(8,255)	1,990	(24)
Interest expense, net	11,367	11,192	175	2
Other (income) expense, net	11,289	(8,491)	19,780	(233)
Net loss from continuing operations	(53,550)	(18,963)	(34,587)	182
Net income (loss) from discontinued operations	(4)	(204)	200	(98)
Net loss	(53,554)	(19,167)	(34,387)	179
Less: Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	(25)	146	(171)	(117)
Net loss attributable to stockholders	$(53,529)	$(19,313)	$(34,216)	177

Net loss per common share:
Basic and diluted	$(2.88)	$(1.11)	$(1.77)	159
Revenues and Cost of Revenues
Revenues decreased by $1.9 million, or 8.1%, to $21.4 million in the three months ended September 30, 2024 from $23.3 million for the three months ended September 30, 2023. The decrease was primarily due to a decrease in SREC revenues and a decrease in SLA revenue primarily due to higher performance guarantee obligations recorded during the three months ended September 30, 2024.
Cost of revenues decreased by less than $0.2 million, or 1.6%, to $9.7 million in the three months ended September 30, 2024 from $9.8 million for the three months ended September 30, 2023. The decrease was primarily due to lower cost of operations and maintenance in the current period. Cost of revenues related to our Drivetrain and XL Grid operations are included in net income (loss) from discontinued operations.
Selling, General and Administrative
Selling, general and administrative expenses increased by $1.1 million, or 9.1%, to $13.5 million in the three months ended September 30, 2024 from $12.4 million for the three months ended September 30, 2023. The increase was primarily due to various factors including an increase in legal fees incurred in connection with our legal settlements and other ongoing legal proceedings (See Note 14. Commitments and Contingencies) and an increase in compensation expense for the three months ended September 30, 2024 as compared to the prior period. Selling, general and administrative expenses for the three months ended September 30, 2023 include the ongoing operations of our home solar business and corporate functions, as well as certain remaining costs associated with our historic operations, including certain integration related costs. Selling, general and administrative expenses related to the Drivetrain and XL Grid operations are included in net income (loss) from discontinued operations.
Litigation settlement, net
Litigation settlement, net decreased by $19.1 million, or 72.6%, to $7.2 million in the three months ended September 30, 2024 from $26.3 million for the three months ended September 30, 2023. The decrease is primarily attributed to $26.0 million incurred during the three months ended September 30, 2023, associated with settlements of the SEC inquiry and shareholder lawsuits, net of related insurance recoveries from third parties, partially offset by $7.2 million in additional settlement costs associated with various settled and ongoing legal proceedings (See Note 14. Commitments and Contingencies) recorded during the three months ended September 30, 2024.
Impairment of Goodwill
Impairment of goodwill of $28.8 million was recognized during the three months ended September 30, 2024 due to a continuous decline in our stock price and market capitalization.
Interest Income
Interest income decreased by $2.0 million, or 24.1%, to $6.3 million in the three months ended September 30, 2024 from $8.3 million for the three months ended September 30, 2023. The decrease is primarily due to additional interest income of $2.4 million associated with the SEMTH Master Lease recognized in the prior period, slightly offset by a $0.4 million decrease in interest income earned on investments in U.S. Treasury securities during the current period.
Other (Income) Expense, net
Other (income) expense, net was a $11.3 million expense for the three months ended September 30, 2024, an increase of $19.8 million from an income of $8.5 million for the three months ended September 30, 2023. The increase is primarily the result of change in fair value of our interest rate swap agreements.
Comparison of the Nine Months Ended September 30, 2024 and 2023
Information with respect to our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2024 and 2023 are presented below:

	Nine Months Ended September 30,
(In thousands, except per share and share amounts)	2024	2023	$ Change	% Change
Revenues	$61,881	$64,158	$(2,277)	(4)%
Operating expenses:
Cost of revenues	28,500	26,257	2,243	9
Selling, general and administrative expenses	43,426	44,093	(667)	(2)
Litigation settlements, net	7,205	26,339	(19,134)	(73)
Gain on asset disposal	(2,055)	(4,225)	2,170	(51)
Impairment of goodwill	28,757	—	28,757	—
Loss from operations	(43,952)	(28,306)	(15,646)	55
Other (income) expense:
Interest income	(16,908)	(13,846)	(3,062)	22
Interest expense, net	29,900	30,815	(915)	(3)
Other income, net	7,683	(13,121)	20,804	(159)
Net loss from continuing operations	(64,627)	(32,154)	(32,473)	101
Net income (loss) from discontinued operations	50	(4,253)	4,303	(101)
Net loss	(64,577)	(36,407)	(28,170)	77%
Less: Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	(16)	(764)	748	(98)
Net loss attributable to stockholders	$(64,561)	$(35,643)	$(28,918)	81

Net loss per common share:
Basic and diluted	$(3.50)	$(1.97)	$(1.53)	78
Revenues and Cost of Revenues
Revenues decreased by $2.3 million, or 3.5%, to $61.9 million in the nine months ended September 30, 2024 from $64.2 million for the nine months ended September 30, 2023. The decrease is primarily due to a decrease in SREC revenue and a decrease in SLA revenue primarily due to higher performance guarantee obligations recorded during the nine months ended September 30, 2024. This decrease was partially offset by an increase in PPA revenues in the current period related to the Tredegar Acquisition.
Cost of revenues increased by $2.2 million, or 8.5%, to $28.5 million in the nine months ended September 30, 2024 from $26.3 million for the nine months ended September 30, 2023. The increase is primarily due to an increase in certain operation and maintenance costs. Cost of revenues related to our Drivetrain and XL Grid operations are included in net income (loss) from discontinued operations.
Selling, General and Administrative
Selling, general and administrative expenses decreased by $0.7 million, or 1.5%, to $43.4 million in the nine months ended September 30, 2024 from $44.1 million for the nine months ended September 30, 2023. Selling, general and administrative expenses for the three months ended September 30, 2023 include the ongoing operations of our home solar business and corporate functions, as well as certain remaining costs associated with our historic operations, including certain integration related costs. Selling, general and administrative expenses related to the Drivetrain and XL Grid operations are included in net income (loss) from discontinued operations.
Litigation settlement, net

Litigation settlement, net decreased by $19.1 million, or 72.6%, to $7.2 million in the nine months ended September 30, 2024 from $26.3 million for the nine months ended September 30, 2023. The decrease is primarily attributed to $26.0 million incurred during the nine months ended September 30, 2023 associated with settlements of the SEC inquiry and shareholder lawsuits, net of related insurance recoveries from third parties, partially offset by $7.2 million in additional settlement costs associated with various settled and ongoing legal proceedings (See Note 14. Commitments and Contingencies) recorded during the nine months ended September 30, 2024.
Gain on Asset Disposal
Gain on asset disposal decreased by less than $2.2 million, or 51.4%, to $2.1 million in the nine months ended September 30, 2024 from $4.2 million for the nine months ended September 30, 2023. The decrease is primarily the result of updated valuation reports and adjustments to provisional amounts assigned to gain on asset disposal recognized in the prior period, partially offset by a $0.2 million gain recognized in the current period for insurance proceeds related to Maui wildfire.
Impairment of Goodwill
Impairment of goodwill of $28.8 million was recognized during the nine months ended September 30, 2024 due to a continuous decline in our stock price and market capitalization.
Interest Income
Interest income increased by $3.1 million, or 22.1%, to $16.9 million in the nine months ended September 30, 2024 from $13.8 million for the nine months ended September 30, 2023. The increase is primarily due to three full quarters of interest income related to the SEMTH Acquisition, which was completed in March 2023, recognized in the current period as compared to the prior period.
Interest Expense, net
Interest expense, net decreased by $0.9 million, or 3.0%, to $29.9 million in the nine months ended September 30, 2024 from $30.8 million for the nine months ended September 30, 2023. The decrease is primarily due to a gain recognized during the current period due to settlement of our interest rate swaps related to the repayment of SP4 Facility, partially offset by incremental expenses associated with three full quarters of interest expense related to the SP4 Facility assumed in connection with the SEMTH acquisition completed in 2023.
Other (Income) Expense, net
Other (income) expense, net was $7.7 million for the nine months ended September 30, 2024, a decrease of $20.8 million from income of $13.1 million for the nine months ended September 30, 2023. The decrease is primarily due to an unfavorable change in the value of interest swaps in the current period.

Liquidity and Capital Resources
Our cash requirements depend on many factors, including the execution of our business strategy. We remain focused on carefully managing costs, including capital expenditures, maintaining a strong balance sheet, and ensuring adequate liquidity. Our primary cash needs are for debt service, acquisition of solar systems, operating expenses, working capital and capital expenditures to support the growth of our business. Working capital is impacted by the timing and extent of the business needs. As of September 30, 2024, we had net working capital of $110.2 million, including cash and cash equivalents and restricted cash of $150.0 million.
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
During the second quarter of 2024, we obtained new term loans in the aggregate principal amount of $130.0 million, the proceeds of which were primarily used to repay $125.0 million related to the SEMTH acquisition. As of September 30, 2024, we had $605.4 million of aggregate non-recourse debt, including current portions. We are required to complete debt service coverage ratio calculations on a quarterly basis as part of our debt covenants. All debt covenant requirements were satisfied as of September 30, 2024. Based on our current liquidity, management believes that no additional capital will be needed to execute its current business plan over the next 12 months. We continually evaluate our cash needs to raise additional funds or seek alternative sources to invest in growth opportunities and other purposes.
Cash Flows Summary
Presented below is a summary of our operating, investing and financing cash flows:

	Nine Months Ended
(Amounts in thousands)	September 30, 2024	September 30, 2023
Net cash provided by (used in)
Continuing operating activities	$(28,266)	$(13,820)
Discontinued operating activities	(87)	(2,104)
Continuing investing activities	23,398	(25,126)
Discontinued investing activities	—	325
Continuing financing activities	(18,086)	(6,686)
Discontinued financing activities	81	—
Net change in cash and cash equivalents and restricted cash	$(22,960)	$(47,411)
Cash Flows Used in Operating Activities
The net cash used in continuing operations for the nine months ended September 30, 2024 consists of our corporate costs and certain other costs that were not allocated to our discontinued operations.

Cash Flows Provided by Investing Activities
Cash provided by investing activity related to continuing operations for the nine months ended September 30, 2024 primarily includes $18.9 million of proceeds from the SEMTH investment and $4.7 million of proceeds from the sale of solar energy systems.
Cash Flows Used in Financing Activities
The net cash used in financing activities related to continuing operations for the nine months ended September 30, 2024 primarily includes $145.8 million for the repayment of our long term non-recourse debt, inclusive of the $125 million of SP4 Facility repayment, partially offset by new long term non-recourse debt obtained via the SET Facility of $130.0 million.
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures as of September 30, 2024. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of that date, due to the material weaknesses in internal control over financial reporting described below.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2024, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no share repurchases during the three months ended September 30, 2024.
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

SPRUCE POWER HOLDING CORPORATION

Date: November 14, 2024	By:	/s/ Christopher Hayes
	Name:	Christopher Hayes
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Sarah Weber Wells
	Name:	Sarah Weber Wells
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)