Form 10-K
period 2024-12-31
SPRUCE POWER HOLDING CORP
filed 2025-03-31
CIK 1772720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
___________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2024 based on the closing price of the Registrant’s common stock as reported by the New York Stock Exchange of $3.65 per share, was approximately $55.0 million. Shares of common stock beneficially owned by each executive officer, director and holders of more than 5% of the Registrant’s common stock have been excluded as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 24, 2025, 18,078,238 shares of the Registrant’s common stock, $0.0001 par value, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to future events or our future financial performance including, but not limited to, statements regarding our plans, strategies and prospects, both business and financial, our growth plans, future financial and operating results, costs and expenses, the outcome of contingencies, financial condition, results of operations, liquidity, cost savings, business strategies, and other statements that are not historical facts. Forward-looking statements generally are characterized by the use of certain words or phrases (and their derivatives) such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “opportunity,” “plan,” “goals,” “target” “predict,” “potential,” “estimate,” “should,” “will,” “would,” “continue,” “likely,” and similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These statements are based upon our current plans and strategies, management’s assumptions and expectations about future events, and market conditions, which management believes are reasonable as of the date of this report, and reflect our current assessment of the risks and uncertainties related to its business and are made as of the date of this report. Although we believe that our expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of our existing knowledge of our business and operation, there can be no assurance that actual future results, performance or achievements of, or trends affecting, us will not differ materially from any future results, performance, achievements or trends expressed or implied by such forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from historical results or the forward-looking statements contained herein, including but not limited to:
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
•Problems with performance of our solar energy systems may cause us to incur expenses, may lower the value of our solar energy systems, and may damage our market reputation.
•Developments in technology or improvements in distributed solar energy generation and related technologies or components may materially adversely affect demand for our offerings.
•We could be harmed by a material reduction in the retail price of traditional utility generated electricity, electricity from other sources or renewable energy credits.
•We may fail to manage our growth effectively, grow by expanding our market penetration, or execute and consummate business plans in anticipated time frames.
•We may not be able to identify strategic acquisition or strategic relationship opportunities, we may not be able to complete strategic acquisitions or strategic relationships, or we may experience difficulties in integrating strategic acquisitions.
•We may not be able to develop and market new products and services.
•We may require additional financing to support the development of our business and implementation of our growth strategy.
•We are subject to risks relating to our outstanding debt, including risks relating to rising interest rates and the risk that we may not have sufficient cash flow to pay our debt.
•We may be adversely affected by the impact of natural disasters and other events beyond our control, such as hurricanes, wildfires, or pandemics.
•We are subject to cybersecurity risks.

•We are subject to risks relating to general economic, financial, legal, political, and business conditions and changes in domestic and foreign markets.
•Governmental investigations, litigation, complaints, other claims, or adverse publicity may cause us to incur significant expense, hinder execution of business and growth strategy, or impact the price of our common stock.
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
•Violations of export control and/or economic sanctions laws and regulations to which we are subject could have a material adverse effect on our business operations, financial position, and results of operations.
•Our insurance coverage may not be adequate to protect us from all business risks.
•We face competition from traditional energy companies as well as solar and other renewable energy companies.
All forward-looking statements should be considered in the context of the risks and other factors described above and in Item 1A under the heading “Risk Factors”, which are not exhaustive. Other sections of this Annual Report on Form 10-K, such as the description of our business set forth in Item 1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof, and you are urged to consider all risks, uncertainties, and any other factors in evaluating any forward-looking statement made by the Company. All forward-looking statements attributable to Spruce Power or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

This report includes certain registered trademarks, including trademarks that are the property of Spruce Power and its affiliates. This report also includes other trademarks, service marks, and trade names owned by Spruce Power or other persons. All trademarks, service marks, and traded names included herein are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress, or products in this report is not intended to, and does not, imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.

PART I

Unless the context provides otherwise, all references in this Annual Report on Form 10-K to the “Company”, “Spruce Power”, “we”, “our”, and “us” refer to Spruce Power Holding Corporation and its consolidated subsidiaries, including Legacy Spruce Power after the acquisition of Legacy Spruce Power on September 9, 2022. Depending on the context, references to “Spruce Power” may also include the historical business of Legacy Spruce Power prior to September 9, 2022.
Item 1. Business
Company Overview
Spruce Power Holding Corporation and its subsidiaries (“Spruce Power”) is a leading owner and operator of distributed solar energy assets across the United States (the “U.S.”), offering subscription-based services to approximately 85,000 home solar assets and customer contracts, making renewable energy more accessible to everyone. We are engaged in the ownership and maintenance of home solar energy systems for homeowners in the U.S.
Our primary customers are homeowners and our core solar service offerings to these customers generate revenues primarily through (i) the sale of electricity generated by our home solar energy systems to homeowners pursuant to long-term Customer Agreements (as defined below) which require the homeowners to make recurring monthly payments, (ii) third party contracts to sell solar renewable energy credits (“SRECs”) generated by our home solar energy systems for contracted prices, and (iii) the servicing of third party-owned solar energy systems through our Spruce Pro servicing platform, which is contracted to offer portfolio managed services to over 60,000 systems owned by third parties, as well as to our portfolio of home solar energy systems (the “Portfolio”). These portfolio managed services include (a) billing and collections/asset recovery, (b) account support services, (c) financial asset management, (d) homeowner support and servicing technology, (e) asset operations, and (f) transaction and execution services related to SRECs. Our Spruce Pro brand, launched in the first quarter of 2024, expands our prior existing residential servicing platform to the commercial solar market, offering third-party owners a range of services for residential, commercial, and industrial assets.
In addition to our core solar service offerings, we generate cash flows and earn interest income from customer contracts related to a master lease agreement described below.
We hold subsidiary fund companies, defined below as the Funds, that own and operate portfolios of home solar energy systems, which are subject to solar lease agreements (“SLAs”) and power purchase agreements (“PPAs”, together with the SLAs, “Customer Agreements”) with residential customers who benefit from the production of electricity generated by our Portfolio, which may qualify for subsidies, renewable energy credits and other incentives as provided by various states and local agencies. These benefits have generally been retained by our subsidiaries that own the systems, with the exception of the investment tax credit (“ITCs”) under Section 48 of the Internal Revenue Code, as amended, which were generally passed through to the various financing partners of the solar energy system portfolios.
Corporate History and Background

Historically, as XL Fleet Corp. (“XL Fleet”), we provided fleet electrification solutions for commercial vehicles in North America, offering our systems for vehicle electrification (the “Drivetrain” business) and offering and installing charging stations to enable customers to develop charging infrastructure required for electrified vehicles (the “XL Grid” business). In early 2022, we performed a strategic review of our overall business operations, which resulted in (i) the sale of our Drivetrain and XL Grid businesses in January 2023, which are both presented as discontinued operations in our consolidated financial statements, and (ii) the decision to pursue merger and acquisition (“M&A”) opportunities. On September 9, 2022, we acquired 100% of the membership interests of Legacy Spruce Power, which was one of the largest privately held owner and operator of home solar energy systems in the U.S. at the time of the transaction. In November 2022, following the acquisition of Legacy Spruce Power, we changed our corporate name from “XL Fleet Corp.” to “Spruce Power Holding Corporation.” Additionally, we changed our ticker symbol from “XL” to “SPRU.”

On October 6, 2023, we filed an Amendment to our Second Amended and Restated Certificate of Incorporation (the “Amended Certificate of Incorporation”) to effect a 1-for-8 reverse stock split of our issued and outstanding shares of common stock, par value $0.0001 per share (the “Reverse Stock Split”).

In the first quarter of 2023, we completed the acquisition of all issued and outstanding interests in SS Holdings 2017, LLC and its subsidiaries (“SEMTH”) from certain funds managed by HPS Investment Partners, LLC, pursuant to a membership interest purchase and sale agreement as of that date (the “SEMTH Acquisition”). The SEMTH related asset includes a 20-year use rights to customer payment streams of approximately 22,500 customer contracts (the “SEMTH Master Lease”). Subsequently on August 18, 2023, we acquired approximately 2,400 home solar assets and customer contracts, with an average remaining contract life of approximately 11 years, from a publicly traded, regulated utility company (the “Tredegar Acquisition”).

In the fourth quarter of 2024, we completed the acquisition of a residential solar portfolio consisting of approximately 9,800 home solar assets and long-term Customer Agreements, with an average remaining contract life of over 11 years, from a publicly traded energy services company (the “NJR Acquisition”).

With the completion of the NJR Acquisition, we have, in the aggregate, 14 portfolios of home solar assets and customer contracts with a combined capacity of approximately 514 MWdc. In the aggregate, as of December 31, 2024, we offered subscription-based services and owned the cash flows from approximately 85,000 home solar assets and customer contracts.

Corporate Strategy

We believe the combination of our existing customer base and proven servicing platform related to our Customer Agreements, together with our capital resources and relationships, gives us the ability to take advantage of rapid growth in distributed solar and battery storage services, while creating a path to more predictable revenues, profits and cash flow for our shareholders. Our corporate strategy has three key elements:

Leveraging the Spruce Power platform to become a leading provider of subscription-based solutions for distributed energy resources

We have more than a decade of experience owning and operating rooftop solar systems, as well as energy efficiency upgrades. We believe our proven platform for managing home solar can be extended to other categories of distributed energy resources, and by leveraging our platform, we intend to grow our revenues by providing subscription-based solutions for rooftop solar and energy storage and other future energy-related products to homeowners and businesses. We are focused on delivering best-in-class customer service, with investment into process and platform improvement for on-site monitoring, customer billing and working with qualified partners for field services.

Profitably growing return on assets by focusing on channels with the lowest customer acquisition cost

We seek to grow our customer revenues by focusing on those channels that have lowest customer acquisition costs and the ability to increase return on assets, including acquiring existing systems from other companies or investment funds, selling additional services to existing customers, selling services to new customers online and partnering with selected independent installers to provide a subscription-based solution for their customers. Historically we have grown our number of residential customers through acquisitions, while also organically developing our Spruce Pro servicing platform.

Increasing shareholder value by delivering predictable revenues, profits and cash flow

By focusing on subscription-based solutions with long-term customer contracts, we seek to generate consistent revenues, profits and cash flow from our residential customers and by leveraging our Spruce Pro servicing platform for portfolio managed services.

Customer Operations

We have more than a decade of experience servicing our Portfolio and also certain systems owned by third parties. A noteworthy differential is our in-house capabilities which include customer billing and collections, account management services, customer support, systems monitoring and maintenance, and portfolio accounting and financial reporting. We have made progress in elevating our customer service and continue to invest resources in our goal of becoming best-in-class customer experience. Our in-house capabilities and operations infrastructure has established a scalable platform where we are able to continually improve profitability through growth while reducing incremental operational costs.

Corporate Development

Our corporate growth strategy provides a unique differential from our competitors. While our competitors lose future long-term value creation for short-term cash flow by selling new solar systems outright directly to consumers, we focus on long-term positive cash flow. We have a dedicated corporate development (“M&A”) team that has historically been successful in acquiring high quality portfolios of solar energy systems that are already in operation and have existing long-term contracts with homeowners. Our in-house M&A team focuses on acquiring operating home solar energy systems “in-bulk” from other companies, and such approach has enabled us to achieve step-change growth while minimizing our customer acquisition costs. Our M&A team also brings significant experience in renewable energy credit markets, and other tax incentives programs, which enables additional value creation alongside our acquisition strategy.
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

Our management and operational expertise

We benefit from our Management’s seasoned experience in industry (renewables, utilities and financial services), corporate development and customer focused, cost-efficient operations.

Contracted assets with stable cash flows

The contracted nature and diversification of off-takers in our Portfolio of home solar assets supports stable long-term cash flows. Home solar assets in our Portfolio are contracted under long-term contracts, which generally provide for lease payments or production-based power purchase payments over the contract term. Our home solar asset portfolios have a total weighted average remaining contract term of approximately 11 years as of December 31, 2024.

Geographic and resource diversification

With the SEMTH, Tredegar and NJR Acquisitions, our Portfolio of approximately 85,000 home solar systems and customer contracts is geographically diverse across 18 states in the U.S., which reduces exposure to localized weather events, natural disasters, regional underperformance, and adverse regulatory actions and provides a more stable stream of cash flows over the long term when compared to a non-diversified portfolio.

Flexible customer service platforms

We utilize scalable, cost-effective customer service platforms and systems in our operations, which support efficient integration and service of acquired portfolios and third party owned portfolios. These service platforms also provide our customers with self-service options to make payments and other services.

Competitiveness of renewable energy

Renewable energy technology has improved in recent years. Solar energy generation is becoming one of the lowest cost energy generation technologies in many regions in the U.S., which is expected to lead to significant growth in the renewable energy industry. Solar technology is improving as solar cell efficiencies improve and installation costs are declining.
Intellectual Property

Generally, the solar generation business is not dependent on intellectual property. Within our residential business, we utilize licensed software, which enables our organization to efficiently manage our Portfolio. The success of our business depends, in part, on our ability to maintain and protect our proprietary information, license agreements and other contractual provisions, processes and know-how.

Human Capital Management

With our mission of “Powering Our Customers’ Clean and Efficient Energy use, for a Sustainable Future”, we believe that starts with our employees. We aim to attract top talent by building a culture upon our values of coordination, purpose-driven and results oriented. We make investments in talent management and employee engagement initiatives, in order to foster a culture of belonging and inclusion. As of December 31, 2024, we had 165 full time employees primarily located in Colorado, Texas, and New Jersey. As of December 31, 2024, no employees were covered by collective bargaining agreements, and we have not experienced any work stoppages.

To develop, attract, and retain personnel, we establish an environment of learning, purpose, inclusion, and opportunity and our leadership continually looks for ways to improve. We do this by implementation of several training programs, which includes our internally developed educational platform, Spruce University, to nurture an environment of learning, employee development, and talent retention. Bi-annually, we are committed to enhancing our senior leadership with curriculums to promote and develop teamwork and accountability.

Attraction and retention of key employees contributes to our ability to remain competitive, and we have comprehensive rewards programs to help ensure we are compensating and rewarding our employees in line with market practice, providing a competitive benefits program, paid time off, retirement 401(k) matching, education assistance, internally developed trainings, and flexibility through programs like our floating holidays. Our ongoing support of our employees’ financial, health, and wellness needs will continue to be essential.
Government Regulations

Although we are not regulated as a public utility in the U.S. under applicable federal, state, or other local regulatory regimes where we conduct business, we compete primarily with regulated utilities. As a result, we maintain a team that focuses on the key regulatory and legislative issues impacting the entire industry.

Certain of our portfolio managed services are subject to stringent and complex federal, state and local laws, including regulations governing the occupational health and safety of our employees and wage regulations. For example, we are subject to the requirements of the federal Occupational Safety and Health Act, as amended (“OSHA”), the U.S. Department of Transportation (“DOT”), and comparable state laws that protect and regulate employee health and safety. We endeavor to maintain compliance with applicable DOT, OSHA, and other comparable government regulations.

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

We may be required to make certain disclosures to our homeowner customers regarding the solar energy system and the terms of the applicable agreements and/or record a notice against the title to the real property on which the electricity is generated and against the title to any adjacent real property on which the electricity will be used. The notice does not constitute a title defect, lien or encumbrance against the real property. We may also be subject to laws and regulations related to interactions with consumers, including those pertaining to sales and trade practices, privacy and data security, equal protection, consumer financial and credit transactions, consumer collections, mortgages and re-financings, home or business improvements, trade and professional licensing, warranties and customer solicitation protocols, as well as specific regulations pertaining to solar installations.

Our collection activities are regulated in all the states where we operate. As such, we maintain collection agency licenses in the states in which we operate, as required by law, and we are subject to regulatory examination of such collection activities on a regular basis.

As noted in the Risk Factors section below, we also have received subpoenas from the state attorneys general offices for the states of Connecticut, New Jersey, New York, and Texas regarding, among other things, certain sales, marketing, billing, and operations protocols. We are responding to the subpoenas and otherwise are cooperating with these state investigations and intend to continue to do so until they are resolved.

Government Incentives
Federal, state, and local government bodies provide incentives to owners, distributors, system integrators, and manufacturers of solar energy systems to promote solar energy in the form of rebates, tax credits, payments for renewable energy credits associated with renewable energy generation, and exclusion of solar energy systems from property tax assessments. These incentives enable us to lower the price we charge customers for energy from, and to lease, our solar energy systems, helping to catalyze customer adoption of solar energy as an alternative to utility-provided power. In addition, for some investors, the acceleration of depreciation creates a valuable tax benefit that reduces the overall cost of the solar energy system and increases the return on investment. The federal government currently offers an ITC under Section 48(a) of the Internal Revenue Code for the installation of certain energy properties, including solar power facilities owned for business purposes.
Inflation Reduction Act
The Inflation Reduction Act (“IRA”) was enacted August 16, 2022. This legislative package includes major policy initiatives enacted to enhance the clean energy industry. While there are numerous federal, state, and local government incentives that benefit our business, some adverse actions, interpretations, or determinations of new or existing laws or regulations could have a negative impact on our business. Congress could revise or eliminate certain provisions in the IRA, or the current presidential administration could take steps that delay distribution of funds or recognition of tax benefits provided by the IRA, any of which could negatively impact our business. Federal agencies may also issue tax guidance or regulations that could negatively impact our business or prevent certain businesses from participating.
Corporate Information

Our principal executive offices are located at 2000 S Colorado Blvd, Suite 2-825, Denver, Colorado, and our telephone number is (866) 777-8235. Our website address is www.sprucepower.com and the information contained in, or that can be accessed through our website, is not, and should not be considered, part of this Annual Report on Form 10-K.
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

Risks Related to the Solar Energy Industry

•The solar energy industry may not develop to the size or at the rate we expect, which could cause an adverse effect on our business, and we face competition from traditional energy companies and solar and other renewable energy companies.
•Improvements in distributed solar energy generation and related technologies or components may materially adversely affect our ability to retain customers.
•Our solar energy systems depend heavily on suitable solar and meteorological conditions, so seasonality fluctuations and effects of climate change could adversely affect our results of operations.
•We typically bear the risk of loss and cost of maintenance, repair, and removal on solar energy systems owned by our subsidiaries, and warranty or product liability claims or accidents could adversely affect our business.
•Our solar energy systems’ value at the end of the Customer Agreement term may be lower than projected, which may adversely affect our financial performance, results of operation, and valuation.
•Increases in cost or reduction in supply of solar energy system components due to tariffs or trade restrictions could have an adverse effect on our business, financial condition, and results of operations.
•A material reduction in the retail price of traditional utility generated electricity or electricity from other sources could harm our business, financial condition, and results of operations.

Risks Related to Our Business Operations

•We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and integration of these acquisitions may disrupt our business and management.
•If we fail to manage our recent and future growth effectively, we may be unable to execute our business plan, maintain high levels of customer service, adequately address competitive challenges, or develop, produce, or sell our products or services successfully.
•We may be unsuccessful in introducing or executing on new service offerings or in penetrating new markets, which could adversely affect our business.
•If financing is not available on acceptable terms, it could materially adversely affect our business growth.
•We do not directly control certain costs related to our business, which could put us at a disadvantage.
•Our growth and performance depend in part on the success of our relationships with third parties, including our servicing partners.
•Our operating results and ability to grow may fluctuate, which could make our future performance difficult to predict and cause our operating results to fall below expectations.
•The loss or transition of key employees or senior management, such as our recent Chief Executive Officer transition, or our inability to attract and retain qualified personnel, could adversely affect our business.
•Rising interest rates could adversely affect our financial condition, and our use of hedging strategies to mitigate interest rate risk may not be effective.
•We are exposed to the credit risk of our customers and payment delinquencies on our accounts receivable.
•Our employees and independent contractors may engage in improper activities, which could have an adverse effect on our business and operating results.
•Any unauthorized intrusions into or through our systems or those of our third-party service providers could harm our reputation, subject us to litigation and financial harm, and adversely impact our business.
•If we fail to timely and responsibly implement, adopt, and innovate in response to technological developments, it could adversely impact our ability to compete, financial condition, and operating results.
•Unfavorable publicity could adversely affect our business.
•We are subject to legal proceedings and litigation and have been, and may in the future be, named as a defendant in legal proceedings, which like many litigation matters, could result in substantial damages and other related costs and require management-level attention.

Risks Related to Regulation

•Our business depends in part on the regulatory treatment of third-party owned solar energy systems.
•We become subject to new regulations for our solar service offerings.

•Compliance with applicable laws and requirements can be costly, and noncompliance with such requirements may result in potentially significant monetary penalties, operational delays, negative publicity, investigations, litigation, or otherwise adversely affect our business.
•Electric utility policies and regulations may present barriers to the purchase and use of solar energy systems, which could adversely impact our business.
•We have received subpoenas from states attorneys general requesting information about our business. These investigations could result in fines, penalties, or damages and may divert Management’s time and attention from our business.

Risks Related to Our Financial Performance

•Failure to remediate any of our previously identified material weaknesses in our internal control over financial reporting, the identification of additional material weaknesses, or failure to maintain an effective system of internal control may cause our common stock’s trading price to decline.
•We have a history of losses, and we expect to incur significant expenses and continuing losses.
•Servicing our existing debt requires a significant amount of cash to satisfy payment obligations. We may not have sufficient cash flow to service our debt, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Risks Related to Ownership of Our Securities

•We have no current plans to declare a dividend in the foreseeable future.
•We are a “smaller reporting company” and avail ourselves of reduced disclosure requirements.
•Our common stock may be subject to delisting from the New York Stock Exchange (the “NYSE”).
•The price of our common stock has been and may continue to be volatile.
•We may issue additional shares of equity securities without stockholder approval, diluting existing stockholders’ interest and potentially depressing our common stock’s market price.
•Our Certificate of Incorporation contains anti-takeover and exclusive forum provisions that could adversely affect the rights of our stockholders.
•We are subject to risks associated with proxy contests and other actions of activist stockholders.

1A. Risk Factors
Risk Factors

An investment in our securities is speculative and involves a high degree of risk. Before deciding whether to invest in our securities, you should consider carefully the risks described below, together with other information in this Annual Report on Form 10-K and the other information and documents we file with the SEC. The occurrence of any of the following risks could have a material and adverse effect on our business, reputation, financial condition, results of operations and future growth prospects, as well as our ability to accomplish our strategic objectives. As a result, the trading price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations, financial condition, results of operations and stock price.

Risks Related to the Solar Energy Industry

The solar energy industry is an emerging market which is constantly evolving and may not develop to the size or at the rate we expect, which could cause an adverse effect on our business

The distributed home solar energy market is at a relatively early stage of development and is a constantly evolving market. The solar energy industry is still developing and maturing, and as such, we cannot be certain that the market will grow to the size or at the rate we expect. Any future growth of the solar energy market and the success of our solar service offerings depend on many factors beyond our control, including recognition and acceptance of the solar service market by consumers, the pricing of alternative sources of energy, a favorable regulatory environment, the continuation of expected tax benefits and other incentives, and our ability to provide our solar service offerings cost effectively. If the markets for solar energy do not develop to the size or at the rate we expect, or demand for distributed home solar energy systems fails to develop sufficiently, our business may be adversely affected.

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

Solar energy has yet to achieve broad market acceptance and depends in part on continued support in the form of rebates, tax credits, and other incentives from federal, state and local governments. If this support diminishes materially, our ability to obtain external financing on acceptable terms, or at all, could be materially adversely affected. These types of funding limitations could lead to inadequate financing support for the anticipated growth in our business, to renew financing for the acquisitions that we have completed, or to provide financing for acquisitions that we identify in the future. We cannot be certain if historical growth rates reflect future opportunities or whether growth anticipated by us will be realized. Furthermore, growth in home solar energy depends in part on macroeconomic conditions, retail prices of electricity and customer preferences, each of which can change quickly. Declining macroeconomic conditions, including in the job markets, commodity markets, and residential real estate markets, could contribute to instability and uncertainty among customers and impact their financial wherewithal, credit scores and ultimately, their demand for home solar energy systems or interest in entering into long-term contracts, even if such contracts would generate immediate and long-term savings.

Furthermore, market prices of retail electricity generated by utilities or other energy sources could decline for a variety of reasons, as discussed further below. Any such declines in macroeconomic conditions, changes in retail prices of electricity or changes in customer preferences would adversely impact our business.

Our solar partners or suppliers may be unwilling or unable to fulfill their respective warranty and other contractual obligations. Warranty claims, product liability claims or accidents against us could adversely affect our business

We agree to maintain the solar energy systems during the length of the term of our Customer Agreements, which are typically 20 years. We are exposed to any liabilities arising from the solar energy systems’ failure to operate properly and are generally under an obligation to ensure each solar energy system remains in good condition during the term of the Customer Agreement. We are the beneficiary of the manufacturers’ and system installers’ warranty coverage, typically of 20 years for equipment warranties and five to ten years for workmanship warranties. In the event that such warranty providers file for bankruptcy, cease operations or otherwise become unable or unwilling to fulfill their warranty or related maintenance obligations, we may not be adequately protected by such warranties or maintenance obligations. Even if such warranty providers fulfill their obligations, the warranty or maintenance obligations may not be sufficient to protect us against all of our losses. These warranties are subject to liability and other limits. If we seek warranty protection and a warranty provider is unable or unwilling to perform its warranty obligations, whether as a result of its financial condition, its ability to act in a timely manner, or otherwise, or if the term of the warranty or maintenance obligation has expired or a liability limit has been reached, there may be a reduction or loss of protection for the affected assets, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, it is possible that the solar energy systems could cause injuries or property damage due to product malfunctions, defects or other causes. The solar energy systems or their components could also be subject to recalls either due to production defects or malfunctions, which could be expensive to resolve and may divert management’s attention. In addition, product liability claims, injuries, defects or other problems experienced by other companies could lead to unfavorable market conditions to the industry as a whole and may have an adverse effect on our ability to expand our portfolio of customer agreements and related solar energy systems, which could affect our business, financial condition and results of operations.

Our failure to accurately predict future liabilities related to material quality or performance expenses could result in unexpected volatility in our financial condition. Due to the long estimated useful life of our solar energy systems, we have been required to make assumptions and apply judgments regarding a number of factors, including our anticipated rate of warranty claims and the durability, performance and reliability of our solar energy systems. We made these assumptions based on the historic performance of similar solar energy systems or on accelerated life cycle testing. Our assumptions could prove to be materially different from the actual performance of our solar energy systems, causing us to incur substantial expense to repair or replace defective solar energy systems in the future or to compensate customers for solar energy systems that do not meet their performance guarantees. Equipment defects, serial defects or operational deficiencies also would reduce our revenue from Customer Agreements since the customer payments under such Customer Agreements are dependent on solar energy system production or would require us to make refunds under performance guarantees. Any widespread product failures or operating deficiencies may damage our market reputation and adversely impact our financial results.

Developments in technology or improvements in distributed solar energy generation and related technologies or components may materially adversely affect our ability to retain customers

Significant developments in technology, such as advances in distributed solar power generation, energy storage solutions such as batteries, energy storage management systems, the widespread use or adoption of fuel cells for residential or commercial properties or improvements in other forms of distributed or centralized power production may materially and adversely affect our ability to retain customers and otherwise affect our business. Future technological advancements may result in reduced prices to consumers or more efficient solar energy systems than those available today, and we may not be able to adopt these new technologies as quickly as our competitors or on a cost-effective basis. This could result in current customer dissatisfaction, resulting in customers switching to competitor service providers who provide these new technologies more quickly or more cost-effectively.

Due to the length of our Customer Agreements, the solar energy system deployed on a customer's residence may be outdated prior to the expiration of the term of the related Customer Agreement, reducing the likelihood of renewal of our Customer Agreement at the end of the applicable term and possibly increasing the occurrence of customers seeking to terminate or cancel their Customer Agreements or customer defaults. If current customers become dissatisfied with the price they pay for their solar energy system under our Customer Agreements relative to prices that may be available in the future or if customers become dissatisfied by the output generated by their solar energy systems relative to future solar energy system production capabilities, or both, this may lead to customers seeking to terminate or cancel their Customer Agreements or to higher rates of customer default and have an adverse effect on our business, financial condition and results of operations. Additionally, recent technological advancements may impact our business in ways we do not currently anticipate. Any failure by us to adopt or have access to new or enhanced technologies or processes, or to react to changes in existing technologies, could result in product obsolescence or the loss of competitiveness of and decreased consumer retention for our solar energy services, which could have a material adverse effect on our business, financial condition and results of operations.

Our solar energy systems depend heavily on suitable solar and meteorological conditions, which may be impacted by the effects of climate change. Seasonality fluctuations and effects of climate change could adversely affect our results of operations

The energy produced and the revenue and cash receipts generated by a solar energy system depend on suitable solar, atmospheric and weather conditions, all of which are beyond our control. Furthermore, our systems could be damaged by severe weather or natural catastrophes, such as hurricanes, freezes, hailstorms, tornadoes, fires or earthquakes. Shifts in weather are difficult to predict and may not be immediately apparent, and the impact of these changes is difficult to quantify from period to period. Our economic model and projected returns on our solar energy systems require achievement of certain production results from our systems and, in some cases, we guarantee these results to our consumers. There can be no assurance we will be successful in implementing effective strategies to counter these shifts in weather. If the solar energy systems underperform for any reason, our business could suffer. For example, the amount of revenue we recognize in a given period and the amount of our obligations under the performance guarantees of our Customer Agreements are dependent in part on the amount of energy generated by solar energy systems under such Customer Agreements. Furthermore, climate change could exacerbate the frequency and severity of weather events in all areas where we operate. Climate change or other factors could also cause prevailing weather patterns to materially change in the future, making it harder to predict the average annual amount of sunlight striking each location where our solar energy systems are. Potential negative effects of climate change include, among others, a temporary decrease in solar availability in certain locations, disruptions in transmission grids and delays or reductions in new installations. These or other effects could make our solar energy systems less economical overall or make individual solar energy systems less economical. Any of these effects on meteorological conditions could harm our business, financial condition and results of operations.

We typically bear the risk of loss and the cost of maintenance, repair and removal on solar energy systems that are owned by our subsidiaries and included in tax equity vehicles

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair and removal for any of our solar energy systems. Under our Customer Agreements, we agree to operate and maintain the solar energy system for a fixed fee calculated to cover our future expected maintenance costs. If our solar energy systems require an above-average amount of repairs or if the cost of repairing the solar energy systems is higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems are damaged as the result of a natural disaster beyond our control, losses could exceed or be excluded from our insurance policy limits and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance with industry standard coverage and limits to protect against such risk, but such coverage may not cover our losses.

The value of our solar energy systems at the end of the associated term of the Customer Agreement may be lower than projected, which may adversely affect our financial performance, results of operation and valuation

We depreciate the costs of our solar energy systems over their estimated useful life of 30 years. At the end of the initial term of the Customer Agreement, we may choose to remove the solar energy systems at no cost to the customer, or customers may choose to purchase their solar energy systems, ask to remove the system at our cost, or renew their Customer Agreements. Customers may choose not to renew or purchase for any reason, including pricing, decreased energy consumption, relocation of residence, or switching to a competitor product. Furthermore, it is difficult to predict how future environmental regulations may affect the costs associated with the removal, disposal or recycling of our solar energy systems. If the residual value of the solar energy systems is less than we expect at the end of the Customer Agreement, we may be required to accelerate the recognition of all or some of the remaining unamortized costs. This could materially impair our results of operations.

Increases in the cost or reduction in supply of solar energy system components due to tariffs or trade restrictions imposed by the U.S. government could have an adverse effect on our business, financial condition, and results of operations

China is a major producer of solar products. Certain solar cells, modules, laminates and panels from China are subject to various U.S. anti-dumping and countervailing duty rates, depending on the exporter supplying the product, imposed by the U.S. government as a result of determinations that the U.S. was materially injured as a result of such imports being sold at less than fair value. If alternative sources are not available on competitive terms, our servicers may be required to purchase these products from manufacturers in China. In addition, tariffs on solar cells, modules and inverters in China may put upward pressure on prices of these products in other jurisdictions, which could reduce our ability to offer competitive pricing to customers. The anti-dumping and countervailing duties are subject to annual review and may be increased or decreased. Furthermore, under Section 301 of the Trade Act of 1974, the Office of the United States Trade Representative has imposed and raised, and may continue to raise, tariffs on certain imports from China, including certain solar products, and such additional tariffs on certain Chinese solar products have been imposed during the first quarter of 2025. Since these tariffs impact the purchase price of solar products, these tariffs raise the cost associated with purchasing these solar products from China and reduce the competitive pressure on providers of solar products not subject to these tariffs. The U.S. government also has imposed various trade restrictions on Chinese entities determined to be acting contrary to U.S. foreign policy and national security interests. Although we maintain policies and procedures designed to maintain compliance with applicable governmental laws and regulations, these and other similar trade restrictions that may be imposed against Chinese entities in the future may have the effect of restricting the global supply of, and raising prices for, certain solar products, which could increase the overall cost of solar energy system maintenance and reduce our ability to offer competitive pricing in certain markets.

We cannot predict what additional actions the U.S. may adopt with respect to tariffs or other trade regulations or what actions may be taken by other countries in retaliation for such measures. The tariffs described above, the adoption and expansion of trade restrictions, the occurrence of a trade war or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our suppliers’ supply chains and access to equipment and products, as well as our costs and ability to economically serve certain markets. If additional measures are imposed or other negotiated outcomes occur, the ability of our suppliers to purchase these products on competitive terms or to access specialized technologies from other countries could be further limited, which could adversely affect our business, financial condition, and results of operations.

We face competition from traditional energy companies as well as solar and other renewable energy companies

The solar energy industry is highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with large utilities. We face competition from established utilities that supply energy to customers by traditional means. Utilities generally have substantially greater financial, technical, operational, and other resources than we do. As a result, utilities may be able to devote more resources to the research, development, or promotion of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Furthermore, these competitors are able to devote substantially more resources and funding to regulatory and lobbying efforts. Utilities could also offer other value-added products or services that could help them compete with us. Regulated utilities also are increasingly seeking approval to “rate-base” their own solar energy system businesses. Rate-basing means that utilities would receive guaranteed rates of return for their solar energy system businesses. Our competitiveness would be significantly harmed if more utilities receive such permission since we do not receive guaranteed profits for our solar service offerings.

We compete with solar companies with vertically integrated business models, including maintenance services. If the integrated approach of our competitors is successful, it may limit our ability to acquire solar energy systems. Solar companies with vertically integrated business models could also offer other value-added products or services that could help them to compete with us. Larger competitors may also be able to access financing at a lower cost of capital than we are able to obtain. We also compete with solar companies with business models similar to our own, and we may also face competition from new entrants into the market. Some of these competitors may have a higher degree of brand name recognition, differing business or pricing strategies, lower barriers to entry into the solar market, and greater capital resources than we have, as well as extensive knowledge of our target markets.

We have historically provided our solar services to residential customers and have begun, and intend to continue, to expand to other markets. There is intense competition in the solar energy sector in the markets in which we operate and the markets in which we intend to operate. As new entrants continue to enter into these markets, and as we enter into new markets, we may be unable to grow or maintain our operations and we may be unable to compete with companies that have already established themselves in those markets.

As the solar industry grows and evolves, we will continue to face existing competitors as well as new competitors who are not currently in the market (including those resulting from the consolidation of existing competitors) and new technologies. Our failure to adapt to changing market conditions, to compete successfully with existing or new competitors and to adopt new or enhanced technologies could limit our growth and have a material adverse effect on our business, financial condition, and results of operations.

A material reduction in the retail price of traditional utility generated electricity or electricity from other sources could harm our business, financial condition, and results of operations

Decreases in the retail price of electricity from electric utilities or from other energy sources, could harm our ability to offer competitive pricing and could harm our business. The price of electricity from utilities could decrease as a result of:

•the construction of a significant number of new power generation plants, including nuclear, coal, natural gas, or renewable energy technologies;

•the construction of additional electric transmission and distribution lines;

•a reduction in the price of natural gas or other natural resources;

•energy conservation technologies that provide less expensive energy, including storage; and

•utility rate adjustments and customer class cost reallocation.

A reduction in utility electricity prices would make our solar service offerings less attractive. If the retail price of energy available from utilities were to decrease due to any of these or other reasons, we would be at a competitive disadvantage. As a result, we may be unable to maintain our customers and our growth would be limited.

Risks Related to Our Business Operations

We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and integration of these acquisitions may disrupt our business and management

We have in the past and may in the future, acquire solar portfolios, companies, products or technologies or enter into other strategic transactions. For example, in March 2023, we completed the SEMTH Acquisition acquiring approximately 22,500 customer contracts; in August 2023, we completed the Tredegar Acquisition acquiring 2,400 home solar assets and contracts; and in November 2024, we completed the NJR Acquisition acquiring 9,800 solar energy systems. We may not realize the anticipated benefits of past or future investments, strategic transactions or acquisitions, and these transactions involve numerous risks that are not within our control. These risks include the following, among others:

•failure to satisfy the required conditions and otherwise complete a planned acquisition or other strategic transaction on a timely basis or at all;

•legal or regulatory proceedings, if any, relating to a planned acquisition or other strategic transaction and the outcome of such legal proceedings;

•difficulty in assimilating the operations, systems and personnel of the acquired company;

•difficulty in effectively integrating the acquired technologies or products with our current products and technologies;

•difficulty in maintaining controls, procedures and policies during the transition and integration;

•disruption of our ongoing business and distraction of our Management and employees from other opportunities and challenges due to integration issues;

•difficulty integrating the acquired company’s accounting, management information and other administrative systems;

•inability to retain key technical and managerial personnel of the acquired business;

•inability to retain key customers, vendors and other business partners of the acquired business;

•inability to achieve the financial and strategic goals for the acquired and combined businesses;

•incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our results of operations;

•significant post-acquisition investments which may lower the actual benefits realized through the acquisition;

•potential failure of the due diligence processes to identify significant issues with product quality, legal and financial liabilities, among other things;

•moderating and anticipating the impacts of inherent or emerging seasonality in acquired customer agreements; and

•potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions.

Our failure to address these risks, or other problems encountered in connection with our past or future investments, strategic transactions or acquisitions, could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur anticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, incremental expenses or the write-off of any related goodwill, any of which could harm our financial condition or results of operations, and the trading price of our common stock could decline.

If we fail to manage our recent and future growth effectively, we may be unable to execute our business plan, maintain high levels of customer service, or adequately address competitive challenges

We have experienced growth in recent periods, and we intend to continue such efforts to expand our business. This growth has placed, and any future growth may continue to place, a significant strain on our management, operational and financial infrastructure. Our growth requires our management to devote a significant amount of time and effort to maintain and expand our relationships with customers and other third parties, acquire new customers and otherwise manage our expansion. In addition, our current and planned operations, personnel, information technology, and other systems and procedures might be inadequate to support our future growth and may require us to make additional unanticipated investments in our infrastructure. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner. If we cannot manage our growth, we may be unable to take advantage of market opportunities, execute our business strategies, or respond to competitive pressures. This could also result in declines in quality or customer satisfaction, increased costs, difficulties in introducing new solar service offerings, or other operational difficulties. Any failure to effectively manage growth could adversely impact our business, operating results, financial condition, and reputation.

We may be unsuccessful in introducing or executing on new service offerings or in penetrating new markets, which could adversely affect our business

Our success and ability to compete depend on the service offerings that we have developed or may develop in the future. There is a risk that the service offerings that we have developed or may develop may not meet the demands of our customers or target markets, do not achieve market acceptance, or that the marketing of the services may not be as successful as anticipated. If we fail to introduce new service offerings that meet the demands of our customers or target markets or do not achieve market acceptance, or if we fail to penetrate new markets, our business could be adversely affected.

We may require additional financing to support the development of our business and implementation of our growth strategy, and if financing is not available to us on acceptable terms when needed, our ability to continue to grow our business could be materially adversely affected

We may require additional capital investment in the future to fund operations and support strategic initiatives. There can be no assurance that we will have access to the capital we need on favorable terms when required or at all. Additional financing may not be available on terms acceptable to us. If we are unable to obtain needed financing on acceptable terms, we may not be able to implement our business plan, which could have a material adverse effect on our business, financial condition, results of operations and prospects. If we raise additional funds through the sale of equity, convertible debt or other equity-linked securities, our shareholders’ ownership will be diluted. We may issue securities that have rights, preferences and privileges senior to our common stock.

We do not directly control certain costs related to our business, which could put us at a disadvantage relative to companies who have a vertically integrated business model

We do not have direct control over the costs our suppliers charge for the components of solar energy systems or the costs of maintaining such systems. This may lead us to charge higher prices than our competitors with a vertically integrated business model, causing us to be unable to maintain or increase market share.

Our growth and performance depend in part on the success of our relationships with third parties, including our servicing partners

Our growth depends in part on developing or expanding our relationships with third parties. Among other things, our business depends on attracting and retaining new and existing servicing partners. Negotiating relationships with our servicing partners, investing in due diligence efforts with potential servicing partners, training such servicing partners and monitoring them for compliance with our standards require significant time and resources and may present greater risks and challenges than expanding our internal servicing teams. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to grow our business and address our market opportunity could be impaired. Even if we are able to establish and maintain these relationships, we may not be able to execute on our goal of leveraging these relationships to meaningfully expand our business, brand recognition, and customer base, which could limit our growth potential and our opportunities to generate significant additional revenue or cash flows. In the event that any of our third-party servicers fails to perform its servicing duties, or experiences a termination or cancellation event under the applicable servicing agreement, or we otherwise experience an interruption in that third party servicer’s performance, we may incur additional costs associated with obtaining a replacement servicer and seeking recovery of amounts owed to us. In such an event, there can be no assurance that a replacement servicer could be retained in a timely manner or at comparable cost to us, and any servicing transfer can result in data input errors, misdirected notices, and other issues.

Our operating results and our ability to grow may fluctuate from quarter to quarter and year to year, which could make our future performance difficult to predict and could cause our operating results for a particular period to fall below expectations

Our quarterly and annual operating results and our ability to grow are difficult to predict and may fluctuate significantly in the future. We have experienced seasonal and quarterly fluctuations in the past and expect to experience such fluctuations in the future. In addition to the other risks described in this “Risk Factors” section, the following factors could cause our operating results to fluctuate:

•significant fluctuations in customer demand for our services;

•expiration, reduction, or initiation of any governmental rebates or incentives;

•our ability to continue to expand our operations and the amount and timing of expenditures related to this expansion;

•announcements by us or our competitors of significant acquisitions, strategic partnerships, join ventures or capital-raising activities, or commitments;

•changes in our pricing policies or terms or those of our competitors, including centralized electric utilities;

•actual or anticipated developments in our competitors’ businesses, technology, or the competitive landscape; and

•natural disasters or other weather or meteorological conditions.

For these or other reasons, the results of any prior quarterly or annual periods should not be relied upon as indications of our future performance.

The loss or transition of key members of senior management or key employees, or our inability to attract and retain qualified personnel, could adversely affect our business

Our success depends, in part, on our ability to retain our key personnel. The loss of any of our key personnel could have an adverse effect on our business. Most recently, we completed a Chief Executive Officer (“CEO”) transition in April 2024. Management transitions may create uncertainty and involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies and result in a material adverse impact on our business, financial condition, results of operations or cash flows.

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

Our performance may be negatively impacted by our recent CEO transition

On April 12, 2024, we announced that the chairman of our board of directors, Christopher Hayes, had been named President and CEO to replace our prior President and CEO. There are a number of risks associated with a CEO transition, any of which may harm us. If the new CEO is unsuccessful at leading the management team or is unable to articulate and execute our strategy and vision, our business may be harmed, and our stock price may decline. If we do not successfully manage our CEO transition, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business, financial condition, and operating results. With the change in leadership, there is a risk to retention of other members of senior management, as well as to continuity of business initiatives, plans, and strategies through the transition period and if we are unable to execute an orderly transition, our business may be adversely affected.

Management has limited experience in operating a public company. If we fail to manage our growth effectively, we may not be able to develop, produce, make or sell our products or services successfully

Our executive officers have limited experience in the management of a publicly traded company. Management may not successfully or effectively manage a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Management’s limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and our growth. Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition.

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

Rising interest rates could raise our cost of capital and may adversely affect our financial condition

We have $730.6 million of long-term debt outstanding as of December 31, 2024, which are secured by our solar assets, and the majority of which is variable rate debt. Increases in interest rates could result in an increase in our interest expense under our variable-rate borrowings and the costs of refinancing existing indebtedness or obtaining new debt, including debt to finance future acquisitions. Although we use interest rate swap contracts to mitigate the market risk associated with rising interest rates, including on our existing variable-rate debt, significant increases in interest rates or continued higher interest rates may still increase our cost of capital and may make it more difficult for us to finance our business.

Our use of hedging strategies to mitigate our interest rate risk may not be effective and may adversely affect our net income, comprehensive income, liquidity, and book value per common share

We use interest rate swap contracts to help mitigate increased financing costs due to adverse changes in interest rates on our syndicated term loans, which are recognized on the balance sheet at their fair values. Our hedging activity will vary in scope based on, among other things, our forecast of future interest rates, our acquisition activity, the actual and implied level and volatility of interest rates, and source and terms of financing used. No hedging strategy can completely insulate us from the interest rate risk to which we are exposed. Interest rate swaps may fail to protect or could adversely affect our results of operations, book value, and liquidity due to, among other things:

•available derivative financial instruments may not correspond directly with the interest rate risk from which we seek protection;

•the value of the derivative financial instruments is adjusted from time to time in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) to reflect changes in fair value and the related adjustments will impact our earnings, shareholders’ equity, and book value;

•the credit quality of the counterparty owing money on the derivative financial instrument may be downgraded to such an extent that it impairs our ability to sell, assign, or otherwise modify our side of the transaction; and

•the counterparty owing money in the transaction may default on its obligation to pay.

Derivative financial instruments can be traded on an exchange or administered through a clearing house or under bilateral agreements between us and a counterparty. Our bilateral hedging agreements expose us to increased counterparty risk, and we may be at risk of loss of any collateral held by a hedging counterparty if the counterparty becomes insolvent or files for bankruptcy. Additionally, if a counterparty fails to perform under the hedging agreements, our operating liquidity and financial performance could be materially and adversely affected.

We are exposed to the credit risk of our customers and payment delinquencies on our accounts receivable

We have long-term, contractual relationships with our customers, which require them to make payments throughout the term of their contract. Consequently, we are subject to the credit risk of our customers and we expect that the risk of customer defaults may increase as we continue to grow our business. Our future exposure may exceed the amount of reserves that we establish in the future. If we experience increased customer credit defaults, our business and revenue could be adversely affected. During an economic downturn or during periods of rising inflation and interest rates, the risk of customer defaults may increase, which could have a material adverse effect on our financial condition and results of operations.

Our employees and independent contractors may engage in misconduct or other improper activities, including noncompliance with regulations, which could have an adverse effect on our business and operating results

We are exposed to the risk that our employees and independent contractors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other activities that violate laws and regulations, including production standards, U.S. federal and state fraud, abuse, data privacy and security laws, other similar non-U.S. laws or laws that require the true, complete, and accurate reporting of financial information or data. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, prospects, financial condition and operating results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, integrity oversight and reporting obligations to resolve allegations of non-compliance, imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our business, prospects, financial condition, and operating results.

Any security breach, unauthorized access or disclosure, or theft of data, including personal information, we, our third party service providers, or our suppliers gather, store, transmit or use, or other hacking, cyber-attack, phishing attack, and unauthorized intrusions into or through our systems or those of our third-party service providers could harm our reputation, subject us to claims, litigation, and financial harm and have an adverse impact on our business

In the ordinary course of business, we, our third-party service providers and our suppliers receive, store, transmit and use proprietary, confidential and sensitive data, including the personal information of customers, such as names, addresses, email addresses, credit information and other housing and energy use data, as well as the personal information of our employees. Any unauthorized disclosure of such proprietary, confidential or sensitive data, including personal information, whether through a breach of our systems or those of our third-party service providers or suppliers by an unauthorized party, including, but not limited to hackers, threat actors, sophisticated nation-states or nation-state-supported actors, or through the personnel theft, or misuse of information, or otherwise, could harm our business. In addition, we, our third party service providers and our suppliers may be subject to a variety of evolving threats, such as computer malware (including as a result of advanced persistent threat intrusions), ransomware, malicious code (such as viruses or worms), social engineering (including spear phishing and smishing attacks), telecommunications failures, natural disasters and extreme weather events, general hacking, and other similar threats.

Cybersecurity incidents have become more prevalent and could occur on our systems and those of our third parties in the future. Our team members who work remotely pose increased risks to our information technology systems and data, since many of them utilize less secure network connections outside our premises.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. Inadvertent disclosure of confidential data or unauthorized access by a third party could result in future claims or litigation arising from damages suffered by those affected, government enforcement actions (for example, investigations, fines, penalties, audits and inspections), additional reporting requirements and/or oversight, indemnification obligations, reputational harm, interruptions in our operations, financial loss and other similar harms. In addition, we could incur significant costs in complying with the multitude of federal, state, and local laws, and applicable independent security control frameworks, regarding the unauthorized disclosure of personal information. Although we have not experienced a material information security breach in the past and have developed systems and processes to prevent or detect security breaches and protect the confidential information we receive, store, transmit, and use, we cannot assure that such measures will provide adequate security. Finally, any perceived or actual unauthorized disclosure of such information, unauthorized intrusion, or other cyberthreat could harm our reputation, substantially impair our ability to attract and retain customers, interrupt our operations and have an adverse impact on our business.

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

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

Information technology systems are a critical component of our long-term competitive strategy, and if we fail to timely and responsibly implement, adopt, and innovate in response to rapidly evolving technological developments, including the use of artificial intelligence (“AI”), our ability to compete, financial condition, and operating results could be adversely impacted

Our ability to compete effectively requires our continued investment in technology to ensure we provide ongoing value to our current and potential customers and operate efficiently. However, there are many new uncertainties in newly emerging technologies and if we are unable to integrate and introduce new technologies and services effectively, our ability to compete may be adversely affected and our business could be materially harmed. Whether we compete effectively may also be impacted by our ability to accurately anticipate and effectively respond to the risks and opportunities presented by the disruptions and developments of emerging and newly available technologies, including AI. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and if the rate at which we adopt and the ways in which we apply new technologies lags or differs negatively in meaningful ways from our competitors, our business could be adversely affected. New and emerging technologies present a number of risks and incorporating them into our information technology infrastructure and services responsibly is important to maintaining and strengthening our competitive position in the market.

Unfavorable publicity could adversely affect our business

Recent negative publicity has adversely affected, and may in the future affect, our industry, brand, reputation, and stock price, which may make it difficult for us to attract and retain employees, partners and customers, reduce confidence in our services, harm investor confidence and the market price of our securities, and invite legislative and regulatory scrutiny, litigation and government investigations. Negative publicity may result from allegations of fraud, improper business practices, employee misconduct or any other matters that could give rise to litigation and/or governmental investigations. Unfavorable publicity relating to us or those affiliated with us has and may in the future adversely affect public perception of the entire company. Adverse publicity and its effect on overall public perceptions of our brand, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business.

We are subject to legal proceedings and litigation and have been, and may in the future be, named as a defendant in legal proceedings, including certain stockholder class actions, which like many litigation matters, could result in substantial damages and other related costs and may require management-level attention

Beginning on March 8, 2021, two putative class action complaints were filed in the federal district court for the Southern District of New York against us and certain of our current officers and directors. The cases were consolidated as In re XL Fleet Corp. Securities Litigation, Case No. 1:21-cv-02171, a lead plaintiff was appointed in June 2021. On July 20, 2021, an amended complaint was filed alleging that certain public statements made by the defendants between October 2,
2020, and March 2, 2021, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Following negotiations with a mediator, in September 2023, we and the plaintiffs agreed on a settlement in principle in the aggregate amount of $19.5 million (the “Settlement Amount”), and on December 6, 2023, the lead plaintiff and the defendants entered into a stipulation and agreement of settlement requiring us to pay the Settlement Amount to resolve the class action litigation and the related legal fees and administration costs. On April 30, 2024, the New York Court approved a final settlement. The Settlement Amount was offset by approximately $4.5 million of related loss recoveries from our directors and officers liability insurance policy with third parties, which was paid out in February 2024. We paid the $15.0 million net settlement amount to the settlement claims administrator in February 2024.

On September 20, 2021, and October 19, 2021, two class action complaints were filed in the Delaware Court of Chancery against certain of our current officers and directors, and the sponsor of our special purpose acquisition company merger, Pivotal Investment Holdings II LLC. The actions were consolidated, and a consolidated amended complaint was filed on January 31, 2022, alleging various breaches of fiduciary duty, and aiding and abetting breaches of fiduciary duty, for purported actions relating to the negotiation and approval of the December 21, 2020, merger and organization of XL Hybrids, Inc., a Delaware corporation (“Legacy XL”) to become XL Fleet, and purportedly materially misleading statements made in connection with the merger. On August 19, 2022, defendants moved to dismiss the second amended complaint, which was granted in part and denied in part on June 9, 2023. The parties then engaged in discovery. On November 13, 2024, we filed a stipulation and settlement agreement seeking court approval to settle this matter in full for $4.75 million. On March 26, 2025, the court approved the stipulation and settlement agreement.

In 2021, we received requests for information, including a subpoena, from the SEC related to, among other things, the XL Fleet business combination with Legacy XL and the related private investment in public equity financing, our sales pipeline and revenue projections, purchase orders, suppliers, California Air Resources Board approvals, fuel economy from our Power Drive products, customer complaints, and disclosures and other matters in connection with the foregoing. In September 2023, the SEC simultaneously filed and settled administrative proceedings alleging violations of the federal securities laws. Specifically, the settlement order requires that we: (i) cease and desist from committing or causing any violations and any future violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended (the “Securities Act”), Sections 13(a) and 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rules 12b-20, 13a-11, and 14a-9 thereunder, and (ii) pay, a civil money penalty in the amount of $11.0 million to the SEC, which has been paid.

These legal proceedings and any other similar or related legal proceedings or investigations are subject to inherent uncertainties, and the actual costs to be incurred relating to these matters will depend upon many unknown factors. The outcome of these legal proceedings is uncertain, and we could be forced to expend significant resources in the defense of these actions, and we may not prevail. Monitoring and defending against legal actions is time-consuming for our Management and staff, and may detract from our ability to fully focus our internal resources on our business activities. We are also generally obligated, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these and similar actions. We currently cannot estimate the possible costs stemming from these matters, and we also cannot be certain how long it may take to resolve them or the possible amount of any potential sanctions, penalties, or damages that we may incur. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. An adverse outcome in these matters that results in significant sanctions could have a material adverse effect on our cash flow, results of operations, financial position, or our stock price.

We may need to defend ourselves against patent, copyright or trademark infringement claims or trade secret misappropriation claims, which may be time-consuming and cause us to incur substantial costs and could materially adversely affect our business, prospects, financial condition and operating results

Companies, organizations, or individuals, including our competitors, may own or obtain patents, trademarks or other proprietary rights that would prevent or limit our ability to make, use, develop or sell our home solar and other products and services, which could make it more difficult for us to operate our business. We may receive inquiries from patent, copyright or trademark owners inquiring whether we infringe upon their proprietary rights. We may also be the subject of allegations that we have misappropriated their trade secrets or other proprietary rights. Companies owning patents or other intellectual property rights relating to battery packs, electric motors, or electronic power management systems may allege infringement or misappropriation of such rights. In response to a determination that we have infringed upon or misappropriated a third party’s intellectual property rights, we may be required to do one or more of the following:

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

Changes in law and reductions in, eliminations of, or additional requirements for, benefits such as rebates, tax incentives, and favorable net metering policies decrease the attractiveness of new solar energy systems to distributed home solar power companies and the attractiveness of solar energy systems to customers, which could reduce our acquisition opportunities. Net metering has helped to enable the growth of distributed generation solar energy systems in the U.S., and net metering programs have been subject to legislative and regulatory scrutiny in some states and territories. Net metering and related policies concerning distributed generation have also received attention from federal legislators and regulations. Such a loss or reduction in benefits, incentives, and favorable net metering policies could also adversely impact our access to capital and reduce our willingness to pursue solar energy systems due to higher operating costs or lower revenues.

We are not currently regulated as a utility under applicable laws, but we may be subject to regulation as a utility in the future or become subject to new federal and state regulations for any additional solar service offerings we may introduce in the future

Most federal, state and municipal laws do not currently regulate us as a utility. As a result, we are not subject to the various regulatory requirements applicable to U.S. utilities. However, federal, state, local or other applicable regulations could place significant restrictions on our ability to operate our business and execute our business plan by prohibiting or otherwise restricting our sale of electricity. If we become subject to the same regulatory authorities as utilities in other states or if new regulatory bodies are established to oversee our business, our operating costs could materially increase and we may not be able to execute on our business plans.

Compliance with occupational safety and health and environmental requirements can be costly and noncompliance with such requirements may result in potentially significant monetary penalties, operational delays and adverse publicity

The ongoing operations and maintenance of solar energy systems requires individuals hired by us or third-party contractors, potentially including our employees, to work at heights with complicated and potentially dangerous electrical systems. There is substantial risk of serious injury or death if proper safety procedures are not followed. Certain of our operations are subject to regulation under OSHA and Wage and Hour Division, DOT regulations, the U.S. Environmental Protection Agency and equivalent state and local laws that protect and regulate employee health and safety and the environment. Changes to these requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable occupational safety and health and environmental regulations, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures, or suspend or limit operations. Since individuals hired by us or on our behalf to perform ongoing operations and maintenance of our solar energy systems, including third-party contractors, are compensated on a per project basis, they are incentivized to work more quickly than servicers compensated on an hourly basis. While we have not experienced a high level of injuries to date, this incentive structure may result in higher injury rates than others in the industry and could accordingly expose us to increased liability. Individuals hired by or on behalf of us may have workplace accidents and receive citations from OSHA regulators for alleged safety violations, resulting in fines. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

A failure to comply with laws and regulations relating to interactions by us with current or prospective customers, including consumer protection laws, could result in negative publicity, claims, investigations, and litigation and adversely affect our business

Our business substantially focuses on Customer Agreements and transactions with residential customers. We offer leases, loans and other products and services to consumers by contractors in our networks, who utilize sales people employed by or engaged as third-party service providers of such contractors. We must comply with numerous federal, state and local laws and regulations that govern matters relating to interactions with residential consumers, including those pertaining to consumer protection, marketing and sales, privacy and data security, consumer financial and credit transactions, mortgages and refinancings, home improvement contracts, warranties, and various means of customer solicitation. These laws and regulations are subject to change and to potentially differing interpretations. Additionally, various federal, state and local legislative and regulatory bodies may initiate investigations, which can lead to enforcement actions, expand current laws or regulations, or enact new laws and regulations regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we do business, acquire customers, manage and use information collected from and about current and prospective customers and the costs associated therewith. As a result, we are subject to a constantly evolving consumer protection environment that is difficult to predict and may affect our business. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance is given that our compliance policies and procedures will be effective. Failure to comply with these laws and with regulatory requirements applicable to our business could subject us to, among other things, damages, class action lawsuits, enforcement actions, civil and criminal liability, settlements, changes in business practices, increased compliance costs, and reputational damage that may harm our business, results of operations, and financial condition.

Electric utility policies and regulations, including those affecting electric rates, may present regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce demand for electricity from our solar energy systems and adversely impact our ability to acquire new solar service agreements

Federal, state, and local government statutes and regulations concerning electricity heavily influence the market for our solar service offerings and are constantly evolving. These statutes, regulations, and administrative rulings relate to, among other things, electricity pricing, net metering, consumer protection, incentives, taxation, competition with utilities, and the interconnection of homeowner-owned and third party-owned solar energy systems to the electrical grid. These statutes and regulations are constantly evolving. In the U.S., governmental authorities and state public service commissions that determine utility rates, rate structures, and the terms and conditions of electric service continuously modify these regulations and policies. These regulations and policies could result in a significant reduction in the potential demand for electricity from our solar energy systems and could adversely impact our ability to acquire new solar service agreements.

In addition, many utilities, their trade associations, and fossil fuel interests in the country, which have significantly greater economic, technical, operational and political resources than us, are currently challenging solar-related policies, which may have the effect of reducing the competitiveness of residential solar energy. Any adverse changes in solar-related policies could have a negative impact on our business, financial condition, and results of operations.

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

We are, and may become, subject to stringent and evolving laws, regulations, rules, contractual obligations, industry standards, policies, and other obligations related to data privacy and security. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, increased costs of operations, or otherwise harm our business

Personal privacy and data security have become significant issues and the subject of rapidly evolving regulation and expectations. Federal, state, and local government bodies or agencies have in the past adopted, and may in the future adopt more laws and regulations affecting data privacy. Interpretations and enforcement of these laws continue to evolve. Changes to interpretations or enforcement strategies could create a range of new compliance obligations, which could cause us to incur additional costs. If interpretations or enforcement of these laws deviate significantly in the future, those costs could become even more severe. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data protection laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit acquisitions, and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to our business may limit the use and adoption of, and reduce the overall demand for, our services. If we are not able to adjust to changing laws, regulations, and standards related to privacy or security, our business may be harmed. Moreover, as noted above, we are also subject to the possibility of security breaches, some of which may result in a violation of these laws.

We have received subpoenas from states attorneys general requesting information about our business. These investigations could result in fines, penalties or damages and may divert Management’s time and attention from our business

We have received subpoenas from certain state attorneys general requesting information about our business. These investigations could result in fines, penalties, or damages and may divert Management’s time and attention from our business. Specifically, we have received subpoenas from the attorneys general offices for the states of Connecticut, New Jersey, New York, and Texas regarding, among other things, certain sales, marketing, billing, and operations practices. We are timely responding to these subpoenas, and otherwise are cooperating with the states in connection with these investigations, each of which have involved requests for a substantial volume of documents. While we cannot now predict the outcome of these matters, it is possible that these investigations may result in a fine, penalty, or injunction which may impact our ability to operate in these states.

Risks Related to Our Financial Performance

We previously identified material weaknesses in our internal control over financial reporting that continue to exist, and our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2024. If we fail to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control in the future, we may not be able to accurately or timely report our financial condition or results of operations and the trading price of our common stock may decline

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis. As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, management identified several material weaknesses in internal control over financial reporting. Further, we have concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to the existence of material weaknesses, including certain material weaknesses that were previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2024 due to material weaknesses in our internal control over financial reporting, all as described in Part II, Item 9A. “Controls and Procedures.”

As of the date of this Form 10-K, our remediation efforts are ongoing for the material weaknesses identified in Part II, Item 9A. “Controls and Procedures.” We cannot assure that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities and to continue to improve our operational, information technology, financial systems, and infrastructure procedures and controls, as well as to continue to expand, train, retain, and manage our personnel who are essential to effective internal controls. In doing so, we will continue to incur expenses and expend management time on compliance-related issues. We may be unable to hire or retain such personnel, including qualified accounting and financial reporting personnel. Although we are working to remedy the ineffectiveness of the Company’s internal control over financial reporting, there can be no assurance as to when the remediation plan will be fully implemented, the aggregate cost of implementation or whether the remediation plan will be adequate and effective. Until our remediation plan is fully implemented, our management will continue to devote significant time and attention to these efforts. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

If our remediation efforts are insufficient to address the identified deficiencies, or if additional deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all.

We have a history of losses, and we expect to incur significant expenses and continuing losses

We incurred net losses of $70.5 million and $65.8 million for the years ended December 31, 2024 and 2023, respectively. We believe that we will continue to incur operating and net losses through the near future. We completed the acquisition of Legacy Spruce Power and discontinued and disposed of our legacy businesses, and as a result our future net income or loss will depend upon the implementation of our strategy to expand our business. We expect the rate at which we will incur future losses will depend on a number of factors, including:

•Costs which may be incurred in connection with the implementation of our business strategy;

•Costs related to our general and administrative functions to support our public company obligations; and

•Acquisition and integration of other solar energy portfolios or businesses.

We will incur portions of the costs and expenses from these efforts before we receive the expected incremental revenues with respect thereto, as such, we expect losses in future periods. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would have a material adverse effect on our results of operations and further increase our losses.

We have generated significant net operating loss carryforwards (or “NOLs”) as a result of the losses that we have historically incurred which, for U.S. federal income tax purposes, can be used to offset future taxable income subject to certain limitations under the Internal Revenue Code and related regulations of the U.S. Treasury. Our ability to use our NOLs will depend on the amount of taxable income generated in future periods. In addition, the use of NOLs and other carryforwards to offset taxable income is subject to various limitations if we undergo an “ownership change” as defined in Section 382 of the Internal Revenue Code. [As of December 31, 2024, we have recorded a full valuation allowance against our NOLs and we can offer no assurance when, or if, we may be able to use our NOLs to offset taxable income.]

Servicing our existing debt requires a significant amount of cash to satisfy payment obligations. We may not have sufficient cash flow to service our debt, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful

We have $730.6 million of long-term debt outstanding as of December 31, 2024, as discussed in more detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, both included in this Annual Report on Form 10-K. Our ability to make scheduled principal payments, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We may not have sufficient cash flow in the future to service our debt. As a result, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to timely repay or otherwise refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and negatively impact our financial condition and prospects. Furthermore, we expect to incur additional debt in the future, and increases in our existing debt obligations would further heighten the debt related risk discussed above. In addition, we may not be able to enter into new debt instruments on acceptable terms or at all. If we were unable to satisfy the terms under existing or new instruments, or obtain waivers or forbearance from our lenders, or if we were unable to obtain refinancing or new financings for our working capital, equipment and other needs on acceptable terms if and when needed, our business would be adversely affected.

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

We are a “smaller reporting company” and will be able to avail ourselves of reduced disclosure requirements applicable to smaller reporting companies, which could make our common stock less attractive to investors

We are a “smaller reporting company,” as defined in the Exchange Act, and we currently take, and in the future, intend to continue to take, advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies,” including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer a “smaller reporting company.” We will remain a “smaller reporting company” until (a) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $75 million or more and we reported annual net revenues as of our most recently completed fiscal year is $100 million or more, or (b) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $700 million or more, regardless of annual revenue.

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

The price of our common stock has been and may continue to be volatile

The price of our common stock has fluctuated, and may continue to fluctuate, due to a variety of factors, including:

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

•substantial sales of our common stock;

•issuance of new or updated research reports from securities analysts or failure of securities analysts to maintain coverage of us;

•announcement or expectation of additional equity or debt financing efforts;

•the public’s reaction to our press releases, other public announcements and filings with the SEC;

•actual or perceived data privacy or security incidents;

•potential or actual military conflicts or acts of terrorism;

•announcements concerning us or our competitors;

•the general state of the securities markets;

•threatened or actual lawsuits, investigations, or other legal proceedings;

•any significant change in our management;

•short-selling activity related to our common stock;

•general economic conditions including instability in financial markets and bank failures, and slow or negative growth of our markets; and

•the other factors described in these “Risk Factors”.

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

We may issue additional shares of common stock, preferred stock, or other equity securities, including under our equity incentive plan, without stockholder approval, which would dilute existing stockholders’ interest and may depress the market price of our common stock

We may issue a substantial number of additional shares of common stock, preferred stock, or other equity securities, including under our 2020 Equity Incentive Plan (the “2020 Plan”), without stockholder approval. As of December 31, 2024, we had options, restricted stock units (“RSUs”), and warrants outstanding that would require us to issue up to an aggregate of 3,251,368 shares of our common stock. We also have the ability to issue up to 324,696,266 shares of common stock under the 2020 Plan. Pursuant to the 2020 Plan, the number of shares available for issuance automatically increases annually on the first day of each fiscal year during the period beginning with the fiscal year immediately following the fiscal year during which the 2020 Plan is first approved by our stockholders, and ending on the second day of fiscal year 2030, in an amount equal to the lesser of: (a) 5% of the number of outstanding shares of common stock on such date; and (b) an amount determined by the plan administrator. Any such issuance of additional shares of common stock, preferred stock, or other equity securities:

•may significantly dilute the equity interests of our existing stockholders;

•may subordinate the rights of holders of common stock if equity securities are issued with rights senior to those afforded our common stock;

•may adversely affect the amount of cash available per share, including for payment of dividends (if any) in the future;

•could cause the relative voting strength of each previously outstanding share of common stock to be diminished;

•could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•may adversely affect the market price for our common stock.

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

We are subject to risks associated with proxy contests and other actions of activist stockholders

Publicly traded companies have increasingly become subject to campaigns by activist investors advocating corporate actions such as governance changes, financial restructurings, increased borrowings, special dividends, stock repurchases or even sales of assets or entire companies to third parties or the activists themselves. We received a notice dated April 17, 2024 from Clayton Capital Appreciation Fund, L.P. and its affiliates, Clayton Partners LLC, the JSCC Family Trust, and Jason Stankowski (collectively, “Clayton”), which owned approximately 2.1% of our outstanding shares at the time of submission, purporting to nominate a slate of two candidates for election as directors at our 2024 Annual Meeting of Stockholders. On June 21, 2024, we entered into a Cooperation Agreement with Clayton (the “Cooperation Agreement”) pursuant to which, among other things, we agreed to increase the size of our Board from six to seven directors and to take all necessary actions to appoint Clara Nagy McBane to our Board to fill the directorship resulting from the increase in the size of our Board and Clayton agreed to certain customary standstill provisions that will remain in effect until the date that is the earlier of (i) the date Clayton receives notice that we will not nominate Ms. McBane for re-election to our Board at the 2025 Annual Meeting of Stockholders, (ii) immediately following the closing of the polls on the election of directors at the 2025 Annual Meeting of Stockholders, (iii) August 31, 2025 if the 2025 Annual Meeting of Stockholders has not been held by that date, and (iv) in the event that any party materially breaches the Cooperation Agreement, the date that is 30 calendar days following written notice of such breach from the non-breaching party, if such breach (if capable of being cured) has not been cured by such date, or, if impossible to cure within 30 calendar days, such party has not taken substantive action to correct by such date.

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

Item 1B. Unresolved Staff Comments

None.
Item 1C. Cybersecurity

Cybersecurity Strategy, Policy and Procedures

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined within Item 106(a) of Regulation S-K. These risks include, among other things, operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws. We utilize information technology (“IT”) that enables our teams to access both operational and financial performance data in real time, while at the same time, helping to identify and prevent cybersecurity threats and risks.

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

•Conducting assessments of risk likelihood and magnitude from unauthorized access, use, disclosure, disruption, modification or destruction of IT systems and the related information processes, storage, or transmission;

•Training personnel on security risks and how to identify and prevent such risks;

•Performing risk analysis and security assessments that document the results of the assessment for use and review;

•Overseeing and identifying any risk from cyber threats associated with any third-party service provider;

•Ensuring security controls are assessed for effectiveness, implemented correctly and operating as intended; and

•Continuously scanning for vulnerabilities and remedying vulnerabilities in accordance with the associated risk.

Cybersecurity is among the risks identified for Board-level oversight, with the Audit Committee of our Board of Directors responsible for overseeing our policies, practices, and assessments with respect to cybersecurity. Our Audit Committee and Board of Directors receive regular updates throughout the year on cybersecurity from our Finance, Risk and Sustainability (the “FRS”) Committee, which is tasked with risk management, data protection, and monitoring compliance with our cybersecurity policy and also responsible for assessing and managing material risks from cybersecurity threats. The FRS Committee is comprised of our Chief Financial Officer, Chief Legal Officer, Chief Operating Officer, Senior Vice President of IT, and VP of Corporate Development. Our cybersecurity risk management and strategy processes are led by our Senior Vice President of IT and our Chief Legal Officer, who collectively have extensive prior work experience and expertise over multiple decades developing and managing information security and cybersecurity strategy and programs and managing operational risk and incident response strategies.

Each member of our Board of Directors and Audit Committee also receives a quarterly report on cybersecurity matters and related risk exposures, and when the report is discussed during an Audit Committee meeting, the chair of the Audit Committee reports on related matters to our Board of Directors. Our Audit Committee also receives regular updates on our cybersecurity posture throughout the year, as appropriate.

Monitoring

In accordance with our cybersecurity policy, we have established a monitoring strategy and program which includes:

•Defined security metrics to be monitored;

•Performance of security control assessments on an ongoing basis;

•Engaging third party security consultants to, among other things, conduct periodic reviews of our cybersecurity program, which is overseen by the FRS Committee, for identifying any cybersecurity threats;

•Addressing results of both internal and third-party cybersecurity analyses and reporting security status to the executive team;

•Monitoring information systems to detect attacks and indicators of potential attacks; and

•Identification of unauthorized use of information system resources.

Data Protection

We have also implemented procedures set forth in our cybersecurity policy that secure sensitive data in our possession, which include:

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

Incident Management Plan

Our cybersecurity policy includes an incident management plan (“IMP”), which consists of the following processes:

•The development, documentation, review and testing of security procedures and incident management procedures, which are regularly re-assessed, updated and tested;

•The FRS Committee reviews any identified matters by assessment, verification and classification of incidents to determine affected stakeholders and appropriate parties for contact;

•The FRS Committee notifies the Board of Directors and the Audit Committee;

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

We have faced and continue to face cybersecurity risks in connection with the conduct of our business. Although we do not believe such risks have materially affected us, including our business strategy, results of operations or financial condition, to date, we have, from time to time, experienced threats to and breaches of our data and systems, including malware and computer virus attacks.

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

Item 3. Legal Proceedings

See Note 16. Commitments and Contingencies in Part II, Item 8. Financial Statements and Supplementary Data for a description of our material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not Applicable.

Information About Our Executive Officers
The executive officers of the Company as of the date of this filing are as follows:

Name	Age	Principal Occupation During the Past Five Years
Christopher Hayes(1)	51
Chief Executive Officer and President of the Company since April 2024, and a director of the Company since December 2020. From January 2023 to April 2024, Mr. Hayes served as the Chair of the Board of the Company. From August 2019 until December 2020, Mr. Hayes served as a member of the Board of the Company’s predecessor, XL Hybrids Inc. From August 2016 to January 2017, Mr. Hayes served as the Senior Vice President of Edison Energy, LLC, an indirect subsidiary of Edison International, a publicly traded energy and power markets company, following Edison’s acquisition of Altenex, a renewable energy procurement company co-founded by Mr. Hayes in 2011. Most recently, Mr. Hayes served as managing partner and director of Alturus, a sustainable infrastructure investment company he co-founded in 2018. The Board believes that Mr. Hayes’ knowledge of our business as its CEO allows him to provide important insights to the Board on the Company, its business, and its potential strategic priorities.

Sarah Weber Wells	47
Chief Financial Officer and Head of Sustainability of the Company since May 2023. Prior thereto, Senior Vice President, Finance and Accounting of the Company since February 2022; prior thereto Chief Financial Officer of Spruce Holding Company 1 LLC, Spruce Holding Company 2 LLC and Spruce Holding Company 3 LLC, which were acquired by the Company on September 9, 2022 (collectively, “Spruce Power”). Prior to joining Spruce Power, Finance Manager of Cornerstone Building Brands, a building products manufacturer, from November 2013 to November 2018.

Jonathan M. Norling	56
Chief Legal Officer of the Company since February 2023; prior thereto General Counsel of Spruce Power from January 2019 to February 2023, Deputy General Counsel of Spruce Power from January 2018 to January 2019, and Interim General Counsel of Spruce Power from July 2017 to January 2018.

1.Christopher Hayes, who served as Chair of the Board in fiscal year 2023 became President and Chief Executive Officer as of April 12, 2024, replacing Christian Fong who served as Chief Executive Officer from February 1, 2023 until April 12, 2024.

Part II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently listed on the NYSE under the symbol “SPRU.”

Holders

As of March 24, 2025, there were approximately 49 holders of record of our common stock. This figure does not include shareholders whose certificates are held in the name of their broker-dealers or other nominees.
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
Issuer Purchases of Equity Securities
In May 2023, our Board of Directors approved a share repurchase program for the repurchase of up to $50.0 million of our outstanding common stock through May 15, 2025 (the “Repurchase Program”). The Repurchase Program authorizes the Company to effect repurchases through open market transactions, privately negotiated transactions, Rule 10b5-1 trading plans and/or Rule 10b-18 trading plans, and other means. We are not obligated to repurchase any specific number of shares or dollar amount and may discontinue the Repurchase Program at any time. The timing, number, and purchase price of share repurchases, if any, will be determined by the Company’s management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, and other alternatives available to the Company.
The following table provides information with respect to shares of our common stock we repurchased under the Repurchase Program during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in '000s)
October 1 - October 31, 2024	—	$—	—	$44,694
November 1 - November 30, 2024	—	$—	—	$44,694
December 1 - December 31, 2024	291,558	$2.91	291,558	$43,847
	291,558		291,558

(1) The Repurchase Program was approved by our Board of Directors in May 2023 and authorizes the repurchase of up to $50.0 million of our outstanding common stock through May 15, 2025.
The IRA introduced a 1% excise tax on all stock repurchases effective January 2023. In relation to the Repurchase Program, this excise tax had no material impact on our financial position, results of operations or cash flows as of and for the years ended December 31, 2024 and 2023.
Future share repurchases under our Repurchase Program are subject to the business judgment of our Board of Directors or Management, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, current economic environment and other factors considered relevant. As of December 31, 2024, we had approximately $43.8 million available under the Repurchase Program. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Annual Report on Form 10-K for additional information on our share repurchases.
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

Company Overview
We are a leading owner and operator of distributed solar energy assets across the U.S., offering subscription-based services to approximately 85,000 home solar assets and customer contracts, making renewable energy more accessible to everyone. We offer asset management and operating and maintenance services, and are contracted to service approximately 60,000 systems owned by third parties, as well as to our Portfolio, through our Spruce Pro servicing platform. Refer to Item 1, “Business” within this Annual Report for additional information on our corporate history and background.
Subsequent to the acquisition of Legacy Spruce Power, we performed an evaluation of personnel and processes of various corporate functions to optimize our future corporate structure and implemented certain restructuring actions. As a result of exiting the Drivetrain business and the restructuring actions, we recognized severance charges of approximately $0.7 million during the year ended December 31, 2023, all of which were paid in 2023. These severance charges are included in selling, general and administrative expenses within our consolidated statements of operations for the year ended December 31, 2023. There were no severance costs associated with restructuring charges during the year ended December 31, 2024.
Operating Highlights
For the years ended December 31, 2024 and 2023, our revenues totaled $82.1 million and $79.9 million, respectively, while our net loss attributable to stockholders was $70.5 million and $65.8 million, respectively. Our 2024 financial performance was significantly impacted by fluctuations in the value of our hedging portfolio, impairment of our goodwill, variations in our operations and maintenance costs, and legal settlements during fiscal year 2024 and, due to the completion of the NJR Acquisition in November 2024, our fiscal year 2024 financial performance does not reflect the full incremental impact of this acquisition on our financial results. See the section titled “Results of Operations” in this Annual Report on Form 10-K for more information on our operating results for the years ended December 31, 2024 and 2023.
We focus on three core pillars in our operations:
•Ensure an industry leading customer experience. For the year ended December 31, 2024, our customer satisfaction score improved to 83% compared to 74% for the year ended December 31, 2023.
•Deliver operational excellence in our clean energy portfolio for customers and communities. Combined portfolio generation was approximately 515 thousand MWh of power for the year ended December 31, 2024 compared to 417 thousand MWh of power for the year ended December 31, 2023.
•Execute on our growth and capital strategies. As of December 31, 2024, we owned cash flows from approximately 85,000 home solar assets and customer contracts across 18 U.S. states with an average remaining contract life of approximately 11 years compared to approximately 75,000 home solar assets and customer contracts with an average remaining contract life of approximately 12 years as of December 31, 2023.
Certain information above constitutes key operating metrics that we use to evaluate our operations, measure our performance and identify trends in our business. Some of our key operating metrics are estimates that are based on our management’s beliefs and assumptions and on information currently available to management. Although we believe we have a reasonable basis for each of these estimates, we caution that these estimates are based on a combination of assumptions that may prove to be inaccurate over time, and any inaccuracies could be material to our actual results when compared to our calculations. See the section titled “Risk Factors” in this Annual Report on Form 10-K for more information. Furthermore, other companies may calculate these operating metrics differently than we do now or in the future, which would reduce their usefulness as a comparative measure.
Recent Developments

Capital Investments, Acquisitions and Divestitures

In January 2023, we completed the sale of our legacy operations, including the Drivetrain and XL Grid businesses, each for an immaterial amount. Both businesses are presented as discontinued operations within our consolidated financial statements.

In March 2023, we completed the acquisition of all the issued and outstanding interests of SEMTH to acquire the rights of the SEMTH Master Lease. Total consideration for the SEMTH Acquisition included approximately $23.0 million of cash, net of cash received, and the assumption of $125.0 million of outstanding senior indebtedness (the “SP4 Facility”) held by SEMTH at the close of the acquisition.

In August 2023, we completed the Tredegar Acquisition acquiring 2,400 home solar assets and contracts for approximately $20.9 million. The Tredegar Acquisition was funded by proceeds from the concurrent issuance of the SP2 Facility Amendment (defined below).

In November 2024, we completed the NJR Acquisition acquiring 9,800 solar energy systems for approximately $132.5 million, pursuant to an asset purchase agreement (the “APA”). The NJR Acquisition was funded by proceeds from the concurrent issuance of the SP5 Facility (defined below) and $22.7 million of our cash. Under the APA, we may be obligated to acquire approximately 200 additional solar energy systems, subject to those systems having achieved operational milestones. Assuming those milestones are achieved, the aggregate purchase consideration payable with respect to these additional solar energy systems would be approximately $5.0 million pursuant to the APA. Subsequently, in 2025, the Company has acquired 83 of these additional solar energy systems, in the aggregate, for approximately $1.5 million in cash. We are unable to anticipate the ultimate outcome of these additional solar energy systems that we may be obligated to acquire.

SP2 Facility Amendment

In August 2023, we entered into a second amendment to our existing non-recourse credit agreement with SVB (the “SP2 Facility Amendment”), resulting in incremental term loans of approximately $21.4 million, of which proceeds were primarily used to fund the Tredegar Acquisition. In addition, we entered into an interest rate swap agreement to hedge the floating rate of the incremental SP2 Facility term loans, which included a notional amount of $17.6 million, a fixed rate of 4.24%, and a maturity date of January 31, 2032.
SET Facility and SP4 Facility
In June 2024, we entered into a non-recourse credit agreement with Barings GPSF LLC (the “SET Facility”), which provided a fixed interest term loan of $130.0 million. We used the proceeds from the SET Facility to fully repay the outstanding balance on the SP4 Facility of $125.0 million. In connection with the repayment of the SP4 Facility, we settled the related interest rate swap contracts.

SP5 Facility

In November 2024, we entered into a non-recourse credit agreement with Banco Santander, S.A., New York (the “SP5 Facility”), which provided a term loan of approximately $109.8 million, of which proceeds were used to partially fund the NJR Acquisition described above. In addition, we entered into an interest rate swap agreement to hedge the floating rate of the SP5 Facility, which included a notional amount of $87.9 million, a fixed rate of 3.98%, and a maturity date of May 17, 2033.

Common Share Repurchase Program

In May 2023, our Board of Directors approved the Repurchase Program for the repurchase of up to $50.0 million of our outstanding common stock through May 15, 2025. The Repurchase Program authorizes the Company to effect repurchases through open market transactions, privately negotiated transactions, Rule 10b5-1 trading plans and/or Rule 10b-18 trading plans, and other means. We are not obligated to repurchase any specific number of shares or dollar amount and may discontinue the Repurchase Program at any time. The timing, number and purchase price of share repurchases, if any, will be determined by the Company’s management in its discretion and will depend on a number of factors, including the market price of shares, general market and economic conditions, and other alternatives available to the Company. During the years ended December 31, 2024 and 2023, we repurchased 0.3 million and 0.8 million shares, respectively, of common stock under the Repurchase Program, for a total purchase price of $0.9 million and $5.4 million, respectively, inclusive of transaction costs.

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

Reportable Segments

Segment reporting is based on the management approach, following the method Management organizes our reportable segments for which separate financial information is made available to and evaluated regularly by our chief operating decision maker (“CODM”) in allocating resources and in assessing performance. Our CODM is our Chief Executive Officer. Our CODM does not evaluate operating segments using segment asset information. As of December 31, 2024, we have one reportable segment, which constitutes selling electricity to homeowners and providing related services to the homeowners, as well as to third-party owners.

Key Factors Affecting Operating Results

We are a leading owner and operator of distributed solar energy assets across the U.S., offering subscription-based services to owners of home solar assets and customer contracts. Additionally, we provide servicing functions for our assets and customers, as well as for other institutional owners of home solar energy systems. Our operating results and ability to grow our business over time could be impacted by certain factors and trends that affect our industry, as well as elements of our strategy, including the following factors, as well as the risk factors and other factors set forth under “Risk Factors” or elsewhere in this Annual Report on Form 10-K:

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

Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023

The results of operations related to our Drivetrain and XL Grid businesses, which were determined to be discontinued operations in the fourth quarter of 2022, are presented as net loss from discontinued operations in our consolidated statements of operations.
Information with respect to the consolidated statements of operations for the years ended December 31, 2024 and 2023 are presented below:

	Years Ended December 31,
	2024	2023	$ Change	% Change
(in thousands, except per share amounts)
Revenues	$82,107	$79,859	$2,248	3%
Operating expenses:
Cost of revenues - solar energy systems depreciation	23,377	23,823	(446)	(2)%
Cost of revenues - operations and maintenance	16,597	13,990	2,607	19%
Selling, general and administrative expenses	58,889	56,122	2,767	5%
Litigation settlements, net	7,384	27,465	(20,081)	(73)%
Gain on asset disposal	(2,504)	(4,724)	2,220	(47)%
Impairment of goodwill	28,757	—	28,757	100%
Total operating expenses	132,500	116,676	15,824	14%
Loss from operations	(50,393)	(36,817)	(13,576)	37%
Other (income) expense:
Interest income	(22,758)	(19,534)	(3,224)	17%
Interest expense, net	40,232	41,936	(1,704)	(4)%
Other expense, net	2,211	3,268	(1,057)	(32)%
Net loss from continuing operations	(70,078)	(62,487)	(7,591)	12%
Net income (loss) from discontinued operations	25	(4,123)	4,148	(101)%
Net loss	(70,053)	(66,610)	(3,443)	5%
Less: Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	436	(779)	1,215	(156)%
Net loss attributable to stockholders	$(70,489)	$(65,831)	$(4,658)	7%
Revenues
Revenues increased by $2.2 million, or 3%, to $82.1 million in 2024 as compared to 2023. The increase was primarily due to increased PPA revenues of $2.4 million due to a full year in 2024 reflecting the Tredegar Acquisition, which was completed in August 2023. Revenues related to our Drivetrain and XL Grid operations are included in net loss from discontinued operations.

Cost of Revenues — Solar Energy Systems Depreciation

Cost of revenues - solar energy systems depreciation decreased by $0.4 million, or 2%, to $23.4 million in 2024 as compared to 2023. The decrease in cost of revenue - solar energy systems depreciation was primarily due to the finalization of purchase price accounting in 2023, offset by incremental depreciation related to the NJR Acquisition in 2024.
Cost of Revenues — Operations and Maintenance

Cost of revenues - operations and maintenance increased by $2.6 million, or 19%, to $16.6 million in 2024 as compared to 2023. The increase in cost of revenue - operations and maintenance was primarily due to increased operations and maintenance costs related to third party services. Cost of revenues - operations and maintenance related to our Drivetrain and XL Grid operations are included in net loss from discontinued operations.
Selling, General and Administrative
Selling, general and administrative expenses increased by $2.8 million, or 5%, to $58.9 million in 2024. The increase was primarily due to increased compensation expenses in 2024 relating to higher headcount and one-time severance costs of $1.9 million recognized upon separation of our former President and Chief Executive Officer from us effective April 12, 2024, partially offset by decreases in professional service costs. Selling, general and administrative expenses related to our Drivetrain and XL Grid businesses are included in net loss from discontinued operations.
Litigation Settlements, Net

Litigation settlements, net decreased by $20.1 million, or 73%, to $7.4 million in 2024. The decrease related to costs incurred in 2023 associated with settlements of the SEC inquiry, shareholder lawsuits, and other Legacy XL legal matters, partially offset by additional settlement costs, net of related insurance recoveries from third parties, associated with various settled and ongoing legal proceedings in 2024. See Note 16. Commitments and Contingencies in Part II, Item 8. Financial Statements and Supplementary Data for a description of our material pending legal proceedings.
Impairment of Goodwill

Impairment of goodwill increased by $28.8 million, or 100%, to $28.8 million in 2024 due to the full impairment of our goodwill during the third quarter of 2024 resulting from a continuous decline in our stock price and market capitalization.
Interest Income
Interest income of $22.8 million in 2024 relates to $16.8 million of interest income from the SEMTH Master Lease and $6.0 million of interest earned on investments in U.S. Treasury securities. In comparison, interest income of $19.5 million for 2023 relates to $11.5 million of interest income from the SEMTH Master Lease and $8.0 million of interest earned on investments in U.S. Treasury securities. The SEMTH assets were acquired in March 2023, and as such, earned interest income for a full year in 2024.
Interest Expense, Net
Interest expense, net of $40.2 million for 2024 primarily relates to (i) $52.2 million of interest expense related to the principal amounts of our outstanding non-recourse debt and (ii) $6.0 million related to the amortization of debt discount and deferred financing costs, both partially offset by $18.0 million of net realized gains from settlements of our interest rate swaps.
In comparison, interest expense, net of $41.9 million for 2023 primarily related to (i) $49.6 million of interest expense related to the principal amounts of our debt instruments and (ii) $5.9 million related to the amortization of debt discount and deferred financing costs, both partially offset by $13.7 million of net realized gains from settlements of our interest rate swaps.
Interest expense related to the principal amounts of our outstanding non-recourse debt increased in 2024 as compared to 2023 primarily due to new debt entered into as part of the NJR Acquisition in November 2024. See Note 8. Non-Recourse Debt in Part II, Item 8. Financial Statements and Supplementary Data for further information on our debt. Interest expense, net is also impacted by the fluctuations in the settlements of our interest rate swaps, which we use to convert variable rates on our non-recourse debt into fixed recourse obligations and are subject to interest-rate risk. See Note 9. Interest Rate Swaps in Part II, Item 8. Financial Statements and Supplementary Data for further information on our interest rate swaps.

Other Expense, Net
Other expense, net of $2.2 million for 2024 consists of $2.7 million of unrealized losses from the change in fair value of interest rate swaps, partially offset by $0.5 million of other income, net, while other expense, net of $3.3 million for 2023 primarily consisted of $4.8 million of unrealized losses from the change in fair value of interest rate swaps, partially offset by $1.3 million of other income, net and $0.2 million of change in fair value of warrant liabilities.
Liquidity and Capital Resources
As of December 31, 2024, we had working capital of $76.9 million, including cash and cash equivalents and restricted cash of $109.1 million. We had net losses attributable to stockholders of $70.5 million and $65.8 million for the years ended December 31, 2024 and 2023, respectively.
Our principal sources of liquidity include cash and cash equivalents and cash flows from operations. We receive cash from certain of our wholly-owned subsidiaries specifically related to the portfolio servicing fees provided for under the relevant servicing agreements between us and the subsidiaries, as well as reimbursement for any expenses we pay on behalf of those subsidiaries, which are allowed under certain agreements related to those subsidiaries. Our cash requirements depend on many factors, including the execution of our business strategy. We may be required to utilize our cash to support certain current and future operations of our wholly owned subsidiaries. We remain focused on carefully managing costs, including capital expenditures, maintaining a strong balance sheet, and ensuring adequate liquidity. Our primary cash needs are debt servicing, acquisition of solar energy portfolios, operating expenses, and working capital to support the growth in our business. Working capital is impacted by the timing and extent of our business needs. See below discussions under “Cash Flows Summary” for the impact of our operations and M&A transactions on our cash balances during the years ended December 31, 2024 and 2023.
As of December 31, 2024, our debt balance was $705.3 million, net of $21.9 million of unamortized fair value adjustment and $3.3 million of unamortized deferred financing costs, all of which is non-recourse project-level debt. Our debt consists of four senior debt facilities and two subordinate facilities, of which the earliest maturity date is April 2026. For additional information on our debt, refer to Note 8. Non-Recourse Debt included within the accompanying audited consolidated financial statements.
Based on our current liquidity, we believe that our current cash and cash equivalents, together with the future cash generated from our operations, will be sufficient to satisfy the cash requirements of our current operations for the next 12 months. We continually evaluate our cash needs to raise additional funds or seek alternative sources to invest in growth opportunities and other purposes. We expect that we will continue to be dependent on financing from outside parties to complete future acquisitions, and we may invest our own cash in such future acquisitions. If financing is not available to us on acceptable terms if and when needed, we may not be able to achieve further growth or complete identified acquisition opportunities.
Cash Flows Summary
Presented below is a summary of our operating, investing and financing cash flows:

	Years Ended December 31,
(Amounts in thousands)	2024	2023
Net cash provided by (used in)
Continuing operating activities	$(41,686)	$(31,714)
Discontinued operating activities	(125)	(1,947)
Continuing investing activities	(101,412)	(17,060)
Discontinued investing activities	—	325
Continuing financing activities	79,349	(16,807)
Discontinued financing activities	81	—
Net change in cash and cash equivalents and restricted cash	$(63,793)	$(67,203)

Cash Flows Used in Operating Activities
Operating cash inflows include cash from the sale of solar energy power generated by our home solar energy systems and the servicing of long-term agreements for other institutional owners of home solar energy systems. These operating cash inflows are primarily offset by operating expenses, operating lease payments and interest payments on our outstanding debt. The related cash flows for Drivetrain and XL Grid businesses are reflected as discontinued operating activities for the years presented.
The net cash used in continuing operating activities in 2024 was $41.7 million and consists of our corporate costs and certain other costs that were not allocated to our discontinued operations. Cash used in continuing operations increased in 2024 compared to 2023 by $10.0 million primarily due to increases in operations and maintenance costs and compensation expenses in 2024 relating to higher headcount and one-time severance costs discussed above.
The net cash used in continuing operating activities in 2023 was $31.7 million, which primarily consisted of normal operating expenses, decreased stock-based compensation expenses and change in fair value of derivative instruments, offset primarily by increases in depreciation expense, accrued expenses and other current liabilities and interest income related to the SEMTH Master Lease.
Cash Flows Used in Investing Activities
The net cash used in continuing investing activities in 2024 was $101.4 million, which primarily relates to $132.8 million of net cash paid for the NJR Acquisition in 2024, partially offset by $25.6 million of proceeds from our investments under the SEMTH Master Lease, and $6.1 million of proceeds from the sale of certain solar energy systems.
The net cash used in continuing investing activities in 2023 was $17.1 million, which primarily related to $43.1 million of aggregate cash net cash paid for acquisitions during 2023, consisting of $23.0 million for the SEMTH Acquisition and $20.1 million, net for the Tredegar Acquisition, partially offset by $20.2 million of proceeds from our investments under the SEMTH Master Lease, and $6.3 million of proceeds from the sale of solar energy systems.
Cash Flows Provided by (Used in) Financing Activities
The net cash provided by continuing financing activities in 2024 was $79.3 million, which primarily relates to $155.9 million for the repayment of non-recourse long-term debt, including the full repayment of $125.0 million for the SP4 Facility, and $3.4 million of payments for related deferred financing costs, both offset by $239.8 million of proceeds from the issuance of non-recourse long-term debt under the SET and SP5 Facilities in 2024.
The net cash used in continuing financing activities in 2023 was $16.8 million, which primarily related to $32.8 million for the repayment of long-term debt and $5.4 million of shares repurchased under our Repurchase Program, partially offset by $21.4 million of proceeds from the issuance of long-term debt under the SP2 Facility Amendment to fund the Tredegar Acquisition.
Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. Preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our most critical accounting policies and estimates are those most important to the portrayal of its financial condition and results of operations and which require us to make its most difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Although Management believes that its estimates and assumptions are reasonable, they are based on information available when they are made and, therefore, may differ from estimates made under different assumptions or conditions. We have identified the following as the most critical accounting policies and judgments.

Our significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies, included in accompanying audited consolidated financial statements, and should be reviewed in connection with the following discussion of accounting policies that require difficult, subjective and complex judgments.
Acquisitions
All acquisitions, regardless of whether a business combination or asset acquisition, are evaluated to determine whether the acquired entity is a variable interest entity (“VIE”), including an evaluation of whether there is sufficient equity at risk.

Business combinations are accounted for using the acquisition method of accounting. The purchase price of a business combination is measured at the estimated fair value of the assets acquired, equity instruments issued and liabilities assumed at the acquisition date. Any noncontrolling interests acquired are also initially measured at fair value. Costs that are directly attributable to the acquisition are expensed as incurred to selling, general and administrative expense. Goodwill is recognized if the aggregate fair value of the total purchase consideration and the noncontrolling interests is in excess of the aggregate fair value of the assets acquired and liabilities assumed.

Asset acquisitions are measured based on the cost to us, including transaction costs. Asset acquisition costs, or the consideration transferred, are assumed to be equal to the fair value of the net assets acquired. If the consideration transferred is cash, measurement is based on the amount of cash paid to the seller, as well as transaction costs incurred. Consideration given in the form of non-monetary assets, liabilities incurred or equity instruments issued is measured based on either the cost to us or the fair value of the assets or net assets acquired, whichever is more clearly evident. The cost of an asset acquisition is allocated to the assets acquired based on their estimated fair values. Goodwill is not recognized in an asset acquisition. We concluded that the SEMTH, Tredegar and NJR Acquisitions do not individually meet the definition of a business or variable interest entity.

The fair values of the assets acquired and liabilities assumed are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. Significant estimates include, but are not limited to, discount rates and forecasted cash flows. These estimates are inherently uncertain and unpredictable.
Revenue Recognition
Our revenue is derived from our home solar energy Portfolio and servicing platform, which primarily generates revenue through the sale to homeowners of power generated by the home solar energy systems pursuant to long-term agreements. Pursuant to Accounting Standards Codification (“ASC”) 606 defined below, we have elected the “right to invoice” practical expedient, and revenues for the performance obligations related to energy generation and servicing revenue are recognized as services are rendered based upon the underlying contractual arrangements. Previously, we also derived revenue from the Drivetrain operations which generated revenue from the sales of hybrid electric powertrain systems, and the XL Grid operations which generated revenues through turnkey energy efficiency, renewable technology and other energy solutions. As of and for the years ended December 31, 2024 and 2023, the Drivetrain business and XL Grid business are reported as discontinued operations.
Energy generation
Customers purchase solar energy from us under PPAs or SLAs, both defined above. Revenue is recognized from contracts with customers as performance obligations are satisfied at a transaction price reflecting an amount of consideration based upon an estimated rate of return which is expressed as the solar rate per kilowatt hour or a flat rate per month as defined in the customer contracts.
•PPA revenues - Under ASC 606, Revenue from Contracts with Customers (“ASC 606”) issued by the Financial Accounting Standards Board, PPA revenue is recognized when generated based upon the amount of electricity delivered as determined by remote monitoring equipment at solar rates specified under the PPAs.

•SLA revenues - We have SLAs, which do not meet the definition of a lease under ASC 842, Leases, and are accounted for as contracts with customers under ASC 606. Revenue is recognized on a straight-line basis over the contract term as the obligation to provide continuous access to the solar energy system is satisfied. The amount of revenue recognized may not equal customer cash payments due to the performance obligation being satisfied ahead of cash receipt or evenly as continuous access to the solar energy system has been provided. The differences between revenue recognition and cash payments received are reflected in deferred rent assets on the consolidated balance sheets. Certain SLAs contain provisions to provide customers a performance guarantee that each solar energy system will achieve certain specified minimum solar energy production output. If the solar energy system does not produce the guaranteed production amount, we are obligated to pay a performance guarantee calculated as the product of (a) the shortfall production amount and (b) guaranteed rate per kWh as defined in the SLA.

Solar renewable energy credit revenues

We enter into contracts with third parties to sell SRECs generated by the solar energy systems for fixed prices. Certain contracts that meet the definition of a derivative may be exempted as normal purchase or normal sales transactions (“NPNS”). NPNS are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Certain SREC contracts meet these requirements and are designated as NPNS contracts. Such SRECs are exempted from the derivative accounting and reporting requirements, and we recognize revenues in accordance with ASC 606. We recognize revenue for SRECs based on pricing predetermined within the respective contracts at a point in time when the SRECs are transferred. As SRECs can be sold separate from the actual electricity generated by the renewable-based generation source, we account for the SRECs it generates from its solar energy systems as governmental incentives and do not consider those SRECs output of the underlying solar energy systems. We classify these SRECs as inventory held until sold and delivered to third parties. As we did not incur costs to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of December 31, 2024 and December 31, 2023.

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
Impairment of long-lived assets
We review long-lived assets, such as property and equipment, and intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. We group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value. There were no long-lived asset impairment charges during the years ended December 31, 2024 and 2023.
Goodwill
Goodwill represents the excess of cost over the fair market value of net tangible and identifiable intangible assets of acquired businesses. Goodwill is not amortized but instead is annually tested for impairment, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired.
We perform our annual goodwill impairment assessment on October 1 of each fiscal year, or more frequently if events or circumstances arise which indicate that goodwill may be impaired. An assessment can be performed by first completing a qualitative assessment on our single reporting unit. We can also bypass the qualitative assessment in any period and proceed directly to the quantitative impairment test and then resume the qualitative assessment in any subsequent period. Qualitative indicators that may trigger the need for annual or interim quantitative impairment testing include, among other things, deterioration in macroeconomic conditions, declining financial performance, deterioration in the operational environment, or an expectation of selling or disposing of a portion of the reporting unit. Additionally, a significant change in business climate, a loss of a significant customer, increased competition, a sustained decrease in share price, or a decrease in estimated fair value below book value may trigger the need for interim impairment testing of goodwill. If we believe that, as a result of our qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative impairment test is required.
The quantitative test involves comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recorded as a reduction to goodwill with a corresponding charge to earnings in the period the goodwill is determined to be impaired. The income tax effect associated with an impairment of tax-deductible goodwill is also considered in the measurement of the goodwill impairment. Any goodwill impairment is limited to the total amount of goodwill. We evaluate the fair value of our reporting unit using the market and income approach. Under the market approach, we use multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”) or revenues of comparable guideline public companies by selecting a population of public companies with similar operations and attributes. Using this guideline public company data, a range of multiples of enterprise value to EBITDA or revenue is calculated. The income approach of computing fair value is based on the present value of the expected future economic benefits generated by the asset or business, such as cash flows or profits which will then be compared to its book value.

During the quarter ended September 30, 2024, we performed an assessment based on certain indicators that the carrying amount of our goodwill may be impaired due to a continuous decline in our stock price and market capitalization and performed a quantitative test using a market approach resulting in an impairment of goodwill during the period. We also performed a quantitative test using the income approach, as discussed above, which also resulted in such impairment. As a result, we recorded a goodwill impairment charge of $28.8 million, which fully impaired our goodwill, within the consolidated statements of operations for the year ended December 31, 2024. There was no goodwill impairment charge during the year ended December 31, 2023.
Valuation of deferred tax assets
We account for income taxes using the asset and liability method under which deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards. Deferred income taxes are provided for the temporary differences arising between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and net operating loss carry-forwards and credits. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which the differences are expected to be recovered or settled. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in the consolidated statements of operations in the period in which the enactment rate changes. The ultimate recovery of deferred tax assets is dependent upon the amount and timing of future taxable income and other factors such as the taxing jurisdiction in which the asset is to be recovered. Deferred tax assets are reduced through the establishment of a valuation allowance if, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.
A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. We have provided valuation allowances as of December 31, 2024 and 2023 aggregating $100.0 million and $74.9 million, respectively, against such assets based on our assessment of past operating results, estimates of future taxable income and the feasibility of tax planning strategies. Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in income taxes that could be material.

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

As of December 31, 2024 and 2023, our investments in Volta Solar Owner II, LLC and ORE F4 HoldCo, LLC (collectively, the “Funds”) were each determined to be a VIE upon investment. During the year ended December 31, 2023, we had investments in the Funds and Level Solar Fund IV LLC (collectively, the “Prior Funds”), which were individually determined to be VIEs upon investment. During 2023, we purchased 100% of the membership interests in Level Solar Fund IV LLC and it ceased being a VIE upon purchase.

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

The HLBV method is a balance sheet-focused approach. Under this method, a calculation is prepared at each reporting date to determine the amount that each member would receive if the entity were to liquidate all of its assets and distribute the resulting proceeds to its creditors and members based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is used to derive each member's share of the income or loss for the period. Factors used in the HLBV calculation include U.S. GAAP income (loss), taxable income (loss), capital contributions, ITCs, distributions and the stipulated targeted investor return specified in the subsidiaries' operating agreements. Changes in these factors could have a significant impact on the amounts that investors would receive upon a hypothetical liquidation. The use of the HLBV method to allocate income (loss) to the noncontrolling interest holders may create volatility in the consolidated statements of operations as the application of HLBV can drive changes in net income or loss attributable to noncontrolling interests from period to period. We classify certain noncontrolling interests with redemption features that are not solely within our control outside of permanent equity in the consolidated balance sheets. Redeemable noncontrolling interests are reported using the greater of the carrying value at each reporting date as determined by the HLBV method or the estimated redemption value at the end of each reporting period. Estimating the redemption value of the redeemable noncontrolling interests requires the use of significant assumptions and estimates, such as projected future cash flows. Subsequent to the purchase of 100% of the membership interests in Level Solar Fund IV in 2023, we had no redeemable noncontrolling interest as of December 31, 2023.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Spruce Power Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spruce Power Holding Corporation (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to evaluate revenue included the following, among others:

•We obtained the Company’s assessment regarding the application of ASC 606 for contracts related to energy generation, both the sale of solar energy and the rental of solar equipment, and solar renewable energy credits.

◦We evaluated the Company’s assessment of the application of ASC 606 for contracts related to energy generation, both the sale of solar energy and the rental of solar equipment, and solar renewable energy credits.
◦For certain types of revenue, we obtained management representations regarding the conclusion of when control transfers under ASC 606.

•We obtained the Company’s assessment of whether there have been significant changes in facts or circumstances that require a reassessment of the accounting treatment under ASC 606.
◦We evaluated the Company’s assessment of any significant changes in facts or circumstances, including the Company’s policy related to the collectability of consideration, under ASC 606.
◦We tested the mathematical accuracy of the impact to revenue of any significant changes under ASC 606.

•We performed procedures, including test of details and substantive analytical procedures, to test revenue recorded for energy generation, both the sale of solar energy and the rental of solar equipment, and solar renewable energy credits.

/s/ Deloitte & Touche LLP

Houston, TX
March 31, 2025

We have served as the Company's auditor since 2023.

Spruce Power Holding Corporation
Consolidated Balance Sheets

	As of December 31,
(In thousands, except share and per share amounts)	2024	2023
Assets
Current assets
Cash and cash equivalents	$72,802	$141,354
Restricted cash	36,346	31,587
Accounts receivable, net of allowance of $0.8 million and $1.7 million as of December 31, 2024 and 2023, respectively	15,010	9,188
Interest rate swap assets, current	6,258	11,333
Prepaid expenses and other current assets	6,014	9,879
Total current assets	136,430	203,341
Investment related to SEMTH master lease agreement	136,942	143,095
Property and equipment, net	589,014	484,406
Interest rate swap assets, non-current	18,414	16,550
Intangible assets, net	8,957	10,196
Deferred rent assets	3,717	2,454
Right-of-use assets, net	4,750	5,933
Goodwill	—	28,757
Other assets	255	257
Long-term assets of discontinued operations	—	32
Total assets	$898,479	$895,021
Liabilities, noncontrolling interests and stockholders’ equity
Current liabilities
Accounts payable	$987	$1,120
Non-recourse debt, current	28,310	27,914
Accrued expenses and other current liabilities	28,125	40,634
Deferred revenue, current	1,194	878
Lease liability, current	892	1,166
Current liabilities of discontinued operations	61	—
Total current liabilities	59,569	71,712
Non-recourse debt, non-current	677,021	590,866
Deferred revenue, non-current	2,790	1,858
Lease liability, non-current	4,848	5,731
Warrant liabilities	—	17
Unfavorable solar renewable energy agreements, net	4,134	6,108
Interest rate swap liabilities, non-current	385	843
Other long-term liabilities	3,540	3,047
Long-term liabilities of discontinued operations	40	170
Total liabilities	752,327	680,352
Commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock, $0.0001 par value; 350,000,000 shares authorized at December 31, 2024 and 2023; 19,403,262 and 18,311,054 shares issued and outstanding at December 31, 2024, respectively, and 19,093,186 and 18,292,536 issued and outstanding at December 31, 2023, respectively	2	2

Additional paid-in capital	478,366	475,654
Accumulated deficit	(328,377)	(257,888)
Treasury stock at cost, 1,092,208 shares and 800,650 at December 31, 2024 and 2023, respectively	(6,277)	(5,424)
Noncontrolling interests	2,438	2,325
Total stockholders’ equity	146,152	214,669
Total liabilities, noncontrolling interests and stockholders’ equity	$898,479	$895,021
See Notes to Consolidated Financial Statements.

Spruce Power Holding Corporation
Consolidated Statements of Operations

	Years Ended December 31,
(In thousands, except per share and share amounts)	2024	2023

Revenues	$82,107	$79,859
Operating expenses:
Cost of revenues - solar energy systems depreciation	23,377	23,823
Cost of revenues - operations and maintenance	16,597	13,990
Selling, general and administrative expenses	58,889	56,122
Litigation settlements, net	7,384	27,465
Gain on asset disposal	(2,504)	(4,724)
Impairment of goodwill	28,757	—
Total operating expenses	132,500	116,676
Loss from operations	(50,393)	(36,817)
Other (income) expense:
Interest income	(22,758)	(19,534)
Interest expense, net	40,232	41,936
Change in fair value of warrant liabilities	(17)	(239)
Change in fair value of interest rate swaps	2,753	4,816
Other income, net	(525)	(1,309)
Net loss from continuing operations	(70,078)	(62,487)
Net income (loss) from discontinued operations (including loss on disposal of $3,083 for the year ended December 31, 2023)	25	(4,123)
Net loss	(70,053)	(66,610)
Less: Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	436	(779)
Net loss attributable to stockholders	$(70,489)	$(65,831)
Net loss from continuing operations per share, basic and diluted	$(3.79)	$(3.40)
Net income (loss) from discontinued operations per share, basic and diluted	$—	$(0.22)
Net loss attributable to stockholders per share, basic and diluted	$(3.82)	$(3.58)
Weighted-average shares outstanding, basic and diluted	18,470,926	18,391,436

See Notes to Consolidated Financial Statements.

Spruce Power Holding Corporation
Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended December 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Non controlling Interests	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount			Shares	Amount
Balance at December 31, 2023	19,093,186	$2	$475,654	$(257,888)	800,650	$(5,424)	$2,325	$214,669
Issuance of restricted stock	310,076	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	291,558	(853)	—	(853)
Stock-based compensation expense, net	—	—	2,712	—	—	—	—	2,712
Net loss	—	—	—	(70,489)	—	—	436	(70,053)
Capital distributions to noncontrolling interests	—	—	—	—	—	—	(323)	(323)
Balance at December 31, 2024	19,403,262	$2	$478,366	$(328,377)	1,092,208	$(6,277)	$2,438	$146,152

		Year Ended December 31, 2023
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Non controlling Interests	Total Stockholders’ Equity
(In thousands, except share data)		Shares	Amount			Shares	Amount
Balance at December 31, 2022	$85	18,046,903	$2	$473,289	$(193,342)	—	$—	$8,942	$288,891
Exercise of stock options	—	489,436	—	1,004	—	—	—	—	1,004
Purchase accounting measurement period adjustments	240	—	—	(1,813)	—	—	—	(5,490)	(7,303)
Issuance of restricted stock	—	531,029	—	—	—	—	—	—	—
Issuance of common stock	—	25,818	—	150	—	—	—	—	150
Share repurchases	—	—	—	—	—	800,650	(5,424)	—	(5,424)
Cumulative-effect adjustment of ASC 326 adoption	—	—	—	—	1,285	—	—	—	1,285
Stock-based compensation expense, net	—	—	—	2,885	—	—	—	—	2,885
Buyout of redeemable noncontrolling interests	(55)	—	—	—	—	—	—	—	—
Capital distributions to noncontrolling interests	(134)	—	—	—	—	—	—	(345)	(345)
Equity related to buyout of redeemable noncontrolling interest	(139)	—	—	139	—	—	—	—	139
Net income (loss)	3	—	—	—	(65,831)	—	—	(782)	(66,613)
Balance at December 31, 2023	$—	19,093,186	$2	$475,654	$(257,888)	800,650	$(5,424)	$2,325	$214,669
See Notes to Consolidated Financial Statements.

Spruce Power Holding Corporation
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2024	2023

Operating activities:
Net loss	$(70,053)	$(66,610)
Add back: Net (income) loss from discontinued operations	(25)	4,123
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation, net	2,712	2,885
Bad debt expense	1,386	1,841
Amortization of deferred revenue	(1,193)	(91)
Depreciation and amortization expense	21,284	21,586
Impairment of goodwill	28,757	—
Accretion expense	236	300
Change in fair value of interest rate swaps	2,753	4,816
Change in fair value of warrant liabilities	(17)	(239)
Interest income related to SEMTH master lease agreement	(16,823)	(11,486)
Gain on disposal of assets	(2,504)	(4,724)
Change in operating right-of-use assets	26	120
Amortization of debt discount and deferred financing costs	6,026	5,863
Changes in operating assets and liabilities:
Accounts receivable, net	(3,490)	85
Deferred rent assets	(1,263)	(828)
Prepaid expenses and other current assets	3,707	(2,390)
Other assets	2	126
Accounts payable	(133)	(1,784)
Accrued expenses and other current liabilities	(15,571)	13,624
Other long-term liabilities	(9)	5
Deferred revenue	2,506	1,064
Net cash used in continuing operating activities	(41,686)	(31,714)
Net cash used in discontinued operating activities	(125)	(1,947)
Net cash used in operating activities	(41,811)	(33,661)
Investing activities:
Proceeds from sale of solar energy systems	6,091	6,297
Proceeds from investment related to SEMTH master lease agreement	25,614	20,239
Cash paid for acquisitions, net of cash acquired	(132,763)	(43,097)
Purchases of other property and equipment	(354)	(499)
Net cash used in continuing investing activities	(101,412)	(17,060)
Net cash provided by discontinued investing activities	—	325
Net cash used in investing activities	(101,412)	(16,735)
Financing activities:
Proceeds from issuance of non-recourse debt	239,842	21,396
Payment of deferred financing costs	(3,374)	(391)
Repayments of non-recourse debt	(155,943)	(32,843)
Repayments under financing leases	—	(165)

Proceeds from issuance of common stock	—	150
Proceeds from exercise of stock options	—	1,004
Share repurchases	(853)	(5,424)
Capital distributions to redeemable noncontrolling interests and noncontrolling interests	(323)	(479)
Buyout of redeemable non-controlling interest	—	(55)
Net cash provided by (used in) continuing financing activities	79,349	(16,807)
Net cash provided by discontinued financing activities	81	—
Net cash provided by (used in) financing activities	79,430	(16,807)
Net change in cash and cash equivalents and restricted cash:	(63,793)	(67,203)
Cash and cash equivalents and restricted cash, beginning of period	172,941	240,144
Cash and cash equivalents and restricted cash, end of period	$109,148	$172,941
Supplemental disclosure of cash flow information:
Cash paid for interest	$35,060	$37,482
Supplemental disclosures of noncash investing and financing information:
Right-of-use assets obtained in exchange for lease liability	$—	$933
Settlement of operating lease liability	$—	$436
Settlement of finance lease liability	$—	$43

See Notes to Consolidated Financial Statements.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Note 1. Organization and Description of Business

Description of Business

Spruce Power Holding Corporation and its subsidiaries (“Spruce Power” or the “Company”) is a leading owner and operator of distributed solar energy assets across the United States (the “U.S.”), offering subscription-based services to approximately 85,000 home solar assets and customer contracts, making renewable energy more accessible to everyone. The Company is engaged in the ownership and maintenance of home solar energy systems for homeowners in the U.S.

The Company’s primary customers are homeowners and its core solar service offerings to these customers generate revenues primarily through (i) the sale of electricity generated by its home solar energy systems to homeowners pursuant to long-term Customer Agreements as defined below, which require the homeowners to make recurring monthly payments, (ii) third party contracts to sell solar renewable energy credits (“SRECs”) generated by the Company’s home solar energy systems for contracted prices, and (iii) the servicing of third-party owned solar energy systems through the Company’s Spruce Pro servicing platform, which is contracted to offer portfolio managed services to third party owners, as well as to the Company’s portfolio of home solar energy systems (the “Portfolio”). These portfolio managed services include (a) billing and collections/asset recovery, (b) account support services, (c) financial asset management, (d) homeowner support and servicing technology, (e) asset operations, and (f) transaction and execution services related to SRECs.

In addition to the Company’s core solar service offerings, the Company generates cash flows and earns interest income from customer contracts related to the SEMTH Master Lease, defined below.
The Company holds subsidiary fund companies, defined below as the Funds, that own and operate the Company’s portfolio of home solar energy systems, which are subject to solar lease agreements (“SLAs”) and power purchase agreements (“PPAs”, together with the SLAs, “Customer Agreements”) with residential customers who benefit from the production of electricity generated by the Company’s Portfolio, which may qualify for subsidies, renewable energy credits and other incentives as provided by various states and local agencies. These benefits have generally been retained by the Company's subsidiaries that own the systems, with the exception of the investment tax credit (“ITCs”) under Section 48 of the Internal Revenue Code, as amended, (the “IRC”), which were generally passed through to the various financing partners of the solar energy systems.
Corporate History and Discontinued Operations
Historically, as XL Fleet Corp. (“XL Fleet”), the Company provided fleet electrification solutions for commercial vehicles in North America, offering its systems for vehicle electrification (the “Drivetrain” business) and offering and installing charging stations to enable customers to develop charging infrastructure required for electrified vehicles (the “XL Grid” business). In early 2022, the Company performed a strategic review of its overall business operations, which resulted in (i) the sale of the Company’s Drivetrain and XL Grid businesses in January 2023, and (ii) the decision to pursue merger and acquisition (“M&A”) opportunities. On September 9, 2022, the Company acquired 100% of the membership interests of Spruce Holding Company 1 LLC, Spruce Holding Company 2 LLC, Spruce Holding Company 3 LLC and Spruce Manager LLC (collectively and together with their subsidiaries, “Legacy Spruce Power”) (See Note 3. Business Combinations), which was one of the largest privately held owner and operator of home solar energy systems in the U.S. at the time of the transaction. In November 2022, following the acquisition of Legacy Spruce Power, the Company changed its corporate name from “XL Fleet Corp.” to “Spruce Power Holding Corporation.” Additionally, the Company changed its ticker symbol from “XL” to “SPRU.”

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

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
In the first quarter of 2023, the Company completed the acquisition of all issued and outstanding interests in SS Holdings 2017, LLC and its subsidiaries (“SEMTH”) from certain funds managed by HPS Investment Partners, LLC, pursuant to a membership interest purchase and sale agreement as of that date (the “SEMTH Acquisition”). The SEMTH related asset includes a 20-year use rights to customer payment streams of approximately 22,500 customer contracts (the “SEMTH Master Lease”). Subsequently on August 18, 2023, the Company acquired approximately 2,400 home solar assets and customer contracts, with an average remaining contract life of approximately 11 years, from a publicly traded, regulated utility company (the “Tredegar Acquisition”).

In the fourth quarter of 2024, the Company completed the acquisition of a residential solar portfolio consisting of approximately 9,800 home solar assets and customer contracts, with an average remaining contract life of over 11 years, from a publicly traded energy services company (the “NJR Acquisition”).

With the completion of the NJR Acquisition, the Company has, in the aggregate, 14 portfolios of rooftop solar Customer Agreements. In the aggregate, as of December 31, 2024, the Company offered subscription-based services and owned the cash flows from approximately 85,000 home solar assets and customer contracts.
Note 2. Summary of Significant Accounting Policies
Basis of consolidated financial statement presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of its wholly owned subsidiaries and variable interest entities (“VIEs”), for which the Company was the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the Company’s presentation as of and for the year ended December 31, 2024 and such reclassifications had no effect on the Company’s previously reported financial position, results of operations, or cash flows.
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
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of income and expenses during the reporting period. The Company’s most significant estimates and judgments involve (i) deferred income taxes, (ii) warranty reserves, (iii) valuation of stock-based compensation, (iv) valuation of warrant liability, (v) the useful lives of certain assets and liabilities, (vi) the allowance for current expected credit losses, (vii) valuation of business combinations, including the fair values and useful lives of acquired assets and assumed liabilities, and the fair value of purchase consideration of asset acquisitions, and (viii) valuation of goodwill. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.
Variable interest entities

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
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

The Company’s initial investment in Level Solar Fund IV LLC (“Level Solar Fund IV”) and similar investments in the Funds as defined below (collectively, the “Prior Funds”) were each determined to be a VIE upon investment. During 2023, the Company purchased 100% of the membership interests in Level Solar Fund IV and it ceased being a VIE upon purchase and as of December 31, 2023. The Company’s initial investments in Volta Solar Owner II, LLC and ORE F4 HoldCo, LLC (collectively, the “Funds”) were determined to be VIEs and remained as such as of December 31, 2024 and 2023. See Note 14. Redeemable Noncontrolling Interests and Noncontrolling Interests.

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

The HLBV method is a balance sheet-focused approach. Under this method, a calculation is prepared at each reporting date to determine the amount that each member would receive if the entity were to liquidate all of its assets and distribute the resulting proceeds to its creditors and members based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is used to derive each member's share of the income or loss for the period. Factors used in the HLBV calculation include U.S. GAAP income (loss), taxable income (loss), capital contributions, ITCs, capital distributions and the stipulated targeted investor return specified in the subsidiaries' operating agreements. Changes in these factors could have a significant impact on the amounts that investors would receive upon a hypothetical liquidation.

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

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
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
Concentration of credit risks and revenue
Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. At times, the Company may hold cash balances at a single bank in excess of the Federal Deposit Insurance Corporation deposit insurance limit of $250,000. At December 31, 2024 and 2023, the Company had cash in excess of the federal deposit insurance limit. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as most of the balances are invested in treasury bills, which are government backed securities.
As of and for the year ended December 31, 2024 and 2023, the Company had no customers that represented at least 10% of the Company’s revenues or its accounts receivable balances.

Restricted cash

Restricted cash held at December 31, 2024 and 2023 of $36.3 million and $31.6 million, respectively, primarily consists of cash that is subject to restriction due to provisions in the Company's financing agreements and the operating agreements of the Funds. The carrying amount reported in the consolidated balance sheets for restricted cash approximates its fair value.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reflected on the consolidated balance sheets to the total amounts shown within the consolidated statements of cash flows for each year:

	As of December 31,
(Amounts in thousands)	2024	2023
Cash and cash equivalents	$72,802	$141,354
Restricted cash	36,346	31,587
Total cash, cash equivalents and restricted cash	$109,148	$172,941

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Accounts receivable, net
Accounts receivable primarily represent amounts due from the Company’s customers. Accounts receivable is recorded net of allowance for expected credit losses in accordance with the current expected credit losses standard, which is determined by the Company’s assessment of the collectability of customer accounts based on the best available data at the time of the assessment. Management reviews the allowance by considering factors such as historical experience, contractual term, aging category and current economic conditions that may affect customers. The following table presents the changes in the allowance for credit losses recorded against accounts receivable, net on the consolidated balance sheets:

	As of December 31,
(Amounts in thousands)	2024	2023
Balance at the beginning of the period	$1,693	$12,164
Impact of ASC 326 adoption	—	(1,285)
Write-off of uncollectible accounts	(2,322)	(11,447)
Provision recognized upon valuation of assets acquired	—	420
Provision for current expected credit losses	1,386	1,841
Balance at the end of the period	$757	$1,693
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

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Investment related to SEMTH master lease agreement and interest income
The Company accounts for its investment related to the SEMTH, as defined below, master lease agreement in accordance with Accounting Standards Codification (“ASC”) 325-40, Investments—Other—Beneficial Interests in Securitized Financial Assets. The Company recognizes accretable yield as interest income over the life of the related beneficial interest using the effective yield method, which is reflected within interest income in the consolidated statements of operations in the amount of $16.8 million and $11.5 million for the years ended December 31, 2024 and 2023, respectively. On a recurring basis, the Company evaluates changes in the cash flows expected to be collected from the cash flows previously projected, and when favorable or adverse changes are deemed other than temporary, the Company prospectively updates its expectation of cash flows to be collected and recalculates the amount of accretable yield for the related beneficial interest.
Favorable or adverse changes deemed other than temporary are accounted for as a change in estimate in conformity with ASC 250, Accounting Changes and Error Corrections, with the amount of periodic accretion adjusted over the remaining life of the master lease agreement. During the year ended December 31, 2024, the Company revised its estimated cash flows expected to be collected related to the SEMTH master lease agreement, and as a result, recognized additional accretable yield of $1.8 million within interest income in the consolidated statements of operations. The Company estimates approximately $3.0 million of additional interest income per year over the life of the related beneficial interest.
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
Intangible assets, net

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
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
Impairment of long-lived assets
The Company reviews long-lived assets, such as property and equipment and intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. The Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluates the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value. There were no long-lived asset impairment charges during the years ended December 31, 2024 and 2023.
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
Asset retirement obligations

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Asset retirement obligations (“ARO”) can arise from contractual or regulatory requirements to perform certain asset retirement activities at the time the solar energy systems are to be disposed. The Company recognizes AROs at the point an obligating event takes place. The liability is initially measured at fair value based on the present value of estimated removal costs and subsequently adjusted for changes in the underlying assumptions and accretion expense. The corresponding ARCs are considered retired when permanently taken out of service, such as, through a sale or disposal. The Company may revise the ARO based on actual experiences, changes in certain customer-specific estimates and other cost estimate changes. If there are changes in estimated future costs, those changes will be recorded as either a reduction or addition in the carrying amount of the remaining unamortized ARC and the ARO will either increase or decrease in depreciation and accretion expense amounts prospectively. Inherent in the calculation of the fair value of AROs are numerous assumptions and judgments, including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, and timing of settlement. The following is a roll forward of the Company’s ARO:

	Years Ended December 31,
(Amounts in thousands)	2024	2023
Balance at the beginning of the period	$3,033	$—
Additions	267	2,733
Accretion expense	236	300
Balance at the end of the period	$3,536	$3,033
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

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
The Company performs its annual goodwill impairment assessment on October 1 of each fiscal year, or more frequently if events or circumstances arise which indicate that goodwill may be impaired. An assessment can be performed by first completing a qualitative assessment of the Company’s single reporting unit. The Company can also bypass the qualitative assessment in any period and proceed directly to the quantitative impairment test and then resume the qualitative assessment in any subsequent period. Qualitative indicators that may trigger the need for annual or interim quantitative impairment testing include, among other things, deterioration in macroeconomic conditions, declining financial performance, deterioration in the operational environment, or an expectation of selling or disposing of a portion of the reporting unit. Additionally, a significant change in business climate, a loss of a significant customer, increased competition, a sustained decrease in share price, or a decrease in estimated fair value below book value may trigger the need for interim impairment testing of goodwill.
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

The Company evaluates the fair value of the Company’s reporting unit using the market and income approach. Under the market approach, the Company uses multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”) or revenues of the comparable guideline public companies by selecting a population of public companies with similar operations and attributes. Using this guideline public company data, a range of multiples of enterprise value to EBITDA or revenue is calculated. The income approach of computing fair value is based on the present value of the expected future economic benefits generated by the asset or business, such as cash flows or profits which will then be compared to its book value. During the year ended December 31, 2024, the Company recorded a charge of $28.8 million to fully impair its goodwill within the consolidated statements of operations. There was no goodwill impairment charge during the year ended December 31, 2023. See Note 12. Goodwill for further information on the Company’s determination relating to impairment of goodwill.
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

The Company accrued the estimated cost of product warranties for unclaimed charges based on historical experiences and expected results. Should product failure rates and material usage costs differ from these factors, estimated revisions to the estimated warranty liability will be required. The Company periodically assesses the adequacy of its recorded product warranty liabilities and adjusts the balances as required. Warranty expense is recorded as a component of discontinued operations in the consolidated statements of operations. With the Company’s exit from the Drivetrain business and the subsequent sale of World Energy, the Company will not enter into any additional warranty obligations and expects the existing warranty obligation to expire in 2025.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
The following is a roll forward of the Company’s accrued warranty liability:

	As of December 31,
(Amounts in thousands)	2024	2023
Balance at the beginning of the period	$602	$1,125
Transfer of inventory to servicers	—	(498)
Accrual related to World Energy	—	(25)
Warranty fulfillment charges	(386)	—
Balance at the end of the period	$216	$602

The Company’s warranty liability is included in accrued expenses and other current liabilities on the consolidated balance sheets.

Warrant liabilities

As of December 31, 2024, the Company had outstanding private warrants, which are related to the December 2020 merger and organization of legacy XL Hybrids Inc. to become XL Fleet. With the merger, the Company assumed private placement warrants to purchase 529,167 shares of common stock, with an exercise price of $92.00 per share (the “Private Warrants”). The Private Warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the Private Warrants met the definition of a derivative, they were measured at fair value at inception and at each reporting date with changes in fair value recognized in the consolidated statements of operations. The Private Warrants were valued using a Black-Scholes model, with significant inputs consisting of risk-free interest rate, remaining term, expected volatility, exercise price, and the Company’s stock price (See Note 11. Fair Value Measurements).

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

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
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

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, net, accounts payable, accrued expenses and other current liabilities, non-recourse debt, and interest rate swaps. The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other current liabilities approximates fair value due to the short-term nature of those instruments. See Note 11. Fair Value Measurements for additional information on assets and liabilities measured at fair value.
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

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company does not have a significant history of trading its common stock as it was not a public company until December 21, 2020, and as such expected volatility was estimated using historical volatilities of comparable public entities. The expected life of the awards is estimated based on a simplified method, which uses the average of the vesting term and the original contractual term of the award. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected life of the awards. The dividend yield assumption is based on history and expectation of paying no dividends. Forfeitures are accounted for as they occur.

Restricted Stock Units

Restricted stock units generally vest over the requisite service periods (vesting on a straight–line basis). The fair value of a restricted stock unit award is equal to the closing price of the Company’s common stock on the NYSE on the grant date. The Company accounts for the forfeiture of equity awards as they occur.
Revenues
The Company’s revenue is derived from its home solar energy portfolio and servicing platform, which primarily generates revenue through the sale to homeowners of power generated by the home solar energy systems pursuant to long-term agreements. Pursuant to ASC 606 defined below, the Company has elected the “right to invoice” practical expedient for PPA and servicing revenues, and revenues for the performance obligations related to energy generation and servicing revenue are recognized as services are rendered based upon the underlying contractual arrangements.
The following table presents the detail of the Company’s revenues as reflected within the consolidated statements of operations for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
(Amounts in thousands)	2024	2023
PPA revenues	$38,391	$36,360
SLA revenues	28,978	28,462
Solar renewable energy credit revenues	7,205	7,219
Government incentives	425	254
Servicing revenues	778	767
Intangibles amortization, unfavorable solar renewable energy agreements	3,097	3,593
Other revenue	3,233	3,204
Total	$82,107	$79,859
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

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
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

Solar renewable energy credit revenues

The Company enters into contracts with third parties to sell SRECs generated by the solar energy systems for fixed prices. Certain contracts that meet the definition of a derivative may be exempted as normal purchase or normal sales transactions (“NPNS”). NPNS are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Certain SREC contracts meet these requirements and are designated as NPNS contracts. Such SRECs are exempted from the derivative accounting and reporting requirements, and the Company recognizes revenues in accordance with ASC 606. The Company recognizes revenue for SRECs based on pricing predetermined within the respective contracts at a point in time when the SRECs are transferred. As SRECs can be sold separate from the actual electricity generated by the renewable-based generation source, the Company accounts for the SRECs it generates from its solar energy systems as governmental incentives and does not consider those SRECs output of the underlying solar energy systems. The Company classifies these SRECs as inventory held until sold and delivered to third parties. As the Company did not incur costs to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of December 31, 2024 and 2023.

Government incentives

The Company participates in residential solar investment programs, which offer a performance-based incentive (“PBI”) for certain of its solar energy systems that are associated with the programs (“eligible systems”). PBIs are accounted for under ASC 606 and are earned based upon the actual electricity produced by the eligible systems.

Servicing revenues

The Company earns operating and maintenance revenue from third-party solar fund customers at pre-determined rates for various operating and maintenance and asset management services as specified in Maintenance Service Agreements (“MSAs”). The MSAs contain multiple performance obligations, including routine maintenance, nonroutine maintenance, renewable energy certificate management, inventory management, delinquent account collections and customer account management.

Other revenue

Other revenue relates to revenue generating activities that do not fall into the Company’s primary revenue categories discussed above, including uniform commercial code revenues, other fees charged to the Company’s customers pursuant to the Company’s long-term Customer Agreements and servicing contracts, and other miscellaneous revenue and income.

Deferred revenue

Deferred revenue consists of amounts for which the criteria for revenue recognition have not yet been met and includes prepayments received for unfulfilled performance obligations that will be recognized on a straight-line basis over the remaining term of the respective customer agreements. Deferred revenue, in the aggregate, as of December 31, 2024 and 2023 was $4.0 million and $2.7 million, respectively. During the years ended December 31, 2024 and 2023, the Company recognized revenues of $0.2 million and $0.1 million related to deferred revenue as of December 31, 2023 and 2022, respectively.

Cost of revenues - solar energy systems depreciation

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements

Cost of revenues - solar energy systems depreciation consists of the depreciation expense relating to the solar energy systems.

Cost of revenues - operations and maintenance

Cost of revenues - operations and maintenance primarily consists of costs of third parties used to service the Company’s systems and any cost associated with meter swaps.

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
Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. For the years ended December 31, 2024 and 2023, there were no uncertain tax positions taken or expected to be taken in the Company’s tax returns.
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

There has historically been no federal or state provision for income taxes since the Company has historically incurred net operating losses and maintains a full valuation allowance against its net deferred tax assets. For the years ended December 31, 2024 and 2023, the Company recognized no provision for income taxes, consistent with its losses incurred and the valuation allowance against its deferred tax assets. As a result, the Company's effective income tax rate was 0% for the years ended December 31, 2024 and 2023.

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

Segment reporting

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Segment reporting is based on the management approach, following the method that management organizes the Company’s reportable segments for which separate financial information is made available to, and evaluated regularly by, the Company’s chief operating decision maker (“CODM”) in allocating resources and in assessing performance. The Company is organized and managed as a single operating and reportable segment, on a consolidated basis, which engages in the sole business of providing solar energy and related services to its customers, and as of December 31, 2024 and 2023, the Company had one operating and reportable segment. See Note 22. Segment Information for further information.
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
SEC Climate Disclosure Rule
In March 2024, the SEC issued final rules requiring public entities to disclose certain climate-related information in their registration statements and annual reports. The rules will be effective for non-accelerated filers and smaller reporting companies commencing with the fiscal year beginning on or after January 1, 2027. In April 2024, the SEC issued an administrative stay of the implementation of these rules, pending judicial review. In February 2025, the SEC issued a request that the U.S. Court of Appeals for the Eighth Circuit not schedule the case for oral argument in order to allow time for the SEC to determine next steps in light of certain changes. The Company is evaluating the impact of the final rules on its consolidated financial statements and related disclosures.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Recent Accounting Pronouncements Adopted
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures, (“ASU 2023-07”), which requires enhanced disclosures for reportable segments, primarily in relation to significant segment expenses, even in the event an entity has a single reportable segment in accordance with Topic 280. ASU 2023-07 was effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU as of December 31, 2024 and has retrospectively applied its requirements to all prior periods based on the significant segment expense categories identified and disclosed in its consolidated financial statements in the period of adoption. See Note 22. Segment Information.
Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires enhanced detailed disclosures about the types of expenses in commonly presented expense line items of entities. Subsequent to issuance of ASU 2024-03, the FASB issued ASU 2025-01 of the same topic to clarify the effective date of ASU 2024-03, stating that all public entities are required to adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company will adopt this ASU as of December 31, 2027 and will prospectively apply its requirements to expense disclosures presented in the notes to the consolidated financial statements in the period of adoption.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, (“ASU 2023-09”), which requires enhancements regarding the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. The Company will adopt this ASU as of December 31, 2025 and will prospectively apply its requirements to income tax disclosures presented in the notes to the consolidated financial statements in the period of adoption.
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

The Company’s evaluations of the facts and circumstances available as of the Acquisition Date, to assign fair values to assets acquired and liabilities assumed, remained ongoing subsequent to the Acquisition Date. As the Company completed further analysis of assets including solar systems, intangible assets, as well as noncontrolling interests and debt, additional information on the assets acquired and liabilities assumed became available. Changes in information related to the value of net assets acquired changed the amount of the purchase price initially assigned to goodwill, and as a result, the fair values set forth below were subject to adjustments as additional information was obtained and valuations completed. These provisional adjustments were recognized during the reporting period in which the adjustments were determined. The Company finalized its purchase price allocation as of September 8, 2023.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
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

Notes to Consolidated Financial Statements
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

Goodwill represents the excess of the purchase consideration over the estimated fair value of the net assets acquired. Goodwill is primarily attributable to the Company's ability to leverage and use its existing capital and access to capital markets along with Legacy Spruce Power's established operations and M&A capabilities to grow the Spruce Power business. See Note 12. Goodwill for further information on the Company’s determination relating to the Company’s impairment of goodwill.

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
The Company concluded that SEMTH does not meet the definition of a business or VIE. The purchase of SEMTH's future revenue has been accounted for as an acquisition of financial assets. Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair value. All fair value measurements of assets acquired and liabilities assumed were based on significant estimates and assumptions, including Level 3 (unobservable) inputs, which require judgment. Estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting risk inherent in future cash flows and future utility prices.
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

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
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
NJR Acquisition
On November 22, 2024, the Company acquired approximately 9,800 solar energy systems from the subsidiary of a publicly traded, regulated utility company for $132.5 million (the “NJR Acquisition”) pursuant to an asset purchase agreement (the “APA”). The solar energy systems acquired have an average remaining contract life of approximately 11 years. The NJR Acquisition was funded in part by the proceeds from the concurrent issuance of the SP5 Facility, as defined below (See Note 8. Non-Recourse Debt) and $22.7 million of the Company’s cash balances.
Under the APA, the Company may be obligated to acquire approximately 200 additional solar energy systems, subject to those systems having achieved operational milestones. Assuming those milestones are achieved, the aggregate purchase consideration payable with respect to these additional solar energy systems would be approximately $5.0 million pursuant to the APA, subject to adjustment thereof. Subsequently in 2025, the Company has acquired 83 of these additional solar energy systems, in the aggregate, for approximately $1.5 million in cash. The Company is unable to anticipate the ultimate outcome of these additional solar energy systems that it may be obligated to acquire.
The NJR Acquisition has been accounted for as an acquisition of assets, wherein the total consideration paid was allocated to the assets acquired and liabilities assumed based on their relative fair value. The Company’s determination of the fair value of assets acquired and liabilities assumed was based on an independent third-party valuation, which involved significant estimates and assumptions, including Level 3 (unobservable) inputs, using the income method approach to value long-lived assets. The Company engages third-party appraisal firms to assist in the fair value determination, however management is responsible for, and ultimately determines the fair value. The Company estimated the fair value of the NJR Acquisition to be approximately $132.5 million, inclusive of transaction costs of $0.3 million, all of which was allocated to the solar energy systems.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Note 5. Property and Equipment, Net
Property and equipment, net consisted of the following as of December 31, 2024 and 2023:

	As of December 31,
(Amounts in thousands)	2024	2023
Solar energy systems	$641,245	$513,526
Less: Accumulated depreciation	(52,817)	(29,594)
Solar energy systems, net	$588,428	$483,932

Equipment	$—	$157
Furniture and fixtures	551	461
Computers and related equipment	324	218
Software	—	8
Leasehold improvements	30	59
Gross other property and equipment	905	903
Less: Accumulated depreciation	(319)	(429)
Other property and equipment, net	$586	$474

Property and equipment, net	$589,014	$484,406
Depreciation expense related to solar energy systems is included within cost of revenues - solar energy systems depreciation within the consolidated statements of operations, and for the years ended December 31, 2024 and 2023 was $23.4 million and $23.8 million, respectively. Depreciation expense related to other property and equipment is included within selling, general and administrative expenses within the consolidated statements of operations, and for the years ended December 31, 2024 and 2023 was $0.2 million and $0.4 million, respectively.
Note 6. Intangible Assets, Net
The following table presents the detail of intangible assets, net as recorded in the consolidated balance sheets as of December 31, 2024 and 2023:

	As of December 31,
(Amounts in thousands)	2024	2023
Intangible assets:
Solar renewable energy agreements	$340	$340
Performance based incentives agreements	3,240	3,240
Trade name	8,400	8,400
Gross intangible assets	11,980	11,980
Less: Accumulated amortization	(3,023)	(1,784)
Intangible assets, net	$8,957	$10,196

Amortization of intangible assets for the year ended December 31, 2024 was $1.2 million, of which $0.5 million and $0.7 million were recorded within revenues and selling, general and administrative expenses, respectively. Amortization of intangible assets for the year ended December 31, 2023 was $1.8 million, of which $0.8 million and $1.0 million were recorded within revenues and selling, general and administrative expenses, respectively.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
As of December 31, 2024, expected amortization of intangible assets for each of the five succeeding fiscal years and thereafter is as follows:

As of December 31,
(Amounts in thousands)	2024
2025	$1,126
2026	1,122
2027	978
2028	878
2029	805
Thereafter	4,048
Total	$8,957
Note 7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of December 31, 2024 and 2023:

	As of December 31,
(Amounts in thousands)	2024	2023
Accrued interest	$8,454	$8,587
Professional fees	2,998	2,386
Accrued contingencies (See Note 16 Commitments and Contingencies)	6,859	21,300
Accrued compensation and related benefits	4,408	3,237
Accrued expenses, other	2,378	2,293
Accrued taxes, stock-based compensation	1,138	752
Accrued operating and maintenance	1,890	2,079
Accrued expenses and other current liabilities	$28,125	$40,634

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Note 8. Non-Recourse Debt

The following table provides a summary of the Company’s non-recourse debt as of December 31, 2024 and 2023:

		As of December 31,
(Amounts in thousands)	Due	2024	2023
SVB Credit Agreement, SP1 Facility (1)	April 2026	$196,240	$214,803
Second SVB Credit Agreement, SP2 Facility (1)	May 2027	78,018	85,231
KeyBank Credit Agreement, SP3 Facility (1)	November 2027	53,830	58,962
Second KeyBank Credit Agreement (1)	April 2030	162,691	162,725
Deutsche Bank Credit Agreement, SP4 Facility	August 2025	—	125,000
Barings GPSF Credit Agreement, SET Facility	April 2042	130,000	—
Banco Santander Credit Agreement, SP5 Facility	November 2027	109,842	—
Less: Unamortized fair value adjustment (1)		(21,948)	(27,600)
Less: Unamortized deferred financing costs		(3,342)	(341)
Total non-recourse debt		705,331	618,780
Less: Non-recourse debt, current		(28,310)	(27,914)
Non-recourse debt, non-current		$677,021	$590,866

(1) In connection with the acquisition of Legacy Spruce Power effective September 9, 2022, the Company assumed long-term debt instruments valued at approximately $507.2 million as of that date. In connection with accounting for the business combination, the Company adjusted the carrying value of this long-term debt to its fair value as of the Acquisition Date. This fair value adjustment resulted in a reduction of the carrying value of the debt by $35.2 million. This adjustment to fair value is being amortized to interest expense over the life of the related debt instruments using the effective interest method. Amortization expense for the fair value adjustment and deferred financing costs for the years ended December 31, 2024 and 2023 was $6.0 million and $5.9 million, respectively.

SVB Credit Agreement

The SVB Credit Agreement (the “SP 1 Facility”), executed with Silicon Valley Bank (“SVB”), a division of First-Citizens Bank & Trust Company, includes a debt service reserve letter of credit (the “SP 1 LC”) with related amounts outstanding of $15.6 million and $6.1 million as of December 31, 2024 and 2023, respectively. Amounts outstanding under the SP 1 LC bear interest of 2.38% per annum and unused amounts bear interest at 0.50% per annum. The term loans under the SP 1 Facility require quarterly principal payments, paid a month in arrears, with the remaining balance due in a single payment in April 2026 and bear interest at the Secured Overnight Financing Rate (the “SOFR”) plus the applicable margin. The applicable margin is 2.25% per annum for the first three years, 2.375% per annum from the third anniversary through the sixth anniversary and 2.5% per annum starting on the sixth anniversary. The effective interest rate on the SP 1 Facility was 7.16% and 7.96% as of December 31, 2024 and 2023, respectively.

The obligations of the Company under the SP 1 Facility are secured by substantially all of the assets and equity interest in certain of the Company’s subsidiaries. The SP 1 Facility requires the Company to be in compliance with various covenants, including debt service coverage ratios and as of December 31, 2024, the Company was in compliance with the required covenants under the SP 1 Facility.

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

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
On August 18, 2023, the Company entered into a second amendment to the SP2 Facility with SVB, which provided the Company (i) incremental term loans with a principal amount of approximately $21.4 million, of which proceeds were primarily used to fund the Tredegar Acquisition (See Note 4. Acquisition) and (ii) incremental letters of credit in the aggregate amount of approximately $2.7 million (collectively, the “SP2 Facility Amendment”). Excluding the aforementioned amounts, all other terms of the original SP2 Facility remain unchanged. The SP2 Facility Amendment was treated as a debt modification under ASC 470-50, Debt—Modifications and Extinguishments. The Company also incurred $0.4 million of deferred financing costs, which is being amortized to interest expense over the term of the loan. Related unamortized deferred financing costs were $0.9 million as of December 31, 2024.

Amounts outstanding under the SP 2 LC, as amended, were $6.0 million and $7.0 million as of December 31, 2024 and 2023, respectively. The effective interest rate on the SP 2 Facility was 7.25% and 8.04% as of December 31, 2024 and 2023, respectively. The obligations of the Company under the SP 2 Facility are secured by substantially all of the assets and equity interest in certain of the Company’s subsidiaries. The SP 2 Facility requires the Company to be in compliance with various covenants, including debt service coverage ratios, and as of December 31, 2024, the Company was in compliance with the required covenants under the SP 2 Facility.

Key Bank Credit Agreement

The Key Bank Credit Agreement (the “SP 3 Facility”), executed with KeyBank National Association, includes a debt service reserve letter of credit (the “SP 3 LC”) with related amounts outstanding of $4.1 million and $4.1 million as of December 31, 2024 and 2023, respectively. Amounts outstanding under the SP 3 LC bear interest of 3.00% per annum. The term loans under the SP 3 Facility require quarterly principal payments, mature in November 2027 and bear interest at the SOFR plus the applicable margin. The applicable margin is 3.00% per annum for the first three years, 3.125% per annum from the third anniversary through the fifth anniversary and 3.25% per annum starting on the fifth anniversary. The effective interest rate on the SP 3 Facility was 7.86% and 8.66% as of December 31, 2024 and 2023, respectively.

The obligations of the Company under the SP 3 Facility are secured by substantially all of the assets and equity interest in certain of the Company’s subsidiaries. The SP 3 Facility requires the Company to be in compliance with various covenants, including debt service coverage ratios, and as of December 31, 2024, the Company was in compliance with those required covenants under the SP 3 Facility.

Second Key Bank Credit Agreement

The Second Key Bank Credit Agreement, executed with Key Bank National Association as the administrative agent and certain third parties as the lenders, includes term loans which require quarterly interest payments, mature in April 2030 and bear interest at 8.25% per annum. The effective interest rate on term loans under the Second Key Bank Agreement was 8.25% as of December 31, 2024 and 2023, respectively. The obligations of the Company under the Second Key Bank Agreement are secured by substantially all of the assets and equity interest in certain of the Company’s subsidiaries. The Second Key Bank Credit Agreement requires the Company to be in compliance with various covenants, including debt service coverage ratios, and as of December 31, 2024, the Company was in compliance with those required covenants under the Second Key Bank Credit Agreement.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements

Deutsche Bank Credit Agreement

As part of the acquisition of SEMTH (See Note 4. Acquisition) in March 2023, the Company assumed debt with Deutsche Bank AG, New York Bank (“Deutsche Bank”). Prior to the SEMTH Acquisition, SET Borrower 2022, LLC (“SET Borrower”), a wholly owned subsidiary of SEMTH, entered into a credit agreement effective June 10, 2022 (the “Closing Date”) with Deutsche Bank as the facility agent, which consisted of a term loan of $125.0 million (the “SP4 Facility”) and is collateralized by all of the assets and property of SET Borrower. The term loan bears interest at the SOFR rate, plus the applicable margin. For the period from the Closing Date through the first twelve months, the applicable margin is 2.25% per annum, 2.50% for the following six months, and 2.75% for the next six months, and 3.00% through the maturity date. The term loan required quarterly payments, which began on August 17, 2022, and if the outstanding loan balance exceeded the borrowing base on a calculation date, the remaining balance would become due in a single payment in August 2025.

On June 26, 2024, the Company fully repaid the outstanding balance on the SP4 Facility of $125.0 million using proceeds from the SET Facility, as defined below. The repayment of the SP4 Facility was treated as a debt extinguishment under ASC 470-50, Debt—Modifications and Extinguishments. In connection with the repayment of the SP4 Facility, the Company settled the related interest rate swap contracts (see Note 9. Interest Rate Swaps for further discussion).

Barings GPSF Credit Agreement

On June 26, 2024, Spruce SET Borrower 2024, LLC (the “SET Borrower”), a wholly owned subsidiary of the Company, entered into a non-recourse Credit Agreement with Barings GPSF LLC, which provided a fixed interest term loan in the aggregate principal amount of $130.0 million (the “SET Facility”). The proceeds of the SET Facility were primarily used to repay the SP4 Facility discussed above. The SET Borrower incurred approximately $2.1 million of deferred financing costs related to the SET Facility, which are being amortized on a straight-line basis over the anticipated debt servicing period. The SET Facility matures on April 17, 2042 and requires quarterly interest payments at 6.89% per annum beginning August 2024. The effective interest rate on the SET Facility as of December 31, 2024 was 6.89%. Effective December 26, 2027, the SET Facility requires additional interest to be accrued on any outstanding aggregate principal or unpaid accrued interest.

The SET Facility is collateralized by all of the assets and property of the SET Borrower. The SET Facility requires the SET Borrower to be in compliance with various covenants, and the SET Borrower was in compliance with the required covenants under the SET Facility as of December 31, 2024.

Banco Santander Credit Agreement

On November 22, 2024, Spruce Power 5 Borrower 2024, LLC (the “SP5 Borrower”), a wholly owned subsidiary of the Company, entered into a non-recourse credit agreement with Banco Santander, S.A., New York, which provided for a 3-year term loan facility in the aggregate principal amount of approximately $109.8 million (the “SP5 Facility”), of which proceeds were used to fund the NJR Acquisition. The SP5 Facility matures on November 22, 2027 and requires quarterly interest payments with the remaining balance due in a single payment on November 22, 2027. Borrowings under the SP5 Facility bear interest at a variable rate equal to the SOFR as administered by the Federal Reserve Bank of New York plus a margin of 2.15% from the original closing date through the end of the 24th month after the original closing date, and 2.75% from the beginning of the 25th month after the original closing date until the date all principal and accrued and unpaid interest has been paid in full. The effective interest rate on the SP5 Facility as of December 31, 2024 was 6.48%.

The SP5 Facility is collateralized by all of the assets and property of the SP5 Borrower. The SP5 Facility requires the SP5 Borrower to be in compliance with various covenants, and the SP5 Borrower was in compliance with the required covenants under the SP5 Facility as of December 31, 2024.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements

As of December 31, 2024, the principal maturities of the Company’s debt were as follows:

As of December 31,
(Amounts in thousands)	2024
2025	$28,310
2026	189,989
2027	219,631
2028	—
2029	—
Thereafter	292,691
Total	$730,621

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Note 9. Interest Rate Swaps
The purpose of the Company’s swap agreements is to convert the floating interest rate on its credit agreements (discussed above) to a fixed rate. In connection with the acquisition of Legacy Spruce Power, the Company assumed interest rate swaps from agreements Legacy Spruce Power executed with four financial institutions.
As part of the SEMTH Acquisition in 2023, the Company assumed interest rate swaps related to the SP4 Facility, which were settled concurrently with the full repayment of the SP4 Facility in June 2024 and resulted in a gain of approximately $3.6 million within interest expense, net during the year ended December 31, 2024. The Company also completed the early settlement of certain interest rate swaps, which resulted in a gain of approximately $1.6 million within interest expense, net during the year ended December 31, 2024.
As of December 31, 2024 and 2023, the notional amount of the interest rate swaps covered approximately 91% and 95% of the balance of the Company’s floating rate term loans, respectively.
As of December 31, 2024, the following interest rate swaps are outstanding (in thousands):

#	Notional Amount	Fixed Rate	Effective Date	Maturity Date	Total Fair Value Asset (Liability)

1	$11,339	0.78%	10/31/2022	1/31/2031	$1,094
2	11,339	0.75%	10/31/2022	1/31/2031	1,107
3	11,339	0.73%	10/31/2022	1/31/2031	1,116
4	4,092	1.57%	10/31/2022	1/31/2031	316
5	7,161	1.62%	10/31/2022	1/31/2031	543
6	7,161	1.56%	10/31/2022	1/31/2031	557
7	7,161	1.59%	10/31/2022	1/31/2031	550
8	35,514	2.39%	10/31/2024	1/31/2031	1,827
9	35,514	2.33%	10/31/2024	1/31/2031	1,894
10	20,294	2.34%	10/31/2024	1/31/2031	1,073
11	35,514	2.36%	10/31/2024	1/31/2031	1,864
12	25,569	0.69%	10/31/2024	07/31/2032	3,343
13	25,569	0.73%	10/31/2024	07/31/2032	3,296
14	16,414	2.83%	07/12/2022	04/30/2032	777
15	40,487	0.40%	07/12/2022	10/31/2031	5,172
16 (1)	17,631	4.24%	08/18/2023	01/31/2032	(188)
17 (2)	87,874	3.98%	11/22/2024	05/17/2033	(54)
	$399,972				$24,287

(1) The amount reflects the swap related to the SP2 Facility Amendment transacted concurrently with the Tredegar Acquisition to hedge the floating rate of the incremental term loan (See Note 8. Non-Recourse Debt).
(2) The amount reflects the swap related to the SP5 Facility transacted concurrently with the NJR Acquisition to hedge the floating rate of the term loan (See Note 8. Non-Recourse Debt).

During the year ended December 31, 2024, the aggregate impact of the Company’s interest rate swaps in the consolidated statements of operation was $15.2 million, of which $2.8 million related to unrealized losses and $18.0 million related to realized gains, which is recognized within interest expense, net in the consolidated statements of operation.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
During the year ended December 31, 2023, the aggregate impact of the Company’s interest rate swaps in the consolidated statements of operation was $8.9 million, of which $4.8 million related to unrealized losses and $13.7 million related to realized gains, which is recognized within interest expense, net in the consolidated statements of operations.

See Note 11. Fair Value Measurements for further information on the Company’s determination of the fair value of its interest rate swaps.
Note 10. Right-of-Use Assets and Lease Liabilities
The Company’s operating leases primarily relate to office space. The Company’s related ROU assets and lease liabilities are comprised of the following as of each period end:

	As of December 31,
(Amounts in thousands)	2024	2023
Operating leases:
ROU assets	$4,750	$5,933
Lease liability, current	892	1,166
Lease liability, non-current	4,848	5,731
Other information related to leases is presented below:

	Years Ended December 31,
(Amounts in thousands)	2024	2023
Other information:
Operating lease cost	$1,606	$1,451
Variable lease cost	679	518
Sublease income	525	542
Operating cash flows from operating ROU assets	2,285	1,969
Initial recognition of operating ROU assets	—	933
Remeasurement of operating ROU assets	—	1,280
During the year ended December 31, 2023, the Company (i) recognized $0.9 million of operating ROU assets and lease liabilities due to a new lease for the relocation of its corporate office in September 2023, (ii) remeasured its operating ROU assets due to changes in the lease terms of certain underlying leases, resulting in an aggregate increase in the related ROU assets and lease liabilities of approximately $1.3 million, and (iii) settled certain operating leases, which were either terminated or assumed by a third party, in the amount of approximately $0.4 million (presented in the consolidated statements of cash flows) and a related net gain of less than $0.1 million included within gain on asset disposal in the consolidated statements of operations.
In addition, during the year ended December 31, 2023, the Company purchased the equipment related to its existing finance leases for approximately $0.1 million, thereby settling all outstanding finance lease liabilities as of December 31, 2023. The Company also recognized a related loss of approximately $0.1 million included within gain on asset disposal in the consolidated statements of operations.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements

	As of December 31,
	2024	2023
Weighted-average remaining lease term – operating leases (in months)	61.5	68.3
Weighted-average discount rate – operating leases	7.2%	7.2%
As of December 31, 2024, the annual minimum lease payments of the Company’s operating lease liabilities were as follows:

As of December 31,
(Amounts in thousands)	2024
2025	$1,267
2026	1,205
2027	1,257
2028	1,396
2029	1,196
Thereafter	593
Total future minimum lease payments, undiscounted	6,914
Less: Imputed interest	(1,174)
Present value of future minimum lease payments	$5,740
Note 11. Fair Value Measurements
The Company uses various assumptions and methods in estimating the fair values of its financial instruments.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Private Warrants were valued using a Black-Scholes model, pursuant to the inputs provided in the table below:

	Assumptions for Assets and Liabilities Measured at Fair Value on a Recurring Basis
Input	December 31, 2024	December 31, 2023
Risk-free rate	4.16%	4.24%
Remaining term in years	0.98	1.98
Expected volatility	53.7%	82.0%
Exercise price	$92.00	$92.00
Fair value of common stock	$2.97	$4.42

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
The fair value of the Company’s non-recourse debt as of December 31, 2024 and 2023 was $723.8 million and $628.2 million, respectively.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of December 31, 2024
(Amounts in thousands)	Level I	Level II	Level III	Total
Asset:
Interest rate swaps	$—	$24,672	$—	$24,672
Money market accounts	72,142	—	—	72,142
Total	$72,142	$24,672	$—	$96,814

Liabilities:
Interest rate swaps	$—	$385	$—	$385
Total	$—	$385	$—	$385

	Fair Value Measurements as of December 31, 2023
(Amounts in thousands)	Level I	Level II	Level III	Total
Asset:
Interest rate swaps	$—	$27,883	$—	$27,883
Money market accounts	21,475	—	—	21,475
U.S. Treasury securities	108,964	—	—	108,964
Total	$130,439	$27,883	$—	$158,322

Liabilities:
Private Warrants	—	—	17	17
Total	$—	$—	$17	$17
The following is a roll forward of the Company’s Level 3 liability instruments:

	Years Ended December 31,
	2024	2023
Balance at the beginning of the period	$17	$407
Fair value adjustments – Private Warrants	(17)	(239)
Fair value adjustments and settlements of liability, net – World Energy (1)	—	(151)
Balance at the end of the period	$—	$17
(1) Related to discontinued operations.
Note 12. Goodwill
During the year ended December 31, 2024, the Company identified indicators that the carrying amount of goodwill may be impaired due to a continuous decline in the Company’s stock price and market capitalization. The Company performed a quantitative test using a market approach and an income approach, which both resulted in an impairment of goodwill. As such, the Company recorded a charge of $28.8 million to fully impair the Company’s goodwill within the consolidated statements of operations for the year ended December 31, 2024. There was no goodwill impairment charge during the year ended December 31, 2023.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Note 13. Stock-Based Compensation Expense
Stock-based compensation expense for stock options and restricted stock units for the years ended December 31, 2024 and 2023 was $2.7 million and $2.9 million, respectively. As of December 31, 2024, there was $7.6 million of unrecognized compensation cost related to stock options and restricted stock units which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 2.6 years.
Stock Options
The Company grants stock options to certain employees that will vest over a period of one to four years. A summary of stock option award activity for the years ended December 31, 2024 and 2023 was as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2022	761,408	$11.12	2.7
Granted	—	—
Exercised	(489,436)	1.94
Cancelled or forfeited	(78,816)	51.48
Outstanding at December 31, 2023	193,156	$17.89	5.8
Granted	295,229	3.75
Exercised	—	—
Cancelled or forfeited	—	—
Outstanding at December 31, 2024	488,385	$9.34	7.5
Exercisable at December 31, 2024	192,985	$17.86	4.8
The aggregate intrinsic value of stock options outstanding as of December 31, 2024 and 2023 was $0.1 million and $0.3 million, respectively. Cash received from options exercised for the years ended December 31, 2024 and 2023 was approximately $0.0 million and $0.9 million, respectively.
During the year ended December 31, 2024, the Company granted 295,229 stock options to its President and Chief Executive Officer (the “CEO”) upon his appointment to such positions effective April 12, 2024. There were no stock options granted during the year ended December 31, 2023.
The fair value of stock options granted during the year ended December 31, 2024 was measured with the following assumptions:

2024
Expected volatility	71.3-78.4%
Expected term (in years)	10
Risk-free interest rate	4.5%
Expected dividend yield	0.0%
Restricted Stock Units
The Company grants restricted stock units to certain employees that will generally vest over a period of four years. The fair value of restricted stock unit awards is estimated by the fair value of the Company’s common stock at the date of grant. Restricted stock units activity during the years ended December 31, 2024 and 2023 was as follows:

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested, at December 31, 2022	1,229,089	$10.40
Granted	693,506	6.36
Vested	(531,029)	12.55
Cancelled or forfeited	(289,471)	10.10
Non-vested, at December 31, 2023	1,102,095	$7.74
Granted	2,125,297	3.44
Vested	(310,076)	6.65
Cancelled or forfeited	(683,500)	5.16
Non-vested, at December 31, 2024	2,233,816	$4.60
During the year ended December 31, 2024, the Company granted restricted stock unit awards of 88,636 shares of common stock to the CEO upon his appointment effective April 12, 2024. In addition, upon the separation of the prior President and Chief Executive Officer (“Former CEO”) from the Company effective April 12, 2024, 97,994 and 244,267 restricted stock units awarded to the Former CEO were vested and forfeited, respectively. The Company recorded $0.5 million of expense related to the 97,994 vested awards during the year ended December 31, 2024.
Former CEO's Ladder Restricted Stock Unit Award
In connection with the acquisition of Legacy Spruce Power and his appointment as the Company's President effective September 9, 2022, the Company granted to its Former CEO a restricted stock unit award (the “Ladder RSUs”) of 208,333 shares of common stock. The Ladder RSUs were to vest in 10% increments on the dates the Plan administrator certifies the applicable milestone stock prices have been achieved or exceeded, provided that the Former CEO remained employed on the date of certification and such achievement occurs within ten years of the date of the grant.
The Company used a Monte Carlo simulation valuation model to determine the fair value of the award as of the Acquisition Date, which was accounted for as a liability until the separation of the Former CEO effective April 12, 2024. The following inputs were used in the simulation: grant date stock price of $9.36 per share, annual volatility of 85.0%, risk-free interest rate of 3.3% and dividend yield of 0.0%. For each tranche, a fair value was calculated as well as a derived service period which represents the median number of years it is expected to take for the Ladder RSUs to meet their corresponding milestone stock price excluding the simulation paths that result in the Ladder RSUs not vesting within the 10-year term of the agreement. Each tranche's fair value would have been amortized ratably over the respective derived service period.
The fair value and derived service period of each tranche was as follows:

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements

Stock Price Tranche	Fair Value	Derived Service Period (in years)
$25.84	$8.88	1.72
42.96	8.48	2.71
60.00	8.24	3.30
77.12	7.92	3.70
94.16	7.76	4.11
111.28	7.52	4.42
128.32	7.28	4.64
145.44	7.12	4.78
162.48	6.96	5.00
179.60	6.80	5.10
The Company recognized no expense related to the Ladder RSUs for the year ended December 31, 2024, and recognized approximately $0.5 million related to the Ladder RSUs for the year ended December 31, 2023. Upon separation of the Former CEO from the Company effective April 12, 2024, the Ladder RSUs were terminated and the Company recorded a gain of $0.7 million during the year ended December 31, 2024.
Note 14. Redeemable Noncontrolling Interest and Noncontrolling Interests
In August 2023, the Company purchased the remaining membership interests in Level Solar Fund IV for approximately $0.1 million, thereby owning 100% of the membership interests and eliminating its only remaining redeemable noncontrolling interest upon the purchase.
The following table summarizes the Company’s noncontrolling interests as of December 31, 2024:

Tax Equity Entity	Date Class A Member Admitted
ORE F4 Holdco, LLC	August 2014
Volta Solar Owner II, LLC	August 2017
The tax equity entities were structured at inception so that the allocations of income and loss for tax purposes will flip at a future date. The terms of the tax equity entities’ operating agreements contain allocations of taxable income (loss), Section 48(a) ITCs and cash distributions that vary over time and adjust between the members on an agreed date (referred to as the flip date). The operating agreements specify either a date certain flip date or an internal rate of return (“IRR”) flip date. The date certain flip date is based on the passage of a fixed period of time as defined in the operating agreements for each entity. The IRR flip date is the date on which the tax equity investor has achieved a contractual rate of return. From inception through the flip date, the Class A members' allocation of taxable income (loss) and Section 48(a) ITCs is generally 99% and the Class B members' allocation of taxable income (loss) and Section 48(a) ITCs is generally 1%. After the related flip date (or, if the tax equity investor has a deficit capital account, typically after such deficit has been eliminated), the Class A members' allocation of taxable income (loss) will typically decrease to 5% (or, in some cases, a higher percentage if required by the tax equity investor) and the Class B members' allocation of taxable income (loss) will increase by an inverse amount.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
The historical redeemable noncontrolling interests and noncontrolling interests are comprised of Class A units, which represent the tax equity investors' interest in the tax equity entities. Both the Class A members and Class B members may have call options to allow either member to redeem the other member's interest in the tax equity entities upon the occurrence of certain contingent events, such as bankruptcy, dissolution/liquidation and forced divestitures of the tax equity entities. Additionally, the Class B members may have the option to purchase all Class A units, which is typically exercisable at any time during the periods specified under their respective governing documents, and, in regards to the tax equity entities historically classified as redeemable noncontrolling interests, they had the contingent obligation to purchase all Class A units if the Class A members exercise their right to withdraw, which is typically exercisable at any time during the three-month period commencing upon the applicable flip date. The Company had no redeemable noncontrolling interests as of December 31, 2024 and 2023.
Total assets on the consolidated balance sheets include $36.0 million as of December 31, 2024 and $38.0 million as of December 31, 2023 of assets held by the Company's VIEs, which can only be used to settle obligations of the VIEs.
Total liabilities on the consolidated balance sheets include $0.8 million as of December 31, 2024 and $0.8 million as of December 31, 2023 of liabilities that are the obligations of the Company's VIEs.
Note 15. Restructuring

As a result of exiting the Drivetrain business and related corporate restructuring actions, the Company recognized severance charges of approximately $0.7 million during the year ended December 31, 2023, all of which were paid in 2023. The severance charges are included in selling, general and administrative expenses within the Company’s consolidated statements of operations for the year ended December 31, 2023, and the following table summarizes the activity during the period for the Company's restructuring liability:

Year Ended December 31,
(Amounts in thousands)	2023
Balance at the beginning of the period	$3,428
Employee termination charges	719
Payments made during the period	(4,147)
Balance at the end of the period	$—

The Company recognized no severance charges during the year ended December 31, 2024.
Note 16. Commitments and Contingencies
Legal Proceedings
The Company is periodically involved in legal proceedings and claims arising in the normal course of business, including proceedings relating to intellectual property, employment and other matters. Management believes the outcome of these proceedings, as outlined below, will not have a significant adverse effect on the Company’s financial position, operating results, or cash flows.
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

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
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
On September 20, 2021, and October 19, 2021, two class action complaints were filed in the Delaware Court of Chancery against certain of the Company’s current officers and directors, and the Company’s sponsor of its special purpose acquisition company merger, Pivotal Investment Holdings II LLC. These actions were consolidated as in re XL Fleet Corp. (Pivotal) Stockholder Litigation, C.A. No. 2021-0808, and an amended complaint was filed on January 31, 2022. Defendants filed a motion to dismiss the amended complaint on May 13, 2022, and on July 11, 2022, plaintiffs filed a second amended complaint. The second amended complaint alleges various breaches of fiduciary duty against the Company and/or its officers, several allegedly misleading statements made in connection with the merger, and aiding and abetting breaches of fiduciary duty in connection with the negotiation and approval of the December 21, 2020 merger and organization of XL Hybrids, Inc., a Delaware corporation (“Legacy XL”) to become XL Fleet Corp. On August 19, 2022, defendants moved to dismiss the second amended complaint, which was granted in part and denied in part on June 9, 2023. The parties then engaged in discovery. On November 13, 2024, the Company filed a stipulation and settlement agreement seeking court approval to settle this matter in full for $4.75 million, which is currently accrued for as of December 31, 2024 (See Note 7. Accrued Expenses and Other Current Liabilities). On March 26, 2025, the court approved the stipulation and settlement agreement.
Shareholder Derivative Actions

On June 23, 2022, the Company received a shareholder derivative complaint filed in the U.S. District Court for the District of Massachusetts, captioned Val Kay derivatively on behalf of nominal defendant XL Fleet Corp., against all current directors and former officers and directors, C.A. No. 1:22-cv-10977. The action was filed by a shareholder purportedly on XL Fleet Corp.’s behalf, and raises claims for contribution, as well as claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and abuse of control. In March 2023, two shareholder derivative actions were filed in the U.S. District Court for the District of Delaware, namely Reali v. Griffin, et al., C.A. No. 1:23-cv-00289 and Tucci v. Ledecky, et al., C.A. 1:23-cv-00322. These actions were consolidated and captioned In re Spruce Power Holding Corporation Shareholder Derivative Litigation, C.A. No. 1:23-cv-00289. In August 2023, an additional derivative action was filed in the U.S. District Court for the Southern District of New York, captioned Boyce v. Ledecky, et al., C.A. No. 1:23-cv- 8591 (collectively, the “Derivative Matters”).

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

State Attorney Generals’ Investigations

The Company has been asked to provide information and documents in response to subpoenas and other requests for information from certain state attorneys general offices regarding, among other things, its sales, marketing, billing, and operations practices. Specifically, the Company has received subpoenas from the attorneys general for the states of Connecticut, New Jersey, New York and Texas. The Company has been timely responding to the states’ information requests and otherwise cooperating with these investigations and intends to continue to do so until they are resolved. At this time, the Company is unable to estimate potential losses, if any, related to these matters.

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
US Bank

On February 9, 2023, US Bank, through its affiliate, Firstar Development, LLC (“Firstar”), filed a motion for summary judgment in lieu of a complaint in New York Supreme Court (the trial level in New York) alleging that the Company failed to fulfill its reimbursement obligations under a 2019 tax recapture guaranty agreement between the parties arising from the alleged recapture by the Internal Revenue Service (“IRS”) of tax credits taken by Firstar as an investor in the Company’s subsidiary, Ampere Solar Owner I, LLC. On May 23, 2023, the Company reached a settlement agreement with Firstar, as the plaintiff, for $2.3 million whereby the plaintiff discharged all claims filed against the Company.

BMZ USA, Inc.

On February 11, 2022, BMZ USA Inc. (“BMZ”), a battery manufacturer, sued XL Hybrids for breach of contract, alleging that XL Hybrids failed to timely purchase the full allotment of batteries required under a certain master supply agreement between the parties. In January 2024, BMZ obtained a judgment for $3.9 million against XL Hybrids, Inc. In June 2024, BMZ sought to enforce the judgement against the Company in Massachusetts Trial Court and that enforcement action was dismissed in March 2025. The Company believes it is probable that BMZ will seek to enforce the judgement in another jurisdiction and currently estimates the potential loss to be approximately $1.2 million, which has been accrued for as of December 31, 2024 (See Note 7. Accrued Expenses and Other Current Liabilities).

ITC Recapture Provisions

The IRS may disallow and recapture some, or all, of the ITCs due to improperly calculated basis after a project was placed in service ("Recapture Event"). If a Recapture Event occurs, Spruce Power is obligated to pay the applicable Class A Member a recapture adjustment, which includes the amounts the Class A Members are required to repay the IRS, including interest and penalties, as well as any third-party legal and accounting fees incurred by the Class A Members in connection to the Recapture Event, as specified in the operating agreements. Such a payment by Spruce Power to the Class A Members are not to be considered a capital contribution to the fund per the operating agreements, nor would it be considered a distribution to the Class A Members. With the exception of the tax matter related to Ampere Solar Owner I noted above, a Recapture Event was not deemed to be probable by the Company, therefore no accrual has been recorded as of December 31, 2024 and 2023.

Plastic Omnium

Plastic Omnium is the assignee of the contractual rights of Actia Corp. under a certain battery purchase order between XL Hybrids and Actia Corp. On March 17, 2023, Plastic Omnium sued Legacy XL and the Company for breach of contract, alleging that Legacy XL ordered a total of 1,000 batteries from Plastic Omnium, paid for 455 of those batteries, and then reneged on 545 of those products. While Plastic Omnium admits it never actually delivered the remaining 545 products, it claims it purchased materials to complete the order, and as a result, Legacy XL and the Company are liable for at least approximately $2.5 million. The Company reached a settlement in principle to settle the matter for $1.25 million, which was paid in December 2024.

Parker-Hannifin

On March 11, 2024, the Company filed a lawsuit against Parker-Hannifin for a declaratory judgment, captioned

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
XL Hybrids, Inc. v. Parker-Hannifin Corporation, No. 1:24-cv-10894-WGY (D. Mass, removed from Mass. State Court No. 2484-CV-00661). The case related to a contract for the purchase of motors designed, produced and manufactured by Parker-Hannifin for XL Hybrids, Inc. which was executed in July 2019. On April 5, 2024, Parker-Hannafin filed counterclaims, alleging that XL Hybrids, Inc. and the Company were in breach of the contract. On November 1, 2024, the parties reached a settlement in principle to settle the matter for $0.5 million, which was accrued for as of December 31, 2024, and subsequently paid in January 2025 (See Note 7. Accrued Expenses and Other Current Liabilities).

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

Guarantees

In connection with the acquisition of RPV Holdco 1, LLC, a wholly owned subsidiary of the Company, guaranty agreements were established in May 2020 by and between Spruce Holding Company 1, LLC, Spruce Holding Company 2, LLC, and Spruce Holding Company 3, LLC (“Spruce Guarantors”) and the investor members in certain of the Funds. The Spruce Guarantors entered into guarantees in favor of the tax equity investors wherein they guaranteed the payment and performance of Solar Service Experts, LLC, a wholly owned subsidiary of the Company, under the Spruce Power 2 Maintenance Services Agreement and the Class B Member under the Limited Liability Company Agreement (“LLCA”). These guaranties are subject to a maximum of the aggregate amount of capital contributions made by the Class A Member under the LLCA.

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. The duration of the Company’s indemnities and guarantees varies, however the majority of these indemnities and guarantees are limited in duration. Historically, the Company has not been obligated to make significant payments for such obligations, does not anticipate future payments, and as such, no reserve has been established and no other liabilities have been recorded for these indemnities and guarantees as of December 31, 2024 and 2023.

Insurance Claims and Recoveries related to Maui Fires

In August 2023, a series of wildfires broke out in Hawaii, predominantly on the island of Maui, resulting in real and personal property and natural resource damage, personal injuries and loss of life and widespread power outages. The Company assessed the impact of these wildfires on its home solar systems and customer contracts in the area and wrote off $0.1 million during the year ended December 31, 2023, which is reflected within gain on asset disposal within the consolidated statements of operations. Subsequently, the Company received $0.2 million related to the insurance recoveries during the year ended December 31, 2024, which is also reflected within gain on asset disposal within the consolidated statements of operations.
Note 17. Stockholders’ Equity
Common Stock
As of December 31, 2024 and 2023, the Company had 350,000,000 authorized shares of common stock. The holders of common stock are entitled to vote on all matters and are entitled to the number of votes equal to the number of shares of common stock held. Common stockholders are entitled to dividends when and if declared by the Board of Directors.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
The following shares of common stock are issued and outstanding or unvested as of December 31, 2024:

Warrants	529,167
Restricted stock units	2,233,816
Stock options	488,385
Total	3,251,368
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
Share Repurchase Program

In May 2023, the Company's Board of Directors approved a share repurchase program for the repurchase of up to $50.0 million of the Company's outstanding common stock through May 15, 2025 (the “Repurchase Program”). The Repurchase Program authorizes the Company to effect repurchases through open market transactions, privately negotiated transactions, Rule 10b5-1 trading plans and/or Rule 10b-18 trading plans, and other means. The Company is not obligated to repurchase any specific number of shares or dollar amount and may discontinue the Repurchase Program at any time. The timing, number and purchase price of share repurchases, if any, will be determined by the Company’s management in its discretion and will depend on a number of factors, including the market price of shares, general market and economic conditions, and other alternatives available to the Company

During the years ended December 31, 2024 and 2023, the Company repurchased 0.3 million shares and 0.8 million shares of common stock under the Repurchase Program in open market transactions at a weighted-average price of $2.93 and $6.77 per share for an aggregate purchase price of $0.9 million and $5.4 million, respectively, inclusive of transaction costs. As of December 31, 2024, $43.8 million remained available for future share repurchases under the Repurchase Program.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Note 18. Net Loss Per Share
The following is a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
(Amounts in thousands, except share data)	2024	2023
Numerator:
Net loss attributable to stockholders	$(70,489)	$(65,831)
Denominator:
Weighted average shares outstanding, basic and diluted	18,470,926	18,391,436

Net loss attributable to stockholders per share, basic and diluted	$(3.82)	$(3.58)
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
Note 19. Income Taxes
Net deferred income tax assets consist of the following components as of December 31, 2024 and 2023:

	As of December 31,
(Amounts in thousands)	2024	2023
Deferred tax assets (liabilities):
Net operating loss carryforwards	$142,819	$114,028
Accrued settlements	1,870	5,216
Pass-through equity interests	8,029	8,830
Fair market value adjustments	(8,746)	(12,763)
Tax credit carryforwards	1,643	1,643
Reserves	3,773	3,429
Stock-based compensation	1,962	2,350
Depreciation and amortization	(69,118)	(55,130)
Interest expense carryforward	17,020	6,979
Right of use assets	270	442
Other	485	(156)
Total deferred tax assets, net	100,007	74,868
Less valuation allowance	(100,007)	(74,868)
Net deferred tax assets	$—	$—

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax rate to income before provision for income taxes is as follows:

	Years Ended December 31,
	2024	2023
U.S. federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	8.7%	6.4%
Change in fair value of warrant liability	—%	0.1%
Option and RSU expense	—%	0.4%
Goodwill impairment	(1.9)%	—%
Other	(1.9)%	(8.6)%
True-up to prior years' return	9.5%	7.8%
Change in valuation allowance	(35.4)%	(9.2)%
Purchase accounting	—%	(17.9)%
Effective tax rate	—%	—%
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
Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. For the years ended December 31, 2024 and 2023, no liability for unrecognized tax benefits was required to be reported.
The Company has provided a full valuation allowance against its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss cannot be sufficiently assured. Management of the Company has evaluated the positive and negative evidence bearing upon the reliability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, Management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. During the years ended December 31, 2024 and 2023, the Company increased its valuation allowance by $25.1 million and $5.5 million, respectively.
As of December 31, 2024, the Company had federal and state net operating loss (“NOL”) carryforwards of $523.3 million and $525.7 million, respectively, of which approximately $31.3 million of the federal NOL carryforward will expire at various dates commencing on 2029 and through 2037 and approximately $492.0 million were generated between the years ended December 31, 2018 and 2024 and have an indefinite life. At December 31, 2024, the Company had federal tax credits of approximately $1.6 million. These federal tax credits are available to reduce future taxable income and expire at various dates commencing 2031 through 2041.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
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

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2020. The Company follows a comprehensive model for the recognition, measurement, presentation and disclosure in consolidated financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. No liability related to uncertain tax positions is recorded in the consolidated financial statements as of December 31, 2024 and 2023.
Note 20. Defined Contribution Plan
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
In connection with the acquisition of Legacy Spruce Power, the Company adopted the Spruce Power 401(k) plan, which contains features similar to those of the XL Fleet Corp. 401(k) plan, except that (i) participants are allowed to contribute, subject to IRS limitations, on total annual contributions from 1% to 80% of eligible earnings and (ii) the safe harbor non-elective contribution is equal to 3% of employee’s compensation.
The Company recognized expenses related to its 401(k) plans of approximately $1.0 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively.
Note 21. Discontinued Operations
The following table provides supplemental details of the Company’s discontinued operations contained within the consolidated statements of operations for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
(Amounts in thousands)	2024	2023
Net income (loss) from discontinued operations:
Drivetrain	$25	$(4,123)

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
XL Grid

XL Grid had no activity during the year ended December 31, 2024. The following table presents financial results of XL Grid operations for the year ended December 31, 2023:

Year Ended December 31,
(Amounts in thousands)	2023
Revenues	$149
Operating expenses:
Cost of revenues - operations and maintenance	148
Selling, general, and administrative expenses	743
Gain on asset disposal	(742)
Total operating expenses	149
Net loss from discontinued operations	$—

Drivetrain

The following table presents financial results of Drivetrain operations:

	Years Ended December 31,
(Amounts in thousands)	2024	2023
Revenues	$69	$42
Operating expenses:
Cost of revenues - operations and maintenance	125	106
(Gain) loss on asset disposal	(81)	4,071
Other (income)	—	(12)
Total operating expenses	44	4,165
Net income (loss) from discontinued operations	$25	$(4,123)

The following table presents aggregate carrying amounts of assets and liabilities of discontinued operations contained within the consolidated balance sheets:

	As of December 31,
(Amounts in thousands)	2024	2023
Assets from discontinued operations:
Drivetrain	$—	$32
Total assets from discontinued operations	$—	$32

Liabilities from discontinued operations:
Drivetrain	$40	$170
Total liabilities from discontinued operations	$40	$170

Note 22. Segment Information

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
As of December 31, 2024 and 2023, the Company has one reportable segment, which sells electricity to homeowners and provides related services to the homeowners, as well as to third party owners.

The Company’s CODM is its CEO who is focused on strategic planning aimed at generating revenue and monetizing the Company’s home solar energy systems and its ability to provide top-tier related servicing solutions to its customers and third-parties. The CEO is provided on a quarterly basis with the Company’s consolidated segment expenses as presented within the consolidated statements of operations for the years ended December 31, 2024 and 2023, which the CEO utilizes to assess the Company’s performance and for making decisions about resource allocation. The following table presents the Company’s significant segment expenses for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
(Amounts in thousands)	2024	2023
Revenues	$82,107	$79,859
Cost of revenues - solar energy systems depreciation	23,377	23,823
Cost of revenues - operations and maintenance	16,597	13,990
Selling, general and administrative expenses	58,889	56,122
Interest expense, net	40,232	41,936
Litigation settlements, net	7,384	27,465
Impairment of goodwill	28,757	—
Other segment items	(23,076)	(16,867)
Net loss	$(70,053)	$(66,610)

No segment asset information is presented in these consolidated financial statements since the CEO does not review segment information at a different level or category other than that presented on the Company’s consolidated balance sheets as of December 31, 2024 and 2023.
Note 23. Subsequent Events
In January 2025, a series of wildfires broke out in the Los Angeles area of California, resulting in real and personal property and natural resource damage, personal injuries and loss of life. The Company is currently assessing the impact of these wildfires on its home solar systems in the area; however, the Company has not been able to validate the extent of the related damages due to limited access to the area. The Company does not expect this event to have a material impact on its financial position, operating results or cash flows.

Management has reviewed all events subsequent to December 31, 2024 and prior to the filing of these consolidated financial statements, and except as referenced within the notes to the consolidated financial statements, the Company has determined there have been no events that have occurred that would require adjustments or disclosures within the consolidated financial statements.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures as of December 31, 2024. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of that date, due to the material weaknesses in internal control over financial reporting described below.

Notwithstanding, after giving full consideration to these material weaknesses, and the additional analyses and other procedures that were performed to ensure that the Company’s consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with GAAP, management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Due to its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect all misstatements, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the criteria established by the Committee of Sponsoring Organizations (“COSO”) Framework. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis.

On November 22, 2024, the Company completed the NJR Acquisition. The total assets and revenues of NJR represented 15% and 3%, respectively, of our consolidated financial statement amounts as of and for the year ended December 31, 2024. The Company’s management has excluded NJR from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2024, because it was not practical for management to conduct an assessment of internal control over financial reporting in the period between the date the acquisition was completed and the date of management’s assessment.

As a result of the material weaknesses in internal control over financial reporting described below, Management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was ineffective.

Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed in Part II, Item 9A. “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and in Part I, Item 4. “Controls and Procedures” in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024, June 30, 2024, and September 30, 2024, as of those dates, the Company did not design and maintain effective controls and identified certain material weaknesses in the control environment and certain control activities.

Control Environment

As of December 31, 2024, Management has concluded that the Company did not maintain an effective control environment based on the criteria established in the COSO Framework, and its relevant components, which resulted in deficiencies that constituted material weaknesses, either individually or in the aggregate.

The Company determined that it failed to support a strong culture of internal controls and maintain a sufficient complement of qualified personnel to perform control activities. This contributed to the Company’s failure to: (i) design and implement certain risk-mitigating internal controls; and (ii) consistently operate the Company’s internal controls. The control environment material weakness contributed to material weaknesses within our system of internal control over financial reporting in the Control Activities component of the COSO Framework.

Control Activities

The Company did not maintain effective control activities based on the criteria established in the COSO Framework. The Company identified control deficiencies as of December 31, 2024 that constitute material weaknesses from the lack of effectively designed and implemented controls related to revenue recognition, including the review of contracts upon inception and/or acquisition and the accounting for revenue recognition under ASC 606, Revenue from Contracts with Customers.

Remediation Actions and Status

A material weakness cannot be considered remediated until the applicable internal controls have been designed, implemented, have operated for a sufficient period of time and management has concluded, through testing, that those controls are operating effectively over a sustained period of financial reporting cycles.

Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting

Review and Approval of Manual Journal Entries, including Segregation of Duties

As previously disclosed, the Company had not designed and maintained effective controls in connection with the review and approval of manual journal entries, including implementing appropriate segregation of duties. Throughout 2024, the Company performed the following to remediate this material weakness:

•The Company developed comprehensive policies and processes, including workflows within its accounting system, related to review and approval of journal entries. These policies and processes are designed so that all manual journal entries require an appropriate level of approval, including multiple levels of approval where warranted;
•The Company hired additional personnel with specialized skill sets required to support the updated manual journal entry review and approval processes; and
•The Company separated responsibilities for preparation and review of journal entries and account reconciliations and implemented appropriate segregation of duties in the design of its controls.

The Company completed the testing of the design and operating effectiveness of the new procedures and controls and, based on the results of this testing, as of December 31, 2024, the Company concluded that the controls are adequately designed, implemented and have operated effectively for a sufficient period of time to remediate the previously reported material weakness related to the review and approval of manual journal entries, including segregation of duties.

Complex Transactions, including Accounting for Business Combinations and the Company’s Investment related to the SEMTH Master Lease Agreement and the related Interest Income

As previously disclosed , the Company had not designed and maintained effective controls in connection with complex transactions, inclusive of accounting for business combinations and the Company’s investment related to the SEMTH Master Lease Agreement and the related interest income. Throughout 2024, to remediate this material weakness, the Company designed and implemented controls to address the identification, accounting, review and reporting of complex and/or non-routine transactions. The Company has designed and implemented control activities, including controls related to the review of inputs and assumptions, that apply to portfolio acquisitions and other complex transactions.

The Company completed the testing of the design and operating effectiveness of the new procedures and controls and, based on the results of this testing, as of December 31, 2024, the Company concluded that the controls are adequately designed, implemented and have operated effectively for a sufficient period of time to remediate the previously reported material weakness described above.

2025 Remediation Plan

The Company is committed to supporting a strong culture of internal controls by designing, implementing and maintaining internal controls over financial reporting to maintain a strong internal control environment. In connection with the unremediated material weaknesses in internal control discussed above, management, with the oversight of the Audit Committee, has taken and continues to take comprehensive actions to fully remediate the identified material weaknesses.

The Company’s comprehensive remediation plan includes the following:

•The Company developed and presented a training program educating control owners concerning financial statement risk and principles of the Internal Control - Integrated Framework issued by COSO (the “COSO Framework”), and continues to invest in additional training opportunities related to the COSO Framework;
•The Company created an internal control department specifically focused on oversight of the Company’s internal control over financial reporting through the establishment of structures, reporting lines, and appropriate authorities and responsibilities for professionals within the Company;
•The Company is designing and implementing controls related to billing and revenue recognition of its revenue contracts, in accordance with ASC 606, Revenue from Contracts with Customers. This includes a combination of manual and automated controls as the Company has increased and is continuing to increase the use of automated controls to help mitigate the risk associated with manual intervention and human error.

During the year ended December 31, 2024, the Company made significant progress hiring qualified personnel with specialized skill sets to further bolster the Company’s ability to provide an appropriate level of oversight activities related to internal control over financial reporting. These personnel have significantly contributed to the remediation efforts related to previously disclosed material weakness in control activities.

Management believes that the Company is making significant progress toward achieving the effectiveness of its internal controls and disclosure controls and that, in many cases, the Company is making significant progress regarding the testing and evaluation of the operating effectiveness of controls related to the identified, unremediated material weaknesses. However, as the Company continues to evaluate and work to remediate the control deficiencies that resulted in a material weakness related to revenue recognition, the Company may determine that additional measures or time are required to address the issues fully, or that the Company will need to modify or otherwise adjust the remedial actions described above.

The actions that Management is taking are subject to ongoing Management review, as well as Audit Committee oversight. Management will continue to assess the effectiveness of the Company’s internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.

Changes in Internal Control over Financial Reporting

Other than the remediation of certain of the material weaknesses discussed above, there have been no other changes in our internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
Executive Severance Plan

On November 5, 2024, the Compensation Committee of the Board approved the Executive Severance Plan, effective August 6, 2024, and its application to Christopher Hayes, our Chief Executive Officer. The Compensation Committee will consider applying the plan to other executives upon Mr. Hayes’ recommendation. A description of the Executive Severance Plan is included in Item 11 of this Annual Report on Form 10-K. The description of the Executive Severance Plan is qualified by reference to the full text of the Executive Severance Plan, which is filed as Exhibit 10.25 to this Annual Report on Form 10-K and is incorporated by reference herein.

2025 Annual Meeting of Stockholders

We currently plan to hold our 2025 Annual Meeting of Stockholders (the “2025 Annual Meeting”) on June 24, 2025. The time and location of the 2025 Annual meeting, and the matters to be considered, will be as set forth in our definitive proxy statement for the 2025 Annual Meeting to be filed with the SEC.

Because the expected date of the 2025 Annual Meeting is more than 30 days prior to the anniversary of the Company’s 2024 Annual Meeting of Stockholders, we are informing stockholders of the due dates for submissions of qualified stockholder proposals and stockholder director nominations.

A stockholder proposal for inclusion in our proxy statement for the 2025 Annual Meeting pursuant to Rule 14a-8 under the Exchange Act must have been received no later than February 24, 2025, which was the deadline disclosed in our 2024 proxy statement and we consider a reasonable time before we will begin printing and mailing proxy materials.

A stockholder proposal or director nomination (including nominations pursuant to Rule 14a-19 under the Exchange Act) outside of Rule 14a-8 under the Exchange Act and pursuant to our Bylaws must have been received by the Company not later than April 10, 2025.

In addition to our Bylaws, a stockholder shall also comply with all applicable requirements of state law and of the Exchange Act, and the rules and regulations thereunder.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Our Executive Officers

The information concerning our executive officers required by this Item 10 is included in Part I of this Annual Report on Form 10-K under the caption “Information About Our Executive Officers.”

Our Board of Directors

Our Board of Directors (the “Board”) currently consists of seven members, classified into three classes (Classes A, B, and C) as follows: (i) John P. Miller and Eric Tech are Class A directors, (ii) Kevin Griffin, Christopher Hayes, and Clara Nagy McBane are Class B directors, and (iii) Jonathan J. Ledecky and Ja-chin Audrey Lee are Class C directors.

Set forth below is information regarding each of the seven members of the Board of Directors of the Company (the “Board”) as of the date of this filing. A brief biography of each person who serves as a director follows the table.

Name	Age	Position with the Company
Christopher Hayes(1)	51	Chief Executive Officer, President and Chair of the Board
Eric Tech	61	Director
Kevin Griffin	48	Director
Jonathan J. Ledecky	66	Director
John P. Miller	67	Director
Ja-chin Audrey Lee, Ph. D.	46	Director
Clara Nagy McBane	37	Director
(1) Christopher Hayes’ biography and qualifications are discussed in Part I of this Annual Report on Form 10-K under “Information About Our Executive Officers”.

Eric Tech has served as a member of the Board since December 2021 and served as Chief Executive Officer of the Company from December 1, 2021 until February 1, 2023. Mr. Tech brings nearly 35 years of automotive and mobility industry experience to the Company. From 2006 through 2018, he held senior leadership positions of increasing responsibility at Navistar International Corporation, a global manufacturer and marketer of medium- and heavy-duty vehicles and parts, finishing his career there as Senior Vice President of Corporate Development. The Board believes that, as former Chief Executive Officer, Mr. Tech is uniquely positioned to provide valuable insights on Company activities and potential strategic priorities, and his prior experience enables him to bring extensive knowledge of and insights into corporate development, strategy, and mergers and acquisitions.

Kevin Griffin has served as a member of the Board since April 2019. Mr. Griffin founded MGG Investment Group in 2014 and serves as the Managing Partner, Chief Executive Officer, and Chief Investment Officer of the firm. In this capacity, Mr. Griffin is responsible for overseeing all strategic vision of the firm, including leading the Investment Committee and the investment process from origination through portfolio monitoring. Prior to launching MGG Investment Group, Mr. Griffin was a Managing Director with Highbridge Principal Strategies (now HPS Partners), where he was a senior member of the Specialty Lending Platform and a member of the Highbridge Credit Committee. In Addition, Mr. Griffin was part of Fortress Investment Group in charge of originating and underwriting investment opportunities for the Drawbridge Special Opportunities Fund. His experience also includes the Head of Private Investing for Octavian Funds, American Capital (one of the first publicly traded BDCs), and at Houlihan Lokey Howard & Zukin’s Investment Banking Division. Mr. Griffin also serves on the board of directors of KLDiscovery, which was formerly a public company until 2024. The Board believes that Mr. Griffin’s extensive business, investment, and mergers and acquisitions background provides significant benefits to the Board, including when analyzing and assessing acquisition opportunities.

Jonathan J. Ledecky has served as a member of the Board since our inception. From inception until December 2020, Mr. Ledecky served as Chairman and Chief Executive Officer of the Company. Mr. Ledecky has been a co-owner of the National Hockey League’s New York Islanders franchise since October 2014. He also serves as an Alternate Governor on the Board of Governors of the NHL and as President of NY Hockey Holdings LLC. Mr. Ledecky has also served as chairman of Ironbound Partners Fund, LLC, a private investment management fund, since March 1999. He has served as Chief Executive Officer and Chief Financial Officer of Yale Transaction Finders Inc. since March 2022. He served as President and Chief Financial Officer and as a director of Newtown Lane Marketing, Incorporated from October 2015 until it consummated its merger with Cyxtera Cybersecurity, Inc. (d/b/a AppGate), a cybersecurity company, in October 2021. He continued to serve as a director of AppGate, Inc. until July 2024. He served as the President and Chief Operating Officer and as a director of Northern Star Acquisition Corp. from September 2020 until it consummated an initial business combination with Barkbox, Inc., an omnichannel brand serving dogs across the four key categories of play, food, health, and home, in June 2021 (NYSE: BARK). He continued to serve as a director Bark, Inc. from such date until November 2022. From November 2020 to December 2024, he served as the President, Chief Operating Officer, and a director of each of Northern Star Investment Corp. II, Northern Star Investment Corp. III, and Northern Star Investment Corp. IV, each a blank check company that was unable to consummate an initial business combination and dissolved. From October 2020 until December 2023, he also served as chairman of the board of directors of Pivotal Investment Corporation III, a blank check company that was unable to consummate an initial business combination and dissolved. From August 2018 to December 2019, he served as chairman and Chief Executive Officer of Pivotal Acquisition Corp. (NYSE: PVT), a blank check company that consummated an initial business combination with KLDiscovery Inc., a leading global provider of eDiscovery, information governance, and data recovery solutions to corporations, law firms, insurance companies, and individuals, in December 2019. Mr. Ledecky served as a director of KLDiscovery until June 2021. The Board believes that Mr. Ledecky’s lengthy history of acquisitions and his knowledge of emerging market opportunities provides a dynamic voice to Board discussions and deliberations.

John P. Miller has served as a member of the Board since March 2022. Mr. Miller has over 40 years of broad-based executive management experience in the transportation, manufacturing, and distribution industries in both public and private equity companies. From 2017 to 2021, he served as Chief Executive Officer of Power Solutions International (NASDAQ: PSIX), a leader in the design, engineering, and manufacturing of a broad range of advanced, emission-certified engines and power systems. Prior to Power Solutions, from 2008 to 2016, Mr. Miller served in operational and financial management positions of increasing responsibility at Navistar International Corporation, a global manufacturer and marketer of medium- and heavy-duty vehicles and parts, including as Senior Vice President of Operations and Corporate Finance. Mr. Miller has served on the board of directors of Capstone Green Energy Holdings, Inc. (OTC: CGEH) since February 2024. The Board believes that Mr. Miller brings extensive expertise in financial management and strategic planning, which is especially valuable to the Board as continued exploration of short- and longer-term growth strategies occurs.

Ja-chin Audrey Lee, Ph.D. has served as a member of the Board since April 2024. Dr. Lee is a clean energy executive with 20 years of experience in the private and public sectors. She is a strategic leader pioneering the next generation of energy solutions with expertise at the intersection of technology, product, and market development. Since 2021, Dr. Lee has served as Senior Director of Datacenter Energy Partnerships at Microsoft Corporation, where she leads a global strategic function that conducts energy system analysis, identifies risk and opportunities to decarbonize and secure power capacity for datacenters, develops the business case for energy technology solution integration, creates external partnership models, collaborates across internal datacenter development functions, and develops playbooks for implementation and scaling. From 2017 to 2020, she served as Vice President of Energy Services at Sunrun Inc., a leading provider of residential solar systems, where she helped steer the company’s transition to a leading distributed, behind-the-meter solar, storage, and energy services company. She serves on the board of directors of Redaptive, Inc., an Energy-as-a-Service provider that funds and installs energy-saving and energy-generating equipment. Dr. Lee volunteered as Co-Chair and Co-Founder of Clean Energy for Biden and currently serves on the Clean Energy for America Education Fund. Dr. Lee also serves on the governing board of the Linux Foundation Energy, a non-profit that provides a community to build shared digital investments to transform the energy sector. She previously served on the board of directors of ArcLight Clean Transition Corp. (NASDAQ: ACTC) until its merger with Proterra Inc. in June 2021. The Board believes that Dr. Lee’s substantial experience in the renewable energy industry and with critical power solutions allow her to bring extensive knowledge and insights into the Company’s business and growth strategies.

Clara Nagy McBane has served as a member of the Board since June 2024. Ms. McBane is the founder and Chief Executive Officer of Ventura Energy, which was formed in 2021 and is a developer of behind-the-meter and community scale solar and energy storage systems. Since 2024, Ms. McBane has also served as the Chief Executive Officer of Ventura Energy Partners. From 2019 until 2022, she served as Senior Vice President of Business Development, U.S. at Source Global, PBC, which provides off-grid, renewable drinking water to communities, homes, corporate campuses, hotels, islands without infrastructure, remote work sites, and other applications. Prior to working at Source Global, PBC, Ms. McBane served as Director of Business Development at Advance Microgrid Solutions (which was sold to Fluence Energy, Inc.) from 2018 to 2019. Ms. McBane has worked in the renewables industry for the last 14 years and is an expert in renewable energy finance and operations. With a background in renewable energy development, infrastructure resilience, and complex technical sales, Ms. McBane has a proven track record of building and scaling organizations. She has originated, developed, and operated renewable energy assets globally, including solar, energy storage, and hydroelectric projects, which provides her with a deep understanding of energy markets, regulatory landscapes, and sustainable infrastructure investments. The Board believes that Ms. McBane brings a unique combination of entrepreneurial leadership, technical expertise, and strategic business development experience to the Board, as well as extensive experience in the renewables industry.

There are no family relationships among any of the directors or executive officers of the Company.

Cooperation Agreement

Pursuant to a Cooperation Agreement, dated as of June 21, 2024 (the “Cooperation Agreement”), between the Company and Clayton Capital Appreciation Fund, L.P. and Clayton Partners LLC (collectively, “Clayton”), the Board appointed Ms. McBane as a director on June 21, 2024 to serve as a Class B director with a term expiring at the Company’s 2025 Annual Meeting of Stockholders (the “2025 Annual Meeting”) and to hold office until her successor has been duly elected and qualified or until her earlier death, resignation, or removal. The Company also agreed to appoint Ms. McBane to the Compensation Committee and Nominating and Corporate Governance Committee.

The Cooperation Agreement includes various terms, conditions, and provisions, including that the Company shall consider nominating Ms. McBane for re-election to the 2025 Annual Meeting in good faith and in the same manner the Board considers the nomination of all incumbent directors. Under the Cooperation Agreement, subject to certain exceptions, Clayton agreed to vote at each of the Company’s annual meetings of stockholders all of its beneficially owned shares of the Company’s common stock in accordance with the Board’s recommendation with respect to all nominations and other proposals submitted to stockholders at such annual meetings. In addition, the Cooperation Agreement provides for certain customary standstill provisions that restrict Clayton from, among other things, engaging in any solicitation of proxies with respect to the voting securities of the Company or acquiring any securities of the Company that would result in Clayton having beneficial ownership of more than 14.9% of the Company’s common stock. Unless otherwise mutually agreed to in writing by each party, the Cooperation Agreement will remain in effect until the date that is the earlier of (i) the date Clayton receives notice that the Company will not nominate Ms. McBane for re-election to the Board at the 2025 Annual Meeting, (ii) immediately following the closing of the polls on the election of directors at the 2025 Annual Meeting, (iii) August 31, 2025 if the 2025 Annual Meeting has not been held by that date, and (iv) in the event that any party materially breaches the Cooperation Agreement, the date that is 30 calendar days following written notice of such breach from the non-breaching party, if such breach (if capable of being cured) has not been cured by such date, or, if impossible to cure within 30 calendar days, such party has not taken substantive action to correct by such date.
Other than the Cooperation Agreement, there are no arrangements or understandings between any director or executive officer and any other person pursuant to which such director or executive officer was or is to be appointed
Corporate Governance

Committees of our Board

The Board has the following standing committees: Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Each committee’s charter is available on our website at www.sprucepower.com under About > Investors > Governance > Documents & Charters.

The current members of the Company’s Audit Committee are John P. Miller (Chair), Jonathan J. Ledecky, and Clara Nagy McBane. John P. Miller is an audit committee financial expert, under SEC rules as determined by the Board. All members of the Audit Committee are independent under the New York Stock Exchange listing standards and the heightened independence requirements applicable to audit committee members under SEC rules. All members of the Audit Committee are also financially literate in accordance with the New York Stock Exchange listing standards.

Code of Ethics

The Company has a Corporate Code of Conduct and Whistleblower Policy (the “Code of Conduct”) that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or control or persons performing similar functions, and employees. The Code of Conduct is available on our website at www.sprucepower.com under About > Investors > Governance > Documents & Charters.

We intend to provide any required disclosure of an amendment to or waiver from our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website at www.sprucepower.com promptly following the amendment or waiver. We may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure.

Insider Trading Policy

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees, and the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. The Company’s Insider Trading Policy prohibits our employees, including officers, and directors from pledging or engaging in hedging or similar transactions in the Company’s securities, including but not limited to, prepaid variable forwards, equity swaps, collars, exchange funds, puts, calls, and short sales. The Company’s Insider Trading Policy is attached to this Annual Report on Form 10-K as Exhibit 19.1.
Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities. To the Company’s knowledge, based solely on a review of the reports filed for the fiscal year and related written representations, the Company believes that all of our executive officers and directors filed the required reports on a timely basis under Section 16(a), except for Kevin Griffin, Jonathan Ledecky, John Miller, Ja-chin Audrey Lee, and Clara Nagy McBane, who each reported one transaction late on a Form 4; Eric Tech, who reported three transactions late on one Form 4; Jonathan Norling and Sarah Weber Wells, who each reported one transaction late on a Form 4; and Christian Fong, a former executive officer and director, who reported two transactions late on two Form 4s.
Item 11. Executive Compensation
Executive Officer Compensation1

This section explains our executive compensation program for our named executive officers (“NEOs”) and the decisions made with respect to the compensation of our NEOs in 2024. This section also describes the process of the Company’s Compensation Committee (the “Compensation Committee”) and Board for making compensation decisions, as well as the rationale for specific decisions related to the fiscal year ended December 31, 2024.

Our NEOs for 2024 were:

1 The Company qualifies as a “smaller reporting company” under the rules promulgated by the SEC, and have elected to comply with the disclosure requirements applicable to smaller reporting companies.

Name	Position
Christopher Hayes	President and Chief Executive Officer
Christian Fong(1)	Former President and Chief Executive Officer
Sarah Weber Wells	Chief Financial Officer
Jonathan M. Norling	Chief Legal Officer

(1) Mr. Fong was appointed as President on September 9, 2022 and became Chief Executive Office on February 1, 2023. Effective April 12, 2024, Mr. Fong was replaced by Mr. Hayes as President and Chief Executive Officer.

Compensation Practices & Policies

We believe the following practices and policies within our program promote sound compensation governance and are in the best interests of our stockholders and executives:

What We Do		What We Don't Do
•	Maintain anti-hedging and anti-pledging policies	•	No tax gross ups
•	Provide for "double-trigger" equity award vesting and severance benefits upon a change in control	•	No repricing or exchange of underwater options without stockholder approval
•	Use an independent compensation consultant	•	No option or stock appreciation rights granted below fair market value
		•	No supplemental executive retirement plans

What Guides our Program

Executive Compensation Philosophy and Objectives

Our executive compensation philosophy is driven by the following guiding principles that underpin the critical connections between performance, long-term value creation, talent management, compensation governance, and our cultural values:

•Competitively Positioned: Target compensation should be competitive with that being offered to individuals in comparable roles at other companies with which the Company competes for talent to ensure that we employ the best people to lead our success.

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
Provides a competitive base salary rate relative to similar positions in the market and enables the Company to attract and retain critical executive talent, rewards overall performance by our executive officers and provides a degree of financial stability for each of our executive officers.

Annual Incentives	Cash (Variable)	Reward executives for delivering on annual strategic objectives that we believe contribute to the creation of stockholder value and help us attract and retain critical executive talent.
Long-Term Incentives	Equity (Variable)	Help us attract and retain executive talent, which we believe helps drive the creation of stockholder value.
Executive Compensation Decision-Making Process

The Role of the Compensation Committee. The Compensation Committee oversees the executive compensation program for our NEOs. The Compensation Committee is comprised of independent, non-employee members of the Board. The Compensation Committee works closely with its independent consultant and management to examine the effectiveness of the Company’s executive compensation program throughout the year. Details of the Compensation Committee’s authority and responsibilities are specified in its charter, which may be accessed at our website at https://investors.sprucepower.com/governance/documents-and-charters/default.aspx. The Compensation Committee makes all final compensation and equity award decisions regarding our NEOs, except for the CEO, whose compensation is determined by the independent members of the Board, based upon the recommendation of the Compensation Committee.

The Role of Management. Members of our management team attend regular meetings where executive compensation, Company and individual performance, and competitive compensation levels and practices are discussed and evaluated. However, they do not participate in discussions about their own pay. Only Compensation Committee members vote on decisions regarding NEO compensation. The CEO reviews his recommendations pertaining to other executives’ (non-NEOs) pay with the Compensation Committee, providing transparency and oversight. Decisions on non-NEO pay are made by the CEO. The CEO does not participate in the deliberations of the Compensation Committee or Board regarding his own compensation. Independent members of the Board make all final determinations regarding CEO compensation.

The Role of the Independent Consultant. The Compensation Committee engages an independent compensation consultant to provide expertise on competitive pay practices, program design, and an objective assessment of any inherent risks of any programs. Pursuant to authority granted to it under its charter, the Compensation Committee has Meridian Compensation Partners, LLC (“Meridian”) as its independent consultants. Meridian report directly to the Compensation Committee and did not provide any additional services to management. The Compensation Committee has conducted an independence assessment of Meridian in accordance with SEC rules.

The Role of Peer Group Companies. The Compensation Committee strives to set a competitive level of total compensation for each NEO as compared with executive officers in similar positions at peer companies. For purposes of setting 2024 compensation levels, the Compensation Committee did not reference a specific peer group or conduct formal benchmarking, but subjectively took into account publicly available data of similarly sized and situated companies and industry specific survey data. This market data was not the sole determinant in setting pay levels for the NEOs. Actual pay levels can be above or below the targeted levels depending on the Compensation Committee’s subjective evaluation of factors such as experience, individual or company performance, tenure, employee potential, unique skills, criticality of the position to the Company, and other factors. In general, the Compensation Committee desires to balance general internal and external equity and reserves the right to use discretion to deviate when necessary to recruit employees and/or retain the right talent.

2024 Executive Compensation Program in Detail

Base Salary

Base salary represents annual fixed compensation and is a standard element of compensation necessary to attract and retain executive leadership talent. Base salary also rewards overall performance and provides a degree of financial stability for our NEOs. In making base salary decisions, the Compensation Committee considers the CEO’s recommendations, as well as each NEO’s position and level of responsibility within the Company. The Compensation Committee (and the Board with respect to the CEO) takes into account factors such as competitive market data as well as individual performance, experience, tenure, internal equity, and employee potential. The Compensation Committee did not assign relative weighting to these factors when determining the base salary of any NEO, but the Compensation Committee made subjective determinations that the amounts of base salary were appropriate considering all of these factors collectively.

Annual Incentives

The 2024 Short-Term Incentive Compensation Plan (“STIC”) provided our NEOs the opportunity to earn a performance-based annual cash bonus. The STIC is administered by the Compensation Committee with input from our Chief Executive Officer. Under the STIC, each NEO’s target annual bonus opportunity is expressed as a percentage of the NEO’s base salary and is established based on the NEO’s level of responsibility and his or her ability to impact overall results. These targets were established based on recommendations from our independent consultant. Target award opportunities for 2024 were as follows:

Name	2024 Base Salary	Bonus Target (% of Base Salary)	Bonus at Target ($)
Christopher Hayes	$650,000	100%	$650,000
Christian Fong(1)	$650,000	100%	$650,000
Sarah Weber Wells(2)	$345,000	50%	$172,500
Jonathan M. Norling(3)	$315,000	50%	$157,500
(1) Mr. Fong ceased serving as the Company’s President and Chief Executive Officer as of April 12, 2024. As discussed below, upon his separation, Mr. Fong was eligible for severance per the terms of his employment agreement, including 1.5 times his target bonus.

(2) Ms. Wells’ base salary increased to $345,000 effective as of November 24, 2024.

(3) Mr. Norling’s base salary increased to $315,000 effective as of February 4, 2024.

The Compensation Committee selected organizational performance measures for all NEOs and departmental performances for all NEOs other than the Chief Executive Officer. Each NEO’s target annual bonus opportunity was weighted among these measures, and each NEO’s performance was used to determine the NEO’s eligibility for the annual bonus payment. Under the terms of the STIC, cash payments may range from 0% to 200% of each NEO’s target annual bonus opportunity. The Compensation Committee has the discretion to increase or decrease an annual bonus award in light of considerations it deems relevant and appropriate.

Organizational Performance Measures. The selected organizational performance objectives for 2024 and their respective weightings are outlined below:

Corporate Profitability	35%
Operations & Servicing Excellence	40%
Reporting Accuracy & Timeliness	25%
Total	100%

The selected corporate profitability measures for 2024 and their threshold, target, stretch, and maximum performance levels are outlined below:

Corporate Performance Measure	Threshold	Target	Stretch	Maximum
Adjusted Free Cash Flow(1)	$2,700,000	$5,400,000	$10,000,000	$15,000,000
New Business Net Revenue	$1,600,000	$3,200,000	$5,000,000	$15,000,000
Systems/Contracts Owned	74,730	85,000	90,000	95,000
(1) The Company defines Adjusted Free Cash Flow as Operating EBITDA less project finance debt service, platform capital expenditures, and other non-cash items. Project finance debt service represents principal and interest payments, including sweeps where applicable, on the Company’s non-recourse, project finance debt facilities. Other non-cash items represent miscellaneous non-cash income or expense associated with our various operating portfolios of residential solar assets. We define Operating EBITDA as Adjusted EBITDA plus proceeds from investment in master lease agreement, net, proceeds from buyouts / prepayments and interest earned on cash investments. Proceeds from investment in lease agreement, net, represent cash flows from the Company’s Spruce Power 4 Portfolio, which holds the 20-year use rights to customer payment streams of approximately 22,500 solar lease and power purchase agreements, net of servicing costs. Proceeds from buyouts / prepayments represent cash inflows from the early buyout of customer solar contracts and cash inflows from the prepayment of customer solar contracts. Interest earned on cash investments represent cash interest received on investments in money market funds / U.S. Treasury securities. We defined EBITDA as our consolidated net income (loss) and adding back interest expense, net, income taxes, and depreciation and amortization. Adjusted EBITDA excludes certain identified items that we do not consider to be part of our ongoing business.

The selected operations & servicing excellence objectives for 2024 involved (1) the PPA lease portfolio’s adjusted gross collections, (2) average customer care satisfaction ratings, and (3) the portfolio technology build-out.

The selected reporting accuracy & timeliness objectives for 2024 related to the Company’s internal and external reporting.

Departmental Performance Measures. Departmental performance measures are respective to each NEO’s department(s) of responsibility in the Company. The average of the weighted scores of each NEO’s respective department(s) is used to measure the NEO’s departmental performance.

The selected departmental performance objectives for 2024, respective to NEO Sarah Weber Wells, weightings are outlined below:

Accounting	40%
Financial Planning & Analysis	25%
Treasury	25%
Internal Audit	10%
Total	100%

The selected departmental performance objectives for 2024, respective to NEO Jonathan Norling, weightings are outlined below:

Legal	80%
Asset Disposition	20%
Total	100%

STIC Results. In determining bonus target achievement, the Compensation Committee measured results against goals, and additionally considered other events that occurred during the fiscal year, for which NEO leadership was critical, as well as each NEO’s performance. The payouts under the STIC to our NEOs for 2024 performance were approved in February 2025 at the following levels:

Name	Actual Bonus Value	Percentage of Target Bonus
Christopher Hayes	$650,000	100%
Christian Fong	$—	—%
Sarah Weber Wells	$163,358	95%
Jonathan M. Norling	$100,000	63%

Long-Term Equity Incentives

In 2024, the Compensation Committee determined that all long-term equity incentives would be granted in the form of restricted stock units (“RSUs”), with a four-year vesting schedule of 25% per year on the anniversary date of grant. The Compensation Committee believes that RSUs best align the interests of award recipients with those of our stockholders based on recommendations from our independent consultant. The long-term nature of the RSUs creates performance and retention incentives for recipients.

The Company continues to evolve as a business and recognizes that the structure of our equity program must evolve with the transition of our business strategy. The Compensation Committee continues to evaluate its approach to long-term equity incentive compensation and is committed to putting forth a program that aligns the interest of our executives and stockholders each year.

The 2024 awards for each NEO were as follows:

Name	Options	Options Grant Date Fair Value(1) ($)	RSUs	RSUs Grant Date Fair Value(2) ($)
Christopher Hayes	295,229	$773,500	88,636	$296,391
Christian Fong(3)	—	—	278,340	$1,007,591
Sarah Weber Wells	—	—	119,020	$430,852
Jonathan M. Norling	—	—	119,020	$430,852

(1) Reflects the grant date fair value of such award computed in accordance with FASB ASC Topic 718.

(2) Individual award amounts reflect the grant date fair values of such awards computed in accordance with FASB ASC Topic 718.

(3) Of the 278,340 RSUs that were awarded to Mr. Fong on April 1, 2024, 97,994 vested on May 10, 2024, and the remainder of the RSUs were cancelled given his separation from the Company on April 12, 2024.

Other Benefits and Perquisites

Our NEOs are eligible to participate in our employee benefit plans, including medical, dental, vision, and life insurance plans, in each case on the same basis as all of our other employees. The Company pays premiums for the life insurance for all employees, including our NEOs. The Company generally does not provide perquisites or personal benefits.

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

While considering tax deductibility as only one of several considerations in determining compensation, the Audit Committee believes that the tax deduction limitation should not compromise its ability to structure compensation programs that provide benefits to the Company that outweigh the potential benefit of a tax deduction, and therefore, may approve compensation that is not deductible for tax purposes.
Policies and Practices Related to the Grant of Certain Equity Awards

Our long-term incentive compensation does not currently include regular stock option grants. In fiscal 2024, such compensation consisted solely of RSUs. Outside of the annual grant cycle, we may make RSU or stock option awards in connection with a new hire package, retention grant or severance package. Equity awards, including stock options, are not granted in anticipation of the release of material non-public information, and the release of material non-public information is not timed on the basis of option or other equity grant dates. Consistent with this practice, during fiscal 2024, we awarded stock options to Mr. Hayes on the day he became our President and CEO in the period beginning four business days before our filing of a periodic report on Form 10-K. Pursuant to SEC Rules, we are providing the following information relating to such stock options awarded to Mr. Hayes:

Name	Grant date	Number of securities underlying the award	Exercise price of the award ($/Sh)	Grant date fair value of the award ($)	Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately following the disclosure of material nonpublic information (%)
Christopher Hayes	April 12, 2024	295,229	$3.75	$773,500	(3.98)

2024 Summary Compensation Table

The following table sets forth information regarding the compensation to our NEOs for the years ended December 31, 2024 and 2023.

Name and principal position	Year	Salary ($)	Bonus ($)(3)	Stock Awards ($)(1)	Option Awards($)(2)	Nonequity incentive plan compensation ($)	All Other Compensation ($)(4)	Total ($)
Christopher Hayes
President and CEO(5)	2024	450,000	650,000	296,391	773,500	—	26,875	2,196,766
Christian Fong(7)	2024	266,355	—	1,007,591	—	—	808,537	2,082,483
Former President and CEO(6)	2023	650,000	650,000	—	—	—	17,900	1,317,900
Sarah Weber Wells	2024	315,577	163,358	430,852	—	—	11,539	921,326
Chief Financial Officer and Head of Sustainability	2023	285,346	120,000	403,380		—	13,579	822,305
Jonathan M. Norling	2024	313,269	100,000	430,852	—	—	—	844,121
Chief Legal Officer	2023	297,462	150,000	429,110		—	6,250	882,822

(1) Amounts shown in this column reflect the grant date fair value for restricted stock units granted during the fiscal years ended December 31, 2024 and 2023 to our NEOs, computed in accordance with FASB ASC Topic 718, based on the closing price of the Company’s stock on the date of grant. The amounts for 2023 now reflect the grant date fair value for restricted stock units granted during the fiscal year ended December 31, 2023.

(2) Amounts shown in this column reflect the grant date fair value for options granted during the fiscal years ended December 31, 2024 and 2023 to our NEOs, calculated using the Black-Scholes option pricing model based on assumptions set forth in Note 13 to the Company’s financial statements in its Annual Report on Form 10-K.

(3) The amounts in this column reflect the amount earned under the STIC in 2023 and 2024. In each case, these amounts were paid in the year following the year in which the performance criteria were achieved. For fiscal year 2023, amounts were previously reported for amounts the Company paid to the NEOs in 2023 for 2022 performance under the STIC. The amounts for 2023 now reflect the amount earned for 2023 performance under the STIC to be consistent with reporting guidelines and for comparison purposes.

(4) For fiscal year 2024, includes (i) $26,875 paid to Mr. Hayes in connection with his Board service prior to becoming the CEO; (ii) $808,537 paid to Mr. Fong in connection with his separation from the Company in accordance with his employment agreement; and (iii) an $11,539 Company contribution to Ms. Wells’ 401(k) plan.

(5) Mr. Hayes was appointed as the Company’s President and CEO effective as of April 12, 2024.

(6) Mr. Fong ceased serving as the Company’s President and CEO effective as of April 12, 2024.

(7) On April 1, 2024, Mr. Fong was awarded 278,340 RSUs. Of this amount, 97,994 vested on May 10, 2024, and the remainder of the RSUs were cancelled given his separation from the Company on April 12, 2024.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table shows certain information with respect to unexercised options and unvested restricted stock units held by our NEOs as of December 31, 2024.

Outstanding Equity Awards at 2024 Fiscal Year-End
Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Christopher Hayes	—	—	295,229(2)	3.75	April 12, 2024	—	—	—	—
	1,968	—	—	54.48	May 25, 2031	—	—	—	—
	446	—	—	113.36	February 25, 2031	—	—	—	—
	35,801	—	—	2.16	April 21, 2030	—	—	—	—
	11,934	—	—	1.92	May 3, 2028	—	—	—	—
	—	—	—	—	—	88,636(3)	$263,249	—	—
Christian Fong	—	—	—	—	—	—	—	—	—
Sarah Weber Wells	—	—	—	—	—	185,960(4)	$552,301	—	—
Jonathan M. Norling	—	—	—	—	—	198,739(5)	$590,255	—	—

(1) The amounts in this column represent the aggregate fair market value of restricted stock unit awards as of December 31, 2024, based on the closing price of the Company’s common stock on December 31, 2024, which was $2.97.

(2) Scheduled to vest 25% per year on April 12, 2025, April 12, 2026, April 12, 2027, and April 12, 2028.

(3) Of these shares, 21,159 shares vest on each of April 14, 2025, April 12, 2026, April 12, 2027, and April 12, 2028.

(4) Of these shares, 29,755 shares vest on each of April 1, 2025, April 1, 2026, April 1, 2027, and April 1, 2028; 15,188 shares vest on each of April 3, 2025, April 3, 2026, and April 3, 2027; and 10,689 shares vest on each of September 9, 2025 and September 9, 2026.

(5) Of these shares, 29,755 shares vest on each of April 1, 2025, April 1, 2026, April 1, 2027, and April 1, 2028; 16,156 shares vest on each of April 3, 2025, April 3, 2026, and April 3, 2027; and 15,625 shares vest on each of September 9, 2025 and September 9, 2026.

Employment Agreements and Severance Agreements

Christopher Hayes

In connection with Mr. Hayes’ appointment as President and Chief Executive Officer of the Company, Mr. Hayes and the Company entered into a CEO Offer Letter (the “Hayes Offer Letter”) on April 12, 2024, under which Mr. Hayes’ service to the Company as its President and Chief Executive Officer commenced on April 12, 2024 and will continue until terminated by the Company or Mr. Hayes. The Hayes Offer Letter provides for (a) an initial annual base salary of $650,000 and (b) an annual cash bonus opportunity with a target of 100% of his base salary to be based on achieving annual performance metrics determined by the Board or as may be payable by the Board in its discretion.

Mr. Hayes was also awarded equity awards effective on April 12, 2024 valued at 170% of his initial base salary, with 70% of such equity awards being in the form of stock options to purchase shares of the Company’s common stock and 30% of such equity awards being in the form of RSUs. These equity awards vest in equal annual installments over four years following April 12, 2024, subject to Mr. Hayes’ continued service on the applicable vesting date.

Mr. Hayes is eligible to participate in the employee benefits offered by the Company in accordance with the applicable terms of the benefit program, plan or arrangement.

The Hayes Offer Letter requires Mr. Hayes to comply with certain non-disclosure, non-competition and non-solicitation covenants.

Mr. Hayes is eligible for severance benefits and payments under the Executive Severance Plan discussed below.

Christian Fong

Until April 12, 2024, Mr. Fong was employed by the Company under an Executive Employment Agreement originally entered into on September 9, 2022 (the “Fong Employment Agreement”). The Company employed Mr. Fong as the Company’s President and CEO until April 12, 2024, and in 2024, paid Mr. Fong an annual base salary of $650,000. Pursuant to the Fong Employment Agreement, Mr. Fong was eligible to receive an annual cash bons pursuant to the Company’s bonus plan offered to Company executives, with a target bonus equal to 100% of his then-current base salary. The annual performance bonus would be based on achieving annual performance metrics determined by the Compensation Committee (or Board) in its sole discretion. The Fong Employment Agreement also provided that Mr. Fong would be entitled, during his employment, to participate in and be covered the health and welfare benefit plans and programs maintained by the Company for the benefit of its employees.

On April 12, 2024, the Company and Mr. Fong entered into an Executive Separation Agreement (the “Fong Separation Agreement”). Pursuant to the Fong Separation Agreement, Mr. Fong was eligible for severance per the terms of the Fong Employment Agreement, subject to Mr. Fong’s execution of a separation agreement and release of claims. Under the Fong Employment Agreement, Mr. Fong received the following severance benefits: (a) continuing payments in an amount equal to the sum of eighteen months of his then-current annual base salary of $650,000 and 1.5 times his target bonus, payable ratably over an eighteen month period (less all customary and required taxes and employment related deductions), (b) acceleration of unvested equity grants with time-based vesting that would have vested during the twelve month period following April 12, 2024, and (c) a lump sum payment equal to COBRA premiums at active employee rates for eighteen months, which Mr. Fong is obligated to repay to the Company to the extent he obtains subsequent medical coverage and has unused months of COBRA coverage.

Sarah Weber Wells

Ms. Wells, who currently serves as Chief Financial Officer of the Company, is subject to an at-will employment offer letter dated October 25, 2018. The offer letter contemplates an annual base salary and certain other benefits, as subsequently amended effective June 13, 2024. For fiscal year 2024, Ms. Wells’ base salary was $315,000 until November 11, 2024, when her salary was increased to $345,000.

In the event the Company terminates Ms. Wells’ employment without cause (not including any termination of employment due to death or disability), and provided that such termination is a “separation from service” under Section 409A of the Internal Revenue Code of 1986, as amended, (the “Code”) then Ms. Wells is entitled to a lump sum separation payment equal to twelve months of her current base salary and a prorated target bonus (if separation is after October 1st of the current year, full target bonus is paid), less applicable withholdings, subject to her signing and not revoking a release of claims.

If a change of control of the Company occurs and (a) within a period of twenty-four months following the change of control, or (b) within a period of ninety days preceding the change of control if the termination is related to the change of control, Ms. Wells’ employment is terminated without cause, or she terminates her employment for good reason, then in addition to normal wages, Ms. Wells shall receive: (a) payments in an amount equal to the sum of eighteen months of the then-current base salary and a prorated target bonus (if the change of control is after October 1st of the current year, full target bonus is paid), with the sum payable ratably over an eighteen month period, less all customary and required taxes and employment-related deductions, in accordance with the Company’s normal payroll practices (provided such payments shall be made at least monthly), (b) full vesting of any and all equity awards outstanding as of the date of her termination, and (c) a COBRA payment payable ratably over a twelve month period (and Ms. Wells shall have a duty to inform the Company of a subsequent medical coverage to which she is entitled, with repayment to the Company of COBRA premiums for unused months of coverage).

“Change of Control” means the occurrence of any of the following events: (i) any “Person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) or group of Persons (other than the Company or its affiliates) becomes the “Beneficial Owner” (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the total voting power represented by the Company’s then outstanding voting securities (the “Outstanding Company Voting Securities”) (excluding for this purpose any such voting securities held by the Company, or any affiliate, parent or subsidiary of the Company, or by any employee benefit plan of the Company) pursuant to a transaction or a series of related transactions (but excluding any bona fide financing event in which securities are acquired directly from the Company); (ii) the consummation of a merger or consolidation of the Company with any other entity, other than a merger or consolidation (a) that results in the Outstanding Company Voting Securities immediately prior thereto continuing to represent either by remaining outstanding or by being converted into voting securities of the surviving entity) at least fifty percent (50%) of the combined voting power of the Outstanding Company Voting Securities (or such surviving entity or, if the Company or the entity surviving such merger is then a subsidiary, the ultimate parent thereof) outstanding immediately after such merger or consolidation, or (b) immediately following which the individuals who comprise the Board immediately prior thereto constitute at least a majority of the board of directors (or other managing body) of the entity surviving such merger or consolidation or, of the Company or the entity surviving such merger is then a subsidiary, the ultimate parent thereof, or (iii) the sale or disposition by the Company or all or substantially all of the Company’s assets, other than (a) a sale or disposition by the Company of all or substantially all of the Company’s assets to an entity, at least fifty percent (50%) of the combined voting power of the voting securities of which are owned directly or indirectly by stockholders of the Company following the completion of such transaction in substantially the same proportions as their ownership of the Company immediately prior to such sale or (b) a sale or disposition of all or substantially all of the Company’s assets immediately following which the individuals who comprise the Board immediately prior thereto constitute at least a majority of the board of directors (or other managing body) of the entity to which such assets are sold or disposed or, if such entity is a subsidiary, the ultimate parent thereof; provided that, in each case, a transaction will not be deemed a Change of Control unless the transaction qualifies as a change in control event within the meaning of Code Section 409A.

“Cause” means (i) Ms. Wells’ material breach of any agreement between her and the Company, (ii) Ms. Wells’ continued failure to perform any material duty or responsibility specified in the description of her duties set forth in any agreement between her and the Company, reasonably assigned to her by the Company, or otherwise owed to the Company, (iii) Ms. Wells’ conviction of, or her plea of “guilty” or “no contest” to, a felony under the laws of the United States or any State or her conviction of, or your plea of “guilty” or “no contest” to, any other crime involving moral turpitude or fraud, (iv) Ms. Wells’ gross misconduct, commission of an act of moral turpitude, embezzlement, gross negligence, willful malfeasance, or willful violation of any law, rule, regulation, written agreement or final cease-and-desist order applicable to the Company or its business which causes or could be expected to cause harm to the Company, (v) Ms. Wells’ failure to cooperate in good faith with a governmental or internal investigation of the Company or its directors, officers or employees, if the Company has requested her cooperation, (vi) Ms. Wells’ material failure to comply with the Company’s written policies or rules, as they may be in effect from time to time.

“Good Reason” means (i) material reduction in duties or responsibilities, (ii) material reduction in pay levels or programs, and (iii) relocation more than 50 miles from current working location.

Jonathan Norling

Mr. Norling has an Amended and Restated At-Will Employment, Confidential Information, Invention Assignment, and Arbitration Agreement (the “Norling Employment Agreement”) that was effective as of March 15, 2019 and amended and restated as of January 1, 2022.

Pursuant to the Norling Employment Agreement, if Mr. Norling is terminated by the Company without cause or by Mr. Norling for good reason, Mr. Norling is entitled to a one-time lump sum “Termination Payment” equal to the sum of (i) three months’ of his regular base pay and benefits, less applicable withholdings and deductions, (ii) any unpaid bonus awarded to him prior to the employment termination (including without limitation any amounts awarded pursuant to the Company’s short term incentive compensation plan or long term compensation plan), (iii) any bonus to which he would have been entitled under the Company’s short term incentive compensation plan or other agreement had Mr. Norling remained employed by the Company as of the date such bonus would have been awarded, pro-rated to the termination date, and (iv) if the employment termination is by the Company without cause and the Company does not provide Mr. Norling with at least 30 days’ advance notice of such employment termination, a one-time lump sum “Notice Differential Payment,” less applicable withholdings and deductions. The Notice Differential Payment is an amount equal to the difference between (a) the base salary that Mr. Norling earns between the date the Company provides notice of termination without cause and the last date of his employment, and (b) the base salary and benefits that Mr. Norling would have received if the Company had given him 30 days’ advance notice of termination without cause.

If Mr. Norling’s employment is terminated by the Company without cause in the event of his death or disability, the Company shall pay Mr. Norling or his heirs an amount equal to one-half of the Termination Payment and one-half of the Notice Differential Payment that would be owed to him.

As a condition of receiving the Termination Payment, Mr. Norling must sign a separation agreement, which shall include a release of all claims.

“Cause” means Mr. Norling (i) has committed an act involving fraud, dishonesty, disloyalty, or a conflict of interest against the Company, (ii) has been convicted of or enters into a pleas of nolo contendere to any felony or a misdemeanor involving honesty, integrity, moral turpitude, or unethical conduct, (iii) has engaged in misconduct that results or could have resulted in serious injury (monetary or otherwise) to the Company or is detrimental to the Company’s business reputation, or goodwill, (iv) in carrying out Mr. Norling’s assigned duties, has engaged in negligence that results in material injury, monetary or otherwise, to the Company, (v) uses illegal drugs or becomes intoxicated by alcohol or drugs in a manner that adversely affects his ability to perform his duties, (vi) fails to cooperate in any respect with any investigation or inquiry authorized by the Company or conducted by a governmental authority related to the Company’s business, (vii) fails to comply in any respect with any written or oral direction of the Company that relates to the performance of his duties that he can physically perform, (viii) has violated any of the Company’s written policies or rules, or (ix) fails to perform or uphold in any material respect any duty under the Norling Employment Agreement.

“Good Reason” means (i) a material diminution in Mr. Norling’s base salary, (ii) a material diminution in Mr. Norling’s authority, duties and responsibilities, (iii) a material breach by the Company of any of its covenants or obligations, in each case to Mr. Norling under the Norling Employment Agreement, or (iv) the relocation of the geographic location of Mr. Norlin’s principal place of employment by more than 50 miles from the location of his principal place of employment as of the effective date of the Norling Employment Agreement.

Executive Severance Plan

Effective August 6, 2024, the Company adopted an Executive Severance Plan, which provides severance payments and benefits if employment with the Company terminates under certain circumstances specified in the Plan. Participants include the CEO and other executives as recommended by the CEO and approved by the Board or Compensation Committee.

The Executive Severance Plan provides that if the Company terminates a participant’s employment without “Cause” or the participant resigns for “Good Reason” at any time other than the 24-month period beginning on the date of a change in control or within a period of 90 days preceding the change in control (the “Change in Control Period”), the participant is entitled to: (1) 1.5 times for the CEO or 1.0 times for other executives (the “Normal Multiplier”) the participant’s then-current base salary plus the full amount of the participant’s then-current annual target bonus; (2) full vesting in any unvested equity awards with time-based vesting held by the participant under the Company’s then-current outstanding equity incentive plans that would have vested during the period of months equal to the product of (a) the Normal Multiplier and (b) 12 (the “Severance Period”); and (3) continue participating in the Company’s health benefits for the Severance Period, as follows: (a) such continued benefits shall be subject to the participant’s timely election of continuation coverage under COBRA, (b) the Company will pay the Company contribution and the participant shall be required to pay the employee contribution directly or as a reimbursement to the participant at the Company’s sole discretion, (c) the participant’s right to receive such health benefits will terminate if and when the participant secures alternative health benefits from a new employer, or if and when the participant otherwise becomes ineligible for future coverage under COBRA; and (4) the Company shall be required to provide these health benefits only to the extent that the Company continues offering an employee health benefits plan and to the extent that the Company is not required to provide and pay for such post-termination coverage to other employees to avoid a violation of applicable nondiscrimination requirements.

If a participant’s employment is determined without Cause or the participant resigns for Good Reason during the Change in Control Period, the participant is entitled to: (1) 2.0 times for the CEO or 1.5 times for other executives (the “CIC Multiplier”) the participant’s then-current base salary plus the full amount of the participant’s then-current annual target bonus; (2) a pro-rata portion of the participant’s annual target bonus for the calendar year in which such termination occurs based on the period worked by the participant during such calendar year prior to termination; (3) continue participating in the Company’s health benefits for 18 months, as follows: (a) such continued benefits shall be subject to the participant’s timely election of continuation coverage under COBRA, (b) the Company will pay the Company contribution directly or as a reimbursement to the participant at the Company’s sole discretion, (c) the participant’s right to receive further health benefits shall termination if and when the participant secures alternative health benefits from a new employer, or if and when the participant otherwise becomes ineligible for further coverage under COBRA, and (d) the Company shall be required to provide these health benefits only to the extent that the Company continues offering an employee health benefits plan and to the extent that the Company is not required to provide and pay for such post-termination coverage to other employees to avoid a violation of applicable nondiscrimination requirements; (4) professional outplacement services up to $25,000; and (5) full vesting of any outstanding unvested equity awards held by the participant under the Company’s then-current outstanding equity incentive plans (with any equity awards with performance conditions vesting based on target performance).

If a participant’s employment terminates as a result of disability or death, the participant is eligible to receive: (1) a pro-rata portion of the participant’s target bonus for the calendar year in which such termination occurs based on the period worked by the participant during such calendar year prior to termination; and (2) in the case of the participant’s termination of employment as a result of disability, full vesting in any and all equity awards with time-based vesting that would have vested during the 12-month period following the termination date, and in the case of the participant’s death, full vesting of all equity awards (with any equity awards with performance conditions vesting based on target performance). In the case of disability, the participant also remains eligible for vesting of any equity awards with performance conditions outstanding on the date of such termination.

In each case, to be eligible for severance payments or benefits under the Executive Severance Plan, the participant or the participant’s designated beneficiary or estate, as applicable, must execute and not revoke a valid separation and general release, and the participant must comply with certain restrictive covenants, including confidentiality, non-competition, and non-solicitation.

A participant is entitled to the following upon termination of employment whether or not the participant is eligible for severance payments or benefits under the Executive Severance Plan: (1) the portion of the participant’s base salary that has accrued prior to termination and not yet been paid; (2) the portion of the participant’s prior-year annual bonus that has been earned prior to termination and has not yet been paid; (3) the amount of any expenses properly incurred by the participant on behalf of the Company in accordance with Company policy prior to such termination and not yet reimbursed; and (4) the amount of the participant’s vacation time that has accrued prior to termination and has not yet been used.

For purposes of the Executive Severance Plan, “Cause” means a participant’s: (i) willful misconduct or gross negligence with respect to any material aspect of the Company’s business; (ii) refusal to follow the lawful directions of the Company employee to whom the participant reports or, in the case of the CEO, the Board; (iii) breach of a fiduciary duty owed to the Company or its shareholders; (iv) any act of fraud, embezzlement or other material dishonesty with respect to the Company; (v) conviction, plea of nolo contendere, guilty plea, or confession to a crime based upon an act of fraud, embezzlement or dishonesty or to a felony or crime of moral turpitude; (vi) habitual abuse of alcohol or any controlled substance or reporting to work under the influence of alcohol or any controlled substance (other than a controlled substance that participant is properly taking under a current prescription), (vii) misappropriation by the participant of any material assets or any business opportunities of the Company or any of its subsidiaries or affiliates; (viii) a material failure to comply with the Company’s written policies or rules, as they may be in effect from time to time during participant’s employment, including policies and rules prohibiting discrimination or harassment; or (ix) a material breach of any restrictive covenants agreement or any other written agreement between the Company or one of its subsidiaries and the participant, provided that the participant will have 30 days after notice from the Company to cure a failure or breach under (vi), (viii) and (ix), to the extent reasonably curable.

For purposes of the Executive Severance Plan, “Good Reason” means the occurrence of any of the following events without the participant’s consent: (i) a material reduction of the participant’s base salary or annual target bonus as in effect immediately prior to the reduction; (ii) a material reduction in the participant’s authority, duties or responsibilities (other than in connection with a change in control in which the participant retains authority over the Company’s business that is similar to the pre-change in control authority other than such reductions as are typical when becoming a senior executive of an acquirer’s subsidiary or that relate to ceasing to be a senior executive of a publicly traded corporation), (iii) a change in the geographic location of the place where the participant principally performs services for the Company by more than 50 miles from its existing location (other than in connection with business travel); or (iv) in the case of the CEO, the Board’s failure to re-nominate Participant for a seat on the Board, provided that, within 30 days of the first occurrence of the event that the participant believes constitutes Good Reason, the participant notifies the Company in writing of the event, the Company fails to correct the act or omission within 30 days after receiving the participant’s written notice and the participant actually terminates their employment within 60 days after the date the Company receives the participant’s notice.

Director Compensation

No member of our Board who is also a member of management receives cash, equity or other non-equity compensation for service on our Board. Our non-employee director compensation is designed to align compensation with our business objectives and the creation of stockholder value, while enabling us to attract, retain, incentivize, and reward directors who contribute to our long-term success.

Non-Employee Director Compensation

Annual Equity Award. Each non-employee director receives a $150,000 annual equity award comprised solely of RSUs. The chair of our Board receives an additional $25,000 annual equity award comprised solely of RSUs. The awards are granted on the date of each annual meeting of stockholders at which the non-employee director is elected to our Board or continues to serve as a director. Each grant vests in full on the first anniversary of the grant date.

Initial Equity Award. Upon initial election to our Board, each new non-employee director receives an initial equity award equal to 150% of the annual equity award comprised of RSUs. The initial equity award vests in equal installments on the first, second and third anniversary of the date of the grant.

Annual Cash Retainer. Each non-employee director receives an annual cash retainer of $50,000 for his or her service on our Board, and the chair of our Board receives an additional $20,000 cash retainer. Each member of the Audit, Compensation, and Nominating and Corporate Governance Committees receives an annual cash retainer of $10,000, $7,500, and $5,000, respectively. In addition, the chair of each of the Audit, Compensation, and Nominating and Corporate Governance Committees will receive an additional cash retainer of $20,000, $15,000, and $10,000, respectively. The annual cash retainers, as applicable, are payable in quarterly installments, in arrears, at the end of each calendar quarter for the duration of such non-employee director’s service on our Board or committee.

2024 Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Total ($)
(a)	(b)	(c)	(d)
Eric Tech	52,047	150,002	202,049
Kevin Griffin	76,250	169,999	246,249
Jonathan J. Ledecky	63,750	150,002	213,752
John P. Miller	120,751	150,002	270,753
Ja-chin Audrey Lee, Ph.D	44,986	375,001	419,987
Clara Nagy McBane	32,967	375,002	407,969
(a) Mr. Hayes and Mr. Fong are not included in this table. Neither Mr. Hayes nor Mr. Fong were separately compensated for their Board service for any period of time in which they were employed by the Company. Mr. Hayes’ and Mr. Fong’s executive compensation, including Mr. Hayes’ compensation for his Board service for the period of time in which he was not employed by the Company, are included under “Executive Compensation” above.

(b) The amounts in this column reflect Board fees earned for the fiscal year ended December 31, 2024.

(c) The amounts in this column reflect the grant date fair value of grants of RSUs to each non-employee director on August 12, 2024, calculated in accordance with ASC Topic 718, based on the closing price of the Company’s common stock on the grant date. As of December 31, 2024, Mr. Tech held 48,232 unvested RSUs and 52,738 vested options, Mr. Griffin held 54,662 unvested RSUs and 2,414 vested stock options, Mr. Ledecky held 48,232 unvested RSUs and 2,414 vested stock options, Mr. Miller held 54,281 unvested RSUs, Ms. Lee held 115,396 unvested RSUs, and Ms. McBane held 118,987 unvested RSUs.

(d) The amounts in this column reflect total compensation received by each non-employee director for the fiscal year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 11, 2025, certain information with respect to (a) the beneficial ownership of our common stock held by (i) each of our directors, (ii) each of our named executive officers, and (iii) all of our current directors and executive officers as a group, and (b) stockholders known to us to beneficially own more than 5% of our common stock. For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Exchange Act. In general, beneficial ownership includes any shares of common stock as to which the individual has sole or shared voting or investment power. The Company deemed shares of our common stock that may be acquired by an individual or group within 60 days of March 11, 2025 pursuant to the exercise of options or warrants or the vesting of restricted stock units to be outstanding for the purpose of computing the percentage ownership of such individual or group, but those shares are not deemed outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, the Company believes that the stockholders named in this table have sole voting and investment power with respect to all shares of our common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage ownership is based on 18,162,029 shares of our common stock outstanding on March 11, 2025.

	Shares Beneficially Owned
Name and Address	Number	Percent
Directors and Named Executive Officers(1)
Christopher Hayes(2)	213,478	1.2%
Christian Fong	—	*
Sarah Weber Wells(3)	70,665	*
Jonathan M. Norling(4)	75,420	*
Eric Tech(5)	161,087	*
Kevin Griffin(6)	754,215	4.2%
Jonathan J. Ledecky(7)	642,586	3.5%
John P. Miller(8)	80,594	*
Ja-chin Audrey Lee, Ph. D.(9)	24,157	*
Clara Nagy McBane	2,000	*
All directors and executive officers as a group (9 persons)	2,024,202	11.1%

* Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)The business address of the stockholder is c/o Spruce Power Holding Corporation, 2000 S Colorado Blvd, Suite 2-825, Denver, Colorado 80222

(2)Consists of (a) 67,363 shares held of record, (b) options to purchase 123,956 shares of our common stock, and (c) restricted stock units as to 22,159 shares, which vest within 60 days of March 11, 2025.

(3)Consists of (a) 25,722 shares held of record and (b) restricted stock units as to 44,943 shares, which vest within 60 days of March 11, 2025.

(4)Consists of (a) 29,509 shares held of record and (b) restricted stock units as to 45,911 shares, which vest within 60 days of March 11, 2025.

(5)Consists of (a) 102,099 shares held in trusts of which Mr. Tech is the co-trustee and has or shares investment and voting power, (b) 3,125 shares held by a daughter of Mr. Tech, (c) 3,125 shares held by another daughter of Mr. Tech, and (d) options to purchase 52,738 shares of our common stock.

(6)Consists of (a) options to purchase 2,414 shares of our common stock; (b) 487,218 shares of our common stock managed by MGG Investment Group, LP (“MGG”), that allocates to various held funds of which Mr. Griffin is the Chief Executive Officer and Chief Investment Officer, and (c) 264,583 shares of common stock issuable upon exercise of warrants held by MGG, of which Mr. Griffin is the Chief Executive Officer and Chief Investment Officer. Notwithstanding his dispositive and voting control over such shares, Mr. Griffin disclaims beneficial ownership of the shares of our common stock and warrants held by MGG, except to the extent of his proportionate pecuniary interest therein. The business address of each of the foregoing is c/o Graubard Miller, The Chrysler Building, 405 Lexington Avenue, 11th Floor, New York, New York 10174.

(7)Consists of (a) 47,464 shares held of record, (b) options to purchase 2,414 shares of our common stock, and (c) 328,125 shares and 264,583 shares of common stock issuable upon exercise of warrants held by Ironbound Partners Fund, LLC, an affiliate of Mr. Ledecky. Notwithstanding his dispositive and voting control over such shares, Mr. Ledecky disclaims beneficial ownership of the shares of our common stock and warrants held by Ironbound Partners Fund, LLC, except to the extent of his proportionate pecuniary interest therein. The business address of Mr. Ledecky is c/o Graubard Miller, The Chrysler Building, 405 Lexington Avenue, 11th Floor, New York, New York 10174.

(8)Consists of (a) 74,545 shares held of record and (b) restricted stock units as to 6,049 shares, which vest within 60 days of March 11, 2025.

(9)Consists of (a) 1,769 shares held of record and (b) restricted stock units as to 22,388 shares, which vest within 60 days of March 11, 2025.
Equity Compensation Plan Information

The following table summarizes share information, as of December 31, 2024, for the Company’s equity compensation plans and arrangements, consisting of the Spruce Power Holding Corp. 2020 Equity Incentive Plan and XL Hybrids, Inc. 2010 Equity Incentive Plan. New awards may only be made under the Spruce Power Holding Corp. 2020 Equity Incentive Plan.

The Spruce Power Holding Corp. 2020 Equity Incentive Plan is intended to encourage ownership of shares by employees and directors of and certain consultants to the Company and its affiliates in order to attract and retain such people, to induce them to work for the benefit of the Company or of an affiliate and to provide additional incentive for them to promote the success of the Company or of an affiliate. The Spruce Power Holding Corp. 2020 Equity Incentive Plan provides for the granting of ISOs, non-qualified options, stock grants and stock-based awards.

Plan Category	Number of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants, and Rights(1) (a)	Weighted-Average Exercise Price Of Outstanding Options, Warrants, and Rights(1) (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,722,201	$9.34	6,929,980(2)
Equity compensation plans not approved by security holders	—	—	—
Total	2,722,201	$—	6,929,980
(1) Consists of options with respect to 488,385 shares outstanding as of December 31, 2024 and RSUs with respect to 2,233,816 shares unvested as of December 31, 2024. The weighted-average exercise price does not take the RSUs into account.

(2)Under the Spruce Power Holding Corp. 2020 Equity Incentive Plan, on the first day of each fiscal year of the Company until the second day of fiscal year 2030, the number of shares that may be issued from time to time pursuant to the Plan, shall be increased by an amount equal to the lesser of (i) 5% of the number of outstanding shares of Common Stock on such date and (ii) an amount determined by the Board, unless it has delegated power to act on its behalf to the Compensation Committee, in which case the amount shall be determined by the Compensation Committee. Notwithstanding the foregoing, the maximum number of shares that may be issued as ISOs under the Plan shall be 260,000,000.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions

Our Board adopted a written related person transactions policy that sets forth policies and procedures regarding the identification, review, consideration and oversight of related person transactions. For purposes of this policy only, a related person transaction is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company or any of its subsidiaries, are participants involving an amount that exceeds $120,000, in which any related person has a material interest.

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

Under the related person transaction policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of our voting securities, an officer with knowledge of a proposed transaction, will be required to present information regarding the proposed related person transaction to our Audit Committee (or to another independent body of our Board) for review. To identify related person transactions in advance, we expect to rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related person transactions, our Audit Committee is expected to take into account the relevant available facts and circumstances, which may include, but are not limited to:

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

We do not have any related person transactions to report under relevant SEC rules and regulations.
Director Independence

New York Stock Exchange listing standards require a majority of our directors and each member of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee to be independent. In addition, our Corporate Governance Guidelines require a majority of our directors to be independent. The Board determined that all of our directors are independent, except for Mr. Hayes, due to his employment by our Company, and Mr. Tech, due to his employment as the Company’s Chief Executive Officer from December 2021 until February 1, 2023. Specifically, the following directors are independent under New York Stock Exchange listing standards: Mr. Griffin, Mr. Ledecky, Mr. Miller, Ms. Lee and Ms. McBane.
Item 14. Principal Accountant Fees and Services

Pre-Approval Policies and Procedures

The Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1.Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, standalone subsidiary audits, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and include fees in the areas of tax compliance, tax planning, and tax advice.

4.Other Fees are those associated with services not captured in the other categories, including subscriptions to research tools and registration fees for seminars and/or conferences.

Prior to engagement, the Audit Committee pre-approves these services by category or service. The fees are budgeted, and the Audit Committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging our independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for information purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.
Auditor Fees
The following table presents the aggregate fees for professional services rendered by Deloitte & Touche LLP for the fiscal years ended December 31, 2024 and December 31, 2023.
All fees and services described in the table below were pre-approved by the Audit Committee.

	2024	2023
Audit Fees:(1)	$3,261,056	$2,905,000
Audit Related Fees:(2)	435,000	485,000
Tax Fees:(3)	108,000	17,894
All Other Fees:(4)	5,551	5,251
Total Aggregate Fees:	$3,809,607	$3,413,145

(1) Audit Fees consisted of audit work performed in the preparation of financial statements and work during the fiscal year to implement standards and controls under Sarbanes-Oxley procedures.

(2) Audit Related Fees were related to the Company’s standalone subsidiary annual reports required by lender agreements.

(3) Tax Fees were related to tax consulting services.

(4) All other fees were related to subscriptions to research tools and registration fees for seminars and/or conferences.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)Documents filed as part of this report.
1.The following financial statements of Spruce Power Holding Corporation and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, are included in this report:
2.List of financial statement schedules:
All schedules have been omitted since they are not applicable, or the required information is shown in the financial statements or notes thereto.
3.List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.
(b)Exhibits.

Exhibit No.	Description	Included	Form	Exhibit	Filing Date
2.1	Membership Interest Purchase and Sale Agreement, dated as of September 9, 2022, by and between the Company, SF Solar Blocker 2 LLC, SF Solar Blocker 3 LLC, Spruce Holding Company 3 Holdco LLC and HPS Investment Partners, LLC	By Reference	8-K	2.1	September 15, 2022
2.2*+	Asset Purchase Agreement by and between NJR Clean Energy Ventures II Corporation, as Seller, and Spruce Power 5, LLC, as Buyer, dated as of November 22, 2024	By Reference	8-K	2.1	November 26, 2024
3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	8-K	3.1	December 23, 2020
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation	By Reference	8-K	3.1	October 6, 2023
3.3	Certificate of Amendment changing name of Registrant to Spruce Power Holding Corporation	By Reference	8-K	3.1	November 14, 2022
3.4	Amended and Restated Bylaws, as amended as of November 10, 2022	By Reference	8-K	3.2	November 14, 2022
4.1	Description of Registered Securities	Herewith

Exhibit No.	Description	Included	Form	Exhibit	Filing Date
10.1	Amended and Restated Credit Agreement, dated August 18, 2023 among Spruce Power 2, LLC, as Borrower, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company as Administrative Agent and the Issuing Bank, and the lenders from time to time party thereto.	By Reference	10-Q	10.1	November 13, 2023
10.2†	Supply Agreement, dated as of July 19, 2019, by and between XL Hybrids, Inc. and Parker-Hannifin Corporation.	By Reference	S-4/A	10.1	November 10, 2020
10.3	Form of Subscription Agreement.	By Reference	8-K	10.1	September 18, 2020
10.4	Registration Rights Agreement.	By Reference	S-4	10.6	October 2, 2020
10.5#	Spruce Power Holding Corp. 2020 Equity Incentive Plan.	By Reference	10-K	10.5	April 9, 2024
10.6#	Spruce Power Holding Corp. 2020 Equity Incentive Plan Form of Stock Option Agreement.	By Reference	10-K	10.6	April 9, 2024
10.7#	Spruce Power Holding Corp. 2020 Equity Incentive Plan Form of Restricted Stock Unit Agreement.	By Reference	10-K	10.7	April 9, 2024
10.8#	Form of Indemnification Agreement between the Registrant and each officer and director.	By Reference	8-K	10.11	December 23, 2020
10.9	Amended and Restated Credit Agreement, dated October 29, 2019, among Kilowatt Systems, LLC, Volta MH Owner II, LLC, Greenday Finance I LLC and SpruceKismet, LLC, as Co-Borrowers, Silicon Valley Bank, as Administrative Agent, ING Capital LLC and Silicon Valley Bank as Issuing Banks, and the financial institutions from time to time party thereto as lenders, as conformed for each of Omnibus Amendment and Consent, dated as of March 5, 2020, Amendment to Credit Agreement, dated as of May 29, 2020, and Omnibus Amendment and Consent, dated March 18, 2021.	By Reference	8-K	10.1	September 15, 2022
10.10	Amended and Restated Credit Agreement, dated July 12, 2022, among Spruce Power 2, LLC, as Borrower, Silicon Valley Bank, as Administrative Agent and the Issuing Bank, and the lenders from time to time party thereto.	By Reference	8-K	10.2	September 15, 2022
10.11	Credit Agreement, dated November 13, 2020, among Spruce Power 3, LLC, as Borrower, KeyBank National Association, as Administrative Agent and Issuing Bank, and the lenders from time to time party thereto.	By Reference	8-K	10.3	September 15, 2022
10.12	Omnibus Amendment and Accession dated April 8, 2022, among KWS Solar Term Parent 1 LLC, KWS Solar Term Parent 2 LLC and KWS Solar Term Parent 3 LLC, as Co-Borrowers, KeyBank National Association, as Administrative Agent, and the lenders from time to time party thereto.	By Reference	8-K	10.4	September 15, 2022

Exhibit No.	Description	Included	Form	Exhibit	Filing Date
10.13	Waiver and Second Amendment to Amended and Restated Credit Agreement, dated July 12, 2022, among KWS Solar Term Parent 1 LLC, KWS Solar Term Parent 2 LLC, KWS Solar Term Parent 3 LLC and Spruce Power 3 Holdco, LLC, as Co-Borrowers, KeyBank National Association, as Administrative Agent, and the lenders from time to time party thereto.	By Reference	8-K	10.5	September 15, 2022
10.14#	Executive Employment Agreement, dated April 12, 2024, by and between Spruce Power Holding Corporation and Christopher Hayes	By Reference	10-Q	10.2	August 14, 2024
10.15#	Executive Separation Agreement, dated April 12, 2024, by and between Spruce Power Holding Corporation and Christian Fong	By Reference	10-Q	10.3	August 14, 2024
10.16#	Executive Employment Agreement, dated September 9, 2022, by and between XL Fleet Corp. and Christian Fong.	By Reference	8-K	10.6	September 15, 2022
10.17#	Restricted Stock Award Grant under the Registrant’s 2020 Equity Incentive Plan, dated September 9, 2022, to Christian Fong by XL Fleet Corp.	By Reference	8-K	10.7	September 15, 2022
10.18#	Amended Offer Letter, dated June 13, 2024, by and between Spruce Power Holding Corporation and Sarah Wells	By Reference	10-Q	10.4	August 14, 2024
10.19#	Offer Letter, dated October 25, 2018, by and between Spruce Lending Inc. and Sarah Weber Wells	By Reference	8-K	10.1	May 11, 2023
10.20#	Enhanced Severance Letter, dated April 27, 2022, between the Company and Sarah Weber Wells	By Reference	8-K	10.2	May 11, 2023
10.21#	Amended and Restated At-will Employment, Confidential Information Invention Assignment, and Arbitration Agreement, dated January 1, 2022, by and between Solar Service Experts and Jonathan M. Norling	By Reference	10-Q	10.1	August 14, 2024
10.22	Cooperation Agreement, dated June 21, 2024, by and among Spruce Power Holding Corporation, Clayton Capital Appreciation Fund, L.P. and Clayton Partners LLC	By Reference	8-K	10.1	June 24, 2024
10.23	Credit Agreement, dated as of June 26, 2024, among Spruce SET Borrower 2024, LLC, as Borrower, Barings GPSF LLC, as Facility Agent for the financial institutions that may from time to time become parties hereto as Lenders, Computershare Trust Company, National Association, as Collateral Agent and as Paying Agent and Lenders from time to time party thereto	By Reference	8-K	10.1	July 1, 2024

Exhibit No.	Description	Included	Form	Exhibit	Filing Date
10.24†	Credit Agreement, dated as of November 22, 2024, among Spruce Power 5 Borrower 2024, LLC, as Borrower, Banco Santander, S.A., New York Branch, as Facility Agent, Computershare Trust Company, National Association, as Collateral Agent, as Paying Agent and as Securities Intermediary and The Lenders from time to time party thereto	By Reference	8-K	10.1	November 26, 2024
10.25*#	Executive Severance Plan	Herewith
16.1	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated February 5, 2025	By Reference	8-K	16.1	February 5, 2025
16.2	Letter from CohnReznick LLP to the Securities and Exchange Commission dated February 5, 2025	By Reference	8-K	16.2	February 5, 2025
19.1	Spruce Power Holding Corporation Insider Trading Policy	Herewith
21	Subsidiaries of the Registrant	Herewith
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm	Herewith
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
Herewith
32.1^*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
32.2^*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
97*	Spruce Power Holding Corporation Clawback Policy	Herewith
101.INS*	Inline XBRL Instance Document	Herewith
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Herewith
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Herewith
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	Herewith
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	Herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Herewith

Exhibit No.	Description	Included	Form	Exhibit	Filing Date
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Herewith
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
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRUCE POWER HOLDING CORPORATION

Date: March 31, 2025	By:	/s/ Christopher Hayes
	Name:	Christopher Hayes
	Title:	Chief Executive Officer
(Principal Executive Officer)

SPRUCE POWER HOLDING CORPORATION

Date: March 31, 2025	By:	/s/ Sarah Weber Wells
	Name:	Sarah Weber Wells
	Title:	Chief Financial Officer and Head of Sustainability
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Person	Capacity	Date

/s/ Christopher Hayes	Chief Executive Officer and Director	March 31, 2025
Christopher Hayes	(Principal Executive Officer)

/s/ Sarah Weber Wells	Chief Financial Officer and Head of Sustainability	March 31, 2025
Sarah Weber Wells	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kevin Griffin	Director	March 31, 2025
Kevin Griffin

/s/ Jonathan J. Ledecky	Director	March 31, 2025
Jonathan J. Ledecky

/s/ John P. Miller	Director	March 31, 2025
John P. Miller

/s/ Eric Tech	Director	March 31, 2025
Eric Tech

/s/ Ja-chin Audrey Lee	Director	March 31, 2025
Ja-chin Audrey Lee

/s/ Clara Nagy McBane	Director	March 31, 2025
Clara Nagy McBane