Form 10-Q
period 2025-03-31
SPRUCE POWER HOLDING CORP
filed 2025-05-14
CIK 1772720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
___________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 12, 2025, 17,826,560 shares of the Registrant’s common stock, $0.0001 par value, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to future events or our future financial performance including, but not limited to, statements regarding our plans, strategies and prospects, both business and financial, our growth plans, future financial and operating results, costs and expenses, the outcome of contingencies, financial condition, results of operations, liquidity, cost savings, business strategies, and other statements that are not historical facts. Forward-looking statements generally are characterized by the use of certain words or phrases (and their derivatives) such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “opportunity,” “plan,” “goals,” “target” “predict,” “potential,” “estimate,” “should,” “will,” “would,” “continue,” “likely,” and similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These statements are based upon our current plans and strategies, management’s assumptions and expectations about future events, and market conditions, which management believes are reasonable as of the date of this report, and reflect our current assessment of the risks and uncertainties related to its business and are made as of the date of this report. Although we believe that our expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of our existing knowledge of our business and operation, there can be no assurance that actual future results, performance or achievements of, or trends affecting, us will not differ materially from any future results, performance, achievements or trends expressed or implied by such forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from historical results or the forward-looking statements contained herein, including but not limited to:
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
•We are subject to risks relating to our outstanding debt, including risks relating to rising interest rates and the risk that we may not have sufficient cash flow to pay or refinance our debt.
•We may be adversely affected by the impact of natural disasters and other events beyond our control, such as hurricanes, wildfires, or pandemics.
•We are subject to cybersecurity risks.
•We are subject to risks relating to general economic, financial, legal, political, and business conditions and changes in domestic and foreign markets.
•Our business may be adversely affected by economic conditions, including market interest rates, inflation, recessionary conditions and United States (the “U.S.”) and global trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom.
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

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are more fully described in Part II, Item 1A under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in Part I, Item 1A under the heading “Risk Factors”, within our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “Annual Report”). These factors are not exhaustive. Other sections of this Quarterly Report on Form 10-Q, such as Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 describe additional factors that could adversely affect the business, financial condition or results of operations of the Company and its consolidated subsidiaries. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Part I - Financial Information
Item 1. Financial Statements
Spruce Power Holding Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	As of
(In thousands, except share and per share amounts)	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$61,924	$72,802
Restricted cash	34,545	36,346
Accounts receivable, net of allowance of $0.6 million and $0.8 million as of March 31, 2025 and December 31, 2024, respectively	19,545	15,010
Interest rate swap assets, current	5,408	6,258
Prepaid expenses and other current assets	4,448	6,014
Total current assets	125,870	136,430
Investment related to SEMTH master lease agreement	137,621	136,942
Property and equipment, net	582,849	589,014
Interest rate swap assets, non-current	14,240	18,414
Intangible assets, net	8,675	8,957
Deferred rent assets	3,975	3,717
Right-of-use assets, net	4,502	4,750
Other assets	255	255
Total assets (Note 11. Consolidated VIEs and Noncontrolling Interests)	$877,987	$898,479
Liabilities, noncontrolling interests and stockholders’ equity
Current liabilities
Accounts payable	$775	$987
Non-recourse debt, current	28,347	28,310
Accrued expenses and other current liabilities	28,096	28,125
Deferred revenue, current	1,199	1,194
Lease liability, current	841	892
Interest rate swap liabilities, current	90	—
Current liabilities of discontinued operations	48	61
Total current liabilities	59,396	59,569
Non-recourse debt, non-current	671,775	677,021
Deferred revenue, non-current	2,946	2,790
Lease liability, non-current	4,631	4,848
Unfavorable solar renewable energy agreements, net	3,295	4,134
Interest rate swap liabilities, non-current	1,508	385
Other long-term liabilities	3,620	3,540
Long-term liabilities of discontinued operations	37	40
Total liabilities (Note 11. Consolidated VIEs and Noncontrolling Interests)	747,208	752,327
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value; 350,000,000 shares authorized at March 31, 2025 and December 31, 2024; 19,431,994 and 18,040,834 shares issued and outstanding at March 31, 2025, respectively, and 19,403,262 and 18,311,054 shares issued and outstanding at December 31, 2024, respectively	2	2
Additional paid-in capital	479,192	478,366

Accumulated deficit	(343,715)	(328,377)
Treasury stock at cost, 1,391,160 shares and 1,092,208 at March 31, 2025 and December 31, 2024, respectively	(7,085)	(6,277)
Noncontrolling interests	2,385	2,438
Total stockholders’ equity	130,779	146,152
Total liabilities, noncontrolling interests and stockholders’ equity	$877,987	$898,479
See Notes to Unaudited Condensed Consolidated Financial Statements.

Spruce Power Holding Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share and share amounts)	2025	2024

Revenues	$23,818	$18,287
Operating expenses:
Cost of revenues - solar energy systems depreciation	7,285	5,735
Cost of revenues - operations and maintenance	3,896	3,133
Selling, general and administrative expenses	14,100	13,469
Litigation settlements	566	—
Gain on asset disposal, net	(335)	(453)
Total operating expenses	25,512	21,884
Loss from operations	(1,694)	(3,597)
Other (income) expense:
Interest income	(5,267)	(5,386)
Interest expense, net	12,667	10,942
Change in fair value of warrant liabilities	—	(9)
Change in fair value of interest rate swaps	6,237	(6,409)
Other income, net	(21)	(286)
Net loss from continuing operations	(15,310)	(2,449)
Net loss from discontinued operations	(4)	(1)
Net loss	(15,314)	(2,450)
Less: Net income attributable to noncontrolling interests	24	4
Net loss attributable to stockholders	$(15,338)	$(2,454)
Net loss from continuing operations per share, basic and diluted	$(0.84)	$(0.13)
Net loss from discontinued operations per share, basic and diluted	$—	$—
Net loss attributable to stockholders per share, basic and diluted	$(0.84)	$(0.13)
Weighted-average shares outstanding, basic and diluted	18,187,637	19,098,246

See Notes to Unaudited Condensed Consolidated Financial Statements.

Spruce Power Holding Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount			Shares	Amount
Balance at December 31, 2024	19,403,262	$2	$478,366	$(328,377)	1,092,208	$(6,277)	$2,438	$146,152
Issuance of restricted stock	28,732	—	—	—	—	—	—	$—
Share repurchases	—	—	—	—	298,952	(808)	—	$(808)
Capital distributions to noncontrolling interests	—	—	—	—	—	—	(77)	$(77)
Stock-based compensation expense, net	—	—	826	—	—	—	—	$826
Net income (loss)	—	—	—	(15,338)	—	—	24	$(15,314)
Balance at March 31, 2025	19,431,994	$2	$479,192	$(343,715)	1,391,160	$(7,085)	$2,385	$130,779

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount			Shares	Amount
Balance at December 31, 2023	19,093,186	$2	$475,654	$(257,888)	800,650	$(5,424)	$2,325	$214,669
Issuance of restricted stock	5,060	—	—	—	—	—	—	—
Capital distributions to noncontrolling interests	—	—	—	—	—	—	(76)	(76)
Stock-based compensation expense, net	—	—	821	—	—	—	—	821
Net income (loss)	—	—	—	(2,454)	—	—	4	(2,450)
Balance at March 31, 2024	19,098,246	$2	$476,475	$(260,342)	800,650	$(5,424)	$2,253	$212,964
See Notes to Unaudited Condensed Consolidated Financial Statements.

Spruce Power Holding Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2025	2024

Operating activities:
Net loss	$(15,314)	$(2,450)
Add back: Net loss from discontinued operations	4	1
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation, net	826	821
Bad debt expense	244	517
Amortization of deferred revenue	(86)	(37)
Depreciation and amortization expense, net of $0.7 million amortization related to unfavorable solar renewable energy agreements for each period	6,800	5,234
Accretion expense	80	59
Change in fair value of interest rate swaps	6,237	(6,409)
Change in fair value of warrant liabilities	—	(9)
Interest income related to SEMTH master lease agreement	(4,521)	(3,748)
Gain on disposal of assets	(335)	(453)
Change in operating right-of-use assets and lease liability	(20)	22
Amortization of debt discount and deferred financing costs	1,637	1,457
Changes in operating assets and liabilities:
Accounts receivable, net	(5,285)	(2,290)
Deferred rent assets	(258)	(355)
Prepaid expenses and other current assets	1,566	4,532
Other assets	—	2
Accounts payable	(212)	(351)
Accrued expenses and other current liabilities	(714)	(19,278)
Other long-term liabilities	—	1
Deferred revenue	247	532
Net cash used in continuing operating activities	(9,104)	(22,202)
Net cash provided by (used in) discontinued operating activities	(20)	15
Net cash used in operating activities	(9,124)	(22,187)
Investing activities:
Proceeds from sale of solar energy systems	1,357	1,257
Proceeds from investment related to SEMTH master lease agreement	4,527	4,501
Cash paid for acquisitions	(1,621)	—
Purchases of other property and equipment	(87)	(67)
Net cash provided by continuing investing activities	4,176	5,691
Net cash provided by discontinued investing activities	—	—
Net cash provided by investing activities	4,176	5,691
Financing activities:
Repayments of non-recourse debt	(6,846)	(6,701)
Share repurchases	(808)	—
Capital distributions to noncontrolling interests	(77)	(76)
Net cash used in continuing financing activities	(7,731)	(6,777)

Net cash used in discontinued financing activities	—	—
Net cash used in financing activities	(7,731)	(6,777)
Net change in cash and cash equivalents and restricted cash:	(12,679)	(23,273)
Cash and cash equivalents and restricted cash, beginning of period	109,148	172,941
Cash and cash equivalents and restricted cash, end of period	$96,469	$149,668
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,275	$6,329

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

The Company’s primary customers are homeowners and its core solar service offerings to these customers generate revenues primarily through (i) the sale of electricity generated by its home solar energy systems to homeowners pursuant to long-term Customer Agreements as defined below, which require the homeowners to make recurring monthly payments, (ii) third-party contracts to sell solar renewable energy credits (“SRECs”) generated by the Company’s home solar energy systems for contracted prices, and (iii) the servicing of third-party owned solar energy systems through the Company’s Spruce Pro servicing platform, which is contracted to offer portfolio managed services to third-party owners, as well as to the Company’s portfolio of home solar energy systems (the “Portfolio”). These portfolio managed services include (a) billing and collections/asset recovery, (b) account support services, (c) financial asset management, (d) homeowner support and servicing technology, (e) asset operations, and (f) transaction and execution services related to SRECs.

In addition to the Company’s core solar service offerings, the Company generates cash flows and earns interest income from customer contracts related to a master lease agreement, which is referred to in this Quarterly Report on Form 10-Q as the SEMTH Master Lease. The Company also holds subsidiary fund companies that own and operate the Company’s portfolio of home solar energy systems, which are subject to solar lease agreements (“SLAs”) and power purchase agreements (“PPAs”, together with the SLAs, “Customer Agreements”) with residential customers who benefit from the production of electricity generated by the Company’s Portfolio, which may qualify for subsidies, renewable energy credits and other incentives as provided by various states and local agencies. These benefits have generally been retained by the Company's subsidiaries that own the systems, with the exception of the investment tax credit (“ITCs”) under Section 48 of the Internal Revenue Code, as amended, (the “IRC”), which were generally passed through to the various financing partners of the solar energy systems.
Historically, the Company provided fleet electrification solutions for commercial vehicles in North America, offering its systems for vehicle electrification (the “Drivetrain” business) and offering and installing charging stations to enable customers to develop charging infrastructure required for electrified vehicles (the “XL Grid” business). The Company ceased the Drivetrain and XL Grid operations in late 2022, and both are presented as discontinued operations in the unaudited condensed consolidated financial statements (see Note 14. Discontinued Operations).
Liquidity
The Company’s debt obligations under the SP1 Facility are non-recourse to the Company (see Note 7. Non-Recourse Debt) and have a maturity date of April 30, 2026 (the “SP1 Maturity Date”). The Company plans either to extend the SP1 Facility on its current terms with the existing lenders, or to refinance the SP1 facility with new lenders, prior to the Maturity Date and consistent with the Company’s historical financing strategy for investing in solar assets on a leveraged basis. Management has begun discussions with potential lenders for an extension or refinancing of the SP1 Facility, and based on these discussions, the Company’s management believes that such an extension or refinancing is highly likely to be completed prior to the Maturity Date.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Because (i) the Maturity Date of the SP1 Facility is within twelve months from the date these unaudited condensed consolidated financial statements are issued, (ii) the Company has not yet entered into a commitment to extend or refinance the SP1 Facility although the maturity date is in April 2026, (iii) the Company has determined that it is unlikely to have sufficient cash on hand or proceeds from currently available liquidity sources to satisfy the SP1 Facility at the Maturity Date, and (iv) the Company has experienced recurring net losses and negative cash flows from operations, these conditions raise doubt about the Company’s ability to continue as a going concern. However, based on management’s discussions with potential lenders described in the prior paragraph, and the Company’s historical financing strategy for investing in solar assets on a leveraged basis, the Company’s management has determined that it is probable that the SP1 Facility will be extended or refinanced prior to its Maturity Date, and that any such doubt is alleviated by management's plans to extend or refinance the SP1 Facility prior to the Maturity Date.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Dollars in thousands, except share and per share data)
Note 2. Summary of Significant Accounting Policies
Basis of unaudited condensed consolidated financial statement presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. The Company has condensed or omitted certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As such, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2024 annual audited consolidated financial statements and accompanying notes included in its Annual Report. The Company’s interim unaudited condensed consolidated financial statements reflect all normal and recurring adjustments and material adjustments for nonrecurring transactions and events necessary, in its opinion, to state fairly the financial position and results of operations for the reported periods. Amounts reported for interim periods may not be indicative of a full year period due to the Company’s continual growth, seasonal fluctuations in demand for power, timing of maintenance and other expenditures, changes in interest expense and other factors.
The Company's accompanying unaudited condensed consolidated financial statements include the accounts of its wholly owned subsidiaries and two controlled variable interest entities (“VIEs”), for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the Company’s presentation as of and for the quarter ended March 31, 2025, and such reclassifications had no effect on the Company’s previously reported financial position, results of operations, or cash flows.
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of income and expenses during the reporting period. The Company’s most significant estimates and judgments involve (i) valuation allowance on deferred income taxes, (ii) warranty reserves, (iii) valuation of stock-based compensation, (iv) the useful lives of certain assets and liabilities, including property and equipment, and intangible assets, (v) the allowance for current expected credit losses, (vi) valuation of business combinations, including the fair values and useful lives of acquired assets and assumed liabilities, and the fair value of asset acquisitions, and (vii) the fair value estimates of long-lived assets in impairment analysis. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.
Variable interest entities
The Company consolidates any VIE of which it is the primary beneficiary. The Company formed or acquired VIEs which are partially funded by tax equity investors in order to facilitate the funding and monetization of certain attributes associated with solar energy systems. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. A variable interest holder is required to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company evaluates its relationships with the VIEs on an ongoing basis to determine if it is the primary beneficiary. The Company’s initial investments in Volta Solar Owner II, LLC and ORE F4 HoldCo, LLC (collectively, the “Funds”) were determined to be VIEs and remained as such as of March 31, 2025 and December 31, 2024. See Note 11. Consolidated VIEs and Noncontrolling Interests.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
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
Concentration of credit risks and revenue
Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. At times, the Company may hold cash balances at a single bank in excess of the Federal Deposit Insurance Corporation deposit insurance limit of $250,000. At March 31, 2025 and December 31, 2024, the Company had cash in excess of the federal deposit insurance limit. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as most of the balances are invested in treasury bills, which are government backed securities.
As of and for the three months ended March 31, 2025, the Company had one customer that represented 31% and 12% of the Company’s accounts receivable and revenues, respectively. As of December 31, 2024, the Company had no customers that represented at least 10% of the Company’s accounts receivable, and for the three months ended March 31, 2024, the Company had no customers that represented at least 10% of the Company’s revenues.

Restricted cash

Restricted cash held at March 31, 2025 and December 31, 2024 of $34.5 million and $36.3 million, respectively, primarily consists of cash that is subject to restriction due to provisions in the Company's financing agreements and the operating agreements of subsidiary fund companies. The carrying amount reported in the unaudited condensed consolidated balance sheets for restricted cash approximates its fair value.

The following table provides a reconciliation of cash and cash equivalents and restricted cash to the total amounts shown within the unaudited condensed consolidated statements of cash flows for each period ended:

	As of
(Amounts in thousands)	March 31, 2025	March 31, 2024
Cash and cash equivalents	$61,924	$120,581
Restricted cash	34,545	29,087
Total cash, cash equivalents and restricted cash	$96,469	$149,668

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Accounts receivable, net
Accounts receivable, net primarily represent amounts due from the Company’s customers. Accounts receivable is recorded net of allowance for expected credit losses, which is determined by the Company’s assessment of the collectability of customer accounts based on the best available data at the time of the assessment. Management reviews the allowance by considering factors such as historical experience, contractual term, aging category and current economic conditions that may affect customers. The following table presents the changes in the allowance for credit losses recorded against accounts receivable, net on the unaudited condensed consolidated balance sheets:

	As of
(Amounts in thousands)	March 31, 2025	December 31, 2024
Balance at the beginning of the period	$757	$1,693
Write-off of uncollectible accounts	(405)	(2,322)
Provision for current expected credit losses	244	1,386
Balance at the end of the period	$596	$757
Investment related to SEMTH master lease agreement and interest income
The Company accounts for its investment related to the SEMTH, as defined below, master lease agreement in accordance with Accounting Standards Codification (“ASC”) 325-40, Investments—Other—Beneficial Interests in Securitized Financial Assets. The Company recognizes accretable yield as interest income over the life of the related beneficial interest using the effective yield method, which is reflected within interest income in the unaudited condensed consolidated statements of operations in the amount of $4.6 million and $3.8 million for the three months ended March 31, 2025 and 2024, respectively. On a recurring basis, the Company evaluates changes in the cash flows expected to be collected from the cash flows previously projected, and when favorable or adverse changes are identified, the Company prospectively updates its expectation of cash flows to be collected and recalculates the amount of accretable yield for the related beneficial interest.
Favorable or adverse changes deemed other than temporary are accounted for as a change in estimate in conformity with ASC 250, Accounting Changes and Error Corrections, with the amount of periodic accretion adjusted over the remaining life of the master lease agreement. During the three months ended March 31, 2025 and 2024, the Company had no revisions to its estimated cash flows expected to be collected related to the SEMTH master lease agreement, and as a result, recognized no additional accretable yield within interest income in the unaudited condensed consolidated statements of operations.
Impairment of long-lived assets
The Company reviews long-lived assets, such as property and equipment and intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. The Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluates the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value. There were no long-lived asset impairment charges recognized during the three months ended March 31, 2025 and 2024.
Contingencies

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
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

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, net, accounts payable, accrued expenses and other current liabilities, non-recourse debt, and interest rate swaps. The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities approximates fair value due to the short-term nature of those instruments. See Note 9. Fair Value Measurements for additional information on assets and liabilities measured at fair value.
Revenues
The Company’s revenue is derived from its home solar energy portfolio and servicing platform, which primarily generates revenue through the sale to homeowners of power generated by home solar energy systems pursuant to long-term agreements. Pursuant to ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company has elected the “right to invoice” practical expedient for energy generation and servicing revenues, and revenues for the performance

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
obligations related to energy generation and servicing revenue are recognized as services are rendered based upon the underlying contractual arrangements.
The following table presents the detail of the Company’s revenues as reflected within the unaudited condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
PPA revenues	$7,896	$7,519
SLA revenues	9,940	7,291
Solar renewable energy credit revenues	3,855	1,837
Government incentives	68	77
Servicing revenues	649	—
Intangibles amortization, unfavorable solar renewable energy revenue agreements	748	746
Other revenue	662	817
Total	$23,818	$18,287
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
•PPA revenues - Under ASC 606, issued by the Financial Accounting Standards Board (“FASB”), PPA revenue is recognized when generated based upon the amount of electricity delivered as determined by remote monitoring equipment at solar rates specified under the PPAs.

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

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Solar renewable energy credit revenues
The Company enters into contracts with third parties to sell SRECs generated by the solar energy systems for fixed prices. Certain contracts that meet the definition of a derivative may be exempted as normal purchase or normal sales transactions (“NPNS”). NPNS are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Certain SREC contracts meet these requirements and are designated as NPNS contracts. Such SRECs are exempted from the derivative accounting and reporting requirements, and the Company recognizes revenues in accordance with ASC 606. The Company recognizes revenue for SRECs based on pricing predetermined within the respective contracts at a point in time when the SRECs are transferred. As SRECs can be sold separate from the actual electricity generated by the renewable-based generation source, the Company accounts for the SRECs it generates from its solar energy systems as governmental incentives and does not consider those SRECs output of the underlying solar energy systems. The Company classifies these SRECs as inventory held until sold and delivered to third parties. As the Company uses the incremental cost method and did not incur any incremental costs beyond the costs of producing the related electricity to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of March 31, 2025 and December 31, 2024.

Government incentives

The Company participates in residential solar investment programs, which offer a performance-based incentive (“PBI”) for certain of its solar energy systems that are associated with the programs (“eligible systems”). PBIs are accounted for under ASC 606 and are earned based upon the actual electricity produced by the eligible systems.

Servicing revenues

The Company earns operating and maintenance revenue from third-party solar fund customers at pre-determined rates for various operating and maintenance and asset management services as specified in Maintenance Service Agreements (“MSAs”). The MSAs contain multiple performance obligations, including routine maintenance, nonroutine maintenance, renewable energy certificate management, inventory management, delinquent account collections and customer account management. Under ASC 606, the total transaction price is allocated to the identified performance obligation based on the relative standalone selling price, and the servicing revenues related to each performance obligation is recognized on a periodic basis over the term of the MSA.

Unfavorable solar renewable energy revenue agreements

The Company amortizes its unfavorable solar renewable energy agreements that have finite lives based on the pattern in which the economic benefit of the liability is relieved. The useful life of the Company’s liabilities generally range between three years and six years. The useful life of these liabilities is assessed and assigned based on the facts and circumstances specific to the agreements acquired. The Company recognizes the amortization of unfavorable solar renewable energy agreements as revenues in the unaudited condensed consolidated statements of operations.

Other revenue

Other revenue relates to revenue generating activities that do not fall into the Company’s primary revenue categories discussed above, including uniform commercial code revenues, other fees charged to the Company’s customers pursuant to the Company’s long-term Customer Agreements and servicing contracts, and other miscellaneous revenue and income.

Deferred revenue

Deferred revenue consists of amounts for which the criteria for revenue recognition have not yet been met and includes prepayments received for unfulfilled performance obligations that will be recognized on a straight-line basis over the remaining term of the respective customer agreements. Deferred revenue, in the aggregate, as of March 31, 2025 and December 31, 2024 was $4.1 million and $4.0 million, respectively.
During the three months ended March 31, 2025 and 2024, the Company recognized revenues of $0.1 million and less than $0.1 million related to deferred revenue as of December 31, 2024 and 2023, respectively.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
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
Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. For the three months ended March 31, 2025 and 2024, there were no uncertain tax positions taken or expected to be taken in the Company’s tax returns.
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

There has historically been no federal or state provision for income taxes since the Company has historically incurred net operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three months ended March 31, 2025 and 2024, the Company recognized no provision for income taxes, consistent with its losses incurred and the full valuation allowance against its deferred tax assets. As a result, the Company's effective income tax rate was 0% for the three months ended March 31, 2025 and 2024.

Segment reporting

Segment reporting is based on the management approach, following the method that management organizes the Company’s operating segments for which separate financial information is made available to, and evaluated regularly by, the Company’s chief operating decision maker (“CODM”) in allocating resources and in assessing performance. The Company is organized and managed as a single operating and reportable segment, on a consolidated basis, which engages in the sole business of providing solar energy and related services to its customers, and as of March 31, 2025 and 2024, the Company had one operating and reportable segment. See Note 15. Segment Information for further information.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
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
Recent Accounting Pronouncements Adopted
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures, (“ASU 2023-07”), which requires enhanced disclosures for reportable segments, primarily in relation to significant segment expenses, even in the event an entity has a single reportable segment in accordance with Topic 280. ASU 2023-07 was effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU as of December 31, 2024 and has retrospectively applied its requirements to all prior periods based on the significant segment expense categories identified and disclosed in its unaudited condensed consolidated financial statements in the period of adoption. See Note 15. Segment Information.
Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires enhanced detailed disclosures about the types of expenses in commonly presented expense line items of entities. Subsequent to the issuance of ASU 2024-03, the FASB issued ASU 2025-01 of the same topic to clarify the effective date of ASU 2024-03, stating that all public entities are required to adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company plans to adopt this ASU in its annual financial statements for the year ended December 31, 2027 and in its interim financial statements in the subsequent year ending December 31, 2028, and is currently assessing the impact of this ASU on its unaudited condensed consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, (“ASU 2023-09”), which requires enhancements regarding the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. The Company plans to adopt this ASU in its annual financial statements for the year ended December 31, 2025 and does not anticipate it will have a material effect on its income tax disclosures.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 3. Acquisitions
NJR Acquisitions
On November 22, 2024, the Company acquired approximately 9,800 solar energy systems from the subsidiary of a publicly traded, regulated utility company for $132.5 million (the “Initial NJR Acquisition”) pursuant to an asset purchase agreement (the “APA”). The solar energy systems acquired have an average remaining contract life of approximately 11 years. The Initial NJR Acquisition was funded in part by the proceeds from the concurrent issuance of the SP5 Facility and $22.7 million of the Company’s cash balances. Under the APA, the Company may be obligated to acquire approximately 200 additional solar energy systems, subject to those systems having achieved operational milestones. Assuming those milestones are achieved, the aggregate purchase consideration payable with respect to these additional solar energy systems would be approximately $5.0 million pursuant to the APA, subject to adjustment thereof. During the three months ended March 31, 2025, the Company acquired 83 of the additional 200 solar energy systems, in the aggregate, for approximately $1.6 million in cash, inclusive of transaction costs of $0.1 million (together with the Initial NJR Acquisition, the “NJR Acquisitions”).
Subsequent to March 31, 2025, the Company acquired 66 of the additional 200 solar energy systems for approximately $1.7 million in cash. The Company is unable to determine the total number of remaining solar energy systems that it may be obligated to acquire.
The NJR Acquisitions have been accounted for as acquisitions of assets, wherein the total consideration paid was allocated to the assets acquired and liabilities assumed based on their relative fair value. The Company’s determination of the fair value of assets acquired and liabilities assumed was based on an independent third-party valuation, which involved significant estimates and assumptions, including Level 3 (unobservable) inputs, using the income method approach to value long-lived assets. The Company engages third-party appraisal firms to assist in the fair value determination, however management is responsible for, and ultimately determines the fair value.
For the Initial NJR Acquisition, the Company estimated the fair value of the assets to be approximately $132.5 million, inclusive of transaction costs of $0.3 million, all of which was allocated to the solar energy systems. For the 83 additional solar energy systems acquired during the three months ended March 31, 2025, the Company estimated the fair value of the assets to be approximately $2.1 million, inclusive of transaction costs of $0.1 million, all of which was allocated to the solar energy systems.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 4. Property and Equipment, Net
Property and equipment, net consisted of the following as of March 31, 2025 and December 31, 2024:

	As of
(Amounts in thousands)	March 31, 2025	December 31, 2024
Solar energy systems	$642,229	$641,245
Less: Accumulated depreciation	(59,980)	(52,817)
Solar energy systems, net	$582,249	$588,428

Furniture and fixtures	$565	$551
Computers and related equipment	351	324
Leasehold improvements	76	30
Gross other property and equipment	992	905
Less: Accumulated depreciation	(392)	(319)
Other property and equipment, net	$600	$586

Property and equipment, net	$582,849	$589,014
Cost of revenues - solar energy systems depreciation within the unaudited condensed consolidated statements of operations relates to depreciation expense of the Company’s solar energy systems, and for the three months ended March 31, 2025 and 2024, the related amounts were $7.3 million and $5.7 million, respectively. Depreciation expense related to other property and equipment is included within selling, general and administrative expenses within the unaudited condensed consolidated statements of operations, and for each of the three months ended March 31, 2025 and 2024 was $0.1 million.
Note 5. Intangible Assets, Net
The following table presents the detail of intangible assets, net as recorded in the unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024:

		As of
(Amounts in thousands)	Estimated Life	March 31, 2025	December 31, 2024
Intangible assets:
Solar renewable energy agreements	2.8 to 5.8 years	$340	$340
Performance based incentives agreements	12.8	3,240	3,240
Trade name	29.8	8,400	8,400
Gross intangible assets		11,980	11,980
Less: Accumulated amortization		(3,305)	(3,023)
Intangible assets, net		$8,675	$8,957

Amortization of intangible assets for each of the three months ended March 31, 2025 and 2024 were $0.3 million, of which $0.1 million and $0.2 million were recorded within revenues and selling, general and administrative expenses, respectively, for each of the periods.
The weighted-average useful life of the intangibles identified above is approximately 15.8 years, which approximates the period over which the Company expects to utilize the estimated economic benefits.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
As of March 31, 2025, expected amortization of intangible assets for each of the five succeeding fiscal years and thereafter is as follows:

As of March 31,
(Amounts in thousands)	2025
Remainder of 2025	$845
2026	1,122
2027	978
2028	878
2029	805
Thereafter	4,047
Total	$8,675
Note 6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of March 31, 2025 and December 31, 2024:

	As of
(Amounts in thousands)	March 31, 2025	December 31, 2024
Accrued interest	$11,350	$8,454
Accrued professional fees	2,055	2,998
Accrued contingencies (See Note 12. Commitments and Contingencies)	6,837	6,859
Accrued compensation and related benefits	2,873	4,408
Accrued expenses, other	2,058	2,378
Accrued taxes, stock-based compensation	1,138	1,138
Accrued operating and maintenance	1,785	1,890
Accrued expenses and other current liabilities	$28,096	$28,125

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 7. Non-Recourse Debt

The following table provides a summary of the Company’s non-recourse debt as of March 31, 2025 and December 31, 2024:

(Amounts in thousands)	Due	March 31, 2025	December 31, 2024
SVB Credit Agreement, SP1 Facility (1)	April 30, 2026	$192,425	$196,240
Second SVB Credit Agreement, SP2 Facility (1)	May 14, 2027	76,122	78,018
KeyBank Credit Agreement, SP3 Facility (1)	November 13, 2027	52,695	53,830
Second KeyBank Credit Agreement (1)	April 28, 2030	162,691	162,691
Barings GPSF Credit Agreement, SET Facility	April 17, 2042	130,000	130,000
Banco Santander Credit Agreement, SP5 Facility	November 22, 2027	109,842	109,842
Less: Unamortized fair value adjustment (1)		(20,576)	(21,948)
Less: Unamortized deferred financing costs		(3,077)	(3,342)
Total non-recourse debt		700,122	705,331
Less: Non-recourse debt, current		(28,347)	(28,310)
Non-recourse debt, non-current		$671,775	$677,021

(1) Fair value adjustment is being amortized to interest expense over the life of the related debt instruments using the effective interest method. Amortization expense for the fair value adjustment and deferred financing costs for the three months ended March 31, 2025 and 2024 were $1.6 million and $1.5 million, respectively.

The Company’s credit agreements related to each of its non-recourse debts require the Company to be in compliance with various covenants, and the Company was in compliance with those required covenants as of March 31, 2025.

As of March 31, 2025, the principal maturities of the Company’s debt were as follows:

As of March 31,
(Amounts in thousands)	2025
Remainder of 2025	28,347
2026	186,158
2027	216,579
2028	—
2029	—
Thereafter	292,691
Total	$723,775
Note 8. Interest Rate Swaps
The purpose of the Company’s swap agreements is to convert the floating interest rate on its credit agreements, discussed above, to a fixed rate. As of each of March 31, 2025 and December 31, 2024, the notional amount of the interest rate swaps covered approximately 91% of the balance of the Company’s floating rate term loans. See Note 9. Fair Value Measurements for further information on the Company’s determination of the fair value of its interest rate swaps.
During the three months ended March 31, 2025, the aggregate impact of the Company’s interest rate swaps was $4.1 million, of which $6.2 million related to the change in fair value of the interest rate swaps within the unaudited condensed consolidated statements of operations and $2.1 million related to realized gains from settlements of the interest rate swaps, which is recognized within interest expense, net in the unaudited condensed consolidated statements of operations.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
During the three months ended March 31, 2024, the aggregate impact of the Company’s interest rate swaps was $10.2 million, of which $6.4 million related to the change in fair value of the interest rate swaps within the unaudited condensed consolidated statements of operations and $3.8 million related to realized gains from settlements of the interest rate swaps, which is recognized within interest expense, net in the unaudited condensed consolidated statements of operations.
Note 9. Fair Value Measurements
The Company uses various assumptions and methods in estimating the fair values of its financial instruments.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company’s private warrants, which had nominal value as of March 31, 2025 and December 31, 2024, were valued using a Black-Scholes model, pursuant to the inputs provided in the table below:

	Assumptions for Assets and Liabilities Measured at Fair Value on a Recurring Basis
Input	March 31, 2025	December 31, 2024
Risk-free rate	4.07%	4.16%
Remaining term in years	0.7	1.0
Expected volatility	50.6%	53.7%
Exercise price	$92.00	$92.00
Fair value of common stock	$2.41	$2.97

The Company’s interest rate swaps are not traded on a market exchange and the fair values are determined using a valuation model based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreements and uses observable market-based inputs, including estimated future Secured Overnight Financing Rate (“SOFR”) interest rates. The fair value of the Company's interest rate swap is the net difference in the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates and are observable inputs available to a market participant. The interest rate swap valuation is classified as Level 2 of the fair value hierarchy.
The carrying value of the Company’s variable rate debt, which includes four senior debt facilities, approximates fair value as the underlying SOFR is redetermined monthly based on prevailing market rate. The Company engages a third-party valuation expert to assist in the fair value determination of its fixed rate debt, which includes one senior debt facility and one subordinated debt facility. The Company’s valuation of its fixed rate debt is based on information provided by Management and acceptable market pricing methods for determination of the applicable discount rate. In the aggregate, the fair value of the Company’s non-recourse debt as of March 31, 2025 and December 31, 2024 was $718.1 million and $723.8 million, respectively.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of March 31, 2025
(Amounts in thousands)	Level I	Level II	Level III	Total
Asset:
Interest rate swaps	$—	$19,648	$—	$19,648
Money market accounts	66,683	—	—	66,683
Total	$66,683	$19,648	$—	$86,331

Liabilities:
Interest rate swaps	$—	$1,598	$—	$1,598
Total	$—	$1,598	$—	$1,598

	Fair Value Measurements as of December 31, 2024
(Amounts in thousands)	Level I	Level II	Level III	Total
Asset:
Interest rate swaps	$—	$24,672	$—	$24,672
Money market accounts	72,142	—	—	72,142
Total	$72,142	$24,672	$—	$96,814

Liabilities:
Interest rate swaps	$—	$385	$—	385
Total	$—	$385	$—	$385

Note 10. Stock-Based Compensation Expense
Stock-based compensation expense for stock options and restricted stock units for each of the three months ended March 31, 2025 and 2024 was $0.8 million. As of March 31, 2025, there was $6.3 million of unrecognized compensation cost related to stock options and restricted stock units which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 2.4 years.
Stock Options
The Company grants stock options to certain employees that will vest over a period of one to four years. A summary of stock option award activity for the three months ended March 31, 2025 was as follows:

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2024	488,385	$9.34	7.5
Granted	—	—
Exercised	—	—
Cancelled or forfeited	—	—
Outstanding at March 31, 2025	488,385	$9.34	7.3
Exercisable at March 31, 2025	192,985	$17.86	4.5
The aggregate intrinsic value of stock options outstanding as of March 31, 2025 was $0.1 million. There were no stock options granted during the three months ended March 31, 2025.
A summary of stock option award activity for the three months ended March 31, 2024 was as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2023	193,156	$17.89	5.8
Granted	—	—
Exercised	—	—
Cancelled or forfeited	—	—
Outstanding at March 31, 2024	193,156	$17.89	5.5
Exercisable at March 31, 2024	191,931	$17.58	5.5
The aggregate intrinsic value of stock options outstanding as of March 31, 2024 was $0.2 million. There were no stock options granted during the three months ended March 31, 2024.
Restricted Stock Units
The Company grants restricted stock units to certain employees that will generally vest over a period of four years. The fair value of restricted stock unit awards is estimated by the fair value of the Company’s common stock at the date of grant. Restricted stock units activity during the three months ended March 31, 2025 was as follows:

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested, at December 31, 2024	2,233,816	$4.60
Granted	—	—
Vested	(28,732)	5.92
Cancelled or forfeited	(153,945)	3.13
Non-vested, at March 31, 2025	2,051,139	$4.69
Restricted stock units activity during the three months ended March 31, 2024 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested, at December 31, 2023	1,102,095	$7.74
Granted	—	—
Vested	(5,060)	9.36
Cancelled or forfeited	(813)	6.64
Non-vested, at March 31, 2024	1,096,222	$7.74
Former CEO's Ladder Restricted Stock Unit Award
In 2022, the Company granted its former president and chief executive officer (“Former CEO”) a restricted stock unit award of 208,333 shares of common stock (the “Ladder RSUs”). The Ladder RSUs were to vest in 10% increments on the dates the plan administrator certified the applicable milestone stock prices had been achieved or exceeded, provided that the Former CEO remained employed on the date of certification and such achievement occurred within ten years of the date of the grant. The Company used a Monte Carlo simulation valuation model to determine the fair value of the award as of the grant date, which was accounted for as a liability until the separation of the Former CEO effective April 12, 2024. The following inputs were used in the simulation: grant date stock price of $9.36 per share, annual volatility of 85.0%, risk-free interest rate of 3.3% and dividend yield of 0.0%. For each tranche, a fair value was calculated as well as a derived service period which represents the median number of years it is expected to take for the Ladder RSUs to meet their corresponding milestone stock price excluding the simulation paths that result in the Ladder RSUs not vesting within the 10-year term of the agreement. Each tranche's fair value would have been amortized ratably over the respective derived service period.
The Company recognized approximately $0.1 million of stock-based compensation expense related to the Ladder RSUs during the three months ended March 31, 2024, and upon separation of the Former CEO from the Company effective April 12, 2024, the Ladder RSUs were terminated.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 11. Consolidated VIEs and Noncontrolling Interests
The following table summarizes the Company’s noncontrolling interests as of March 31, 2025:

Tax Equity Entity	Date Class A Member Admitted
ORE F4 Holdco, LLC	August 2014
Volta Solar Owner II, LLC	August 2017
The tax equity entities were structured at inception so that the allocations of income and loss for tax purposes will flip at a future date. The terms of the tax equity entities’ operating agreements contain allocations of taxable income (loss), Section 48(a) ITCs and cash distributions that vary over time and adjust between the members on an agreed date (referred to as the flip date). The operating agreements specify either a date certain flip date or an internal rate of return (“IRR”) flip date. The date certain flip date is based on the passage of a fixed period of time as defined in the operating agreements for each entity. The IRR flip date is the date on which the tax equity investor has achieved a contractual rate of return. From inception through the flip date, the Class A members' allocation of taxable income (loss) and Section 48(a) ITCs is generally 99% and the Class B members' allocation of taxable income (loss) and Section 48(a) ITCs is generally 1%. After the related flip date (or, if the tax equity investor has a deficit capital account, typically after such deficit has been eliminated), the Class A members' allocation of taxable income (loss) will typically decrease to 5% (or, in some cases, a higher percentage if required by the tax equity investor) and the Class B members' allocation of taxable income (loss) will increase by an inverse amount. As of March 31, 2025, the allocations of income and loss for tax purposes had flipped for ORE F4 Holdco, LLC. Volta Solar Owner II, LLC has not reached its flip date.

The Company’s historical noncontrolling interests are comprised of Class A units, which represent the tax equity investors' interest in the tax equity entities. Both the Class A members and Class B members may have call options to allow either member to redeem the other member's interest in the tax equity entities upon the occurrence of certain contingent events, such as bankruptcy, dissolution/liquidation and forced divestitures of the tax equity entities. Additionally, the Class B member in Volta Solar Owner II, LLC has the option of purchasing all Class A units, which is exercisable at any time during the periods specified under its respective governing document.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

The assets held by the Company’s VIEs can only be used to settle obligations of the VIEs, while the liabilities are the obligations of the Company’s VIEs. The following table summarizes the consolidated balance sheets of the Company’s VIEs included within assets and liabilities on the Company’s unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024:

	As of
(In thousands)	March 31, 2025	December 31, 2024
Assets
Current assets
Restricted cash	$692	$1,375
Accounts receivable	718	525
Accounts receivable - affiliates	77	100
Prepaid expenses and other current assets	2	105
Total current assets	1,489	2,105
Property and equipment, net	34,493	34,950
Intangible assets, net	96	91
Total assets	$36,078	$37,146
Liabilities
Current liabilities
Accounts payable - affiliates	$1,292	$1,178
Deferred revenue, current	59	52
Accrued expenses and other current liabilities	143	472
Total current liabilities	1,494	1,702
Deferred revenue, non-current	122	133
Unfavorable solar renewable energy agreements, net	153	188
Total liabilities	$1,769	$2,023

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
On September 20, 2021, and October 19, 2021, two class action complaints were filed in the Delaware Court of Chancery against certain of the Company’s current officers and directors, and the Company’s sponsor of its special purpose acquisition company merger, Pivotal Investment Holdings II LLC. These actions were consolidated as in re XL Fleet Corp. (Pivotal) Stockholder Litigation, C.A. No. 2021-0808, and an amended complaint was filed on January 31, 2022. Defendants filed a motion to dismiss the amended complaint on May 13, 2022, and on July 11, 2022, plaintiffs filed a second amended complaint. The second amended complaint alleges various breaches of fiduciary duty against the Company and/or its officers, several allegedly misleading statements made in connection with the merger, and aiding and abetting breaches of fiduciary duty in connection with the negotiation and approval of the December 21, 2020 merger and organization of XL Hybrids, Inc., a Delaware corporation (“Legacy XL”) to become XL Fleet Corp. On August 19, 2022, defendants moved to dismiss the second amended complaint, which was granted in part and denied in part on June 9, 2023. The parties then engaged in discovery. On November 13, 2024, the Company filed a stipulation and settlement agreement seeking court approval to settle this matter in full for $4.75 million, which is currently accrued for as of March 31, 2025 (See Note 6. Accrued Expenses and Other Current Liabilities). On March 26, 2025, the court approved the stipulation and settlement agreement, and in April 2025, the Company paid the settlement amount of $4.75 million.
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

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
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

BMZ USA, Inc.

On February 11, 2022, BMZ USA Inc. (“BMZ”), a battery manufacturer, sued XL Hybrids for breach of contract, alleging that XL Hybrids failed to timely purchase the full allotment of batteries required under a certain master supply agreement between the parties. In January 2024, BMZ obtained a judgment for $3.9 million against XL Hybrids, Inc. In June 2024, BMZ sought to enforce the judgement against the Company in Massachusetts Trial Court and that enforcement action was dismissed in March 2025. BMZ is appealing the ruling, and the Company believes it is probable that in the event BMZ’s appeal is not successful, BMZ will seek to enforce the judgement in another jurisdiction. As such, the Company currently estimates the potential loss to be approximately $1.2 million, which has been accrued for as of March 31, 2025 (See Note 6. Accrued Expenses and Other Current Liabilities).

ITC Recapture Provisions

The IRS may disallow and recapture some, or all, of the ITCs due to improperly calculated basis after a project was placed in service ("Recapture Event"). If a Recapture Event occurs, Spruce Power is obligated to pay the applicable Class A Member a recapture adjustment, which includes the amounts the Class A Members are required to repay the IRS, including interest and penalties, as well as any third-party legal and accounting fees incurred by the Class A Members in connection to the Recapture Event, as specified in the operating agreements. Such a payment by Spruce Power to the Class A Members would not be considered a capital contribution to the fund per the operating agreements, nor would it be considered a distribution to the Class A Members. No Recapture Event was deemed probable by the Company, therefore no accrual was recorded as of March 31, 2025 and December 31, 2024.

Parker-Hannifin

On March 11, 2024, the Company filed a lawsuit against Parker-Hannifin for a declaratory judgment, captioned
XL Hybrids, Inc. v. Parker-Hannifin Corporation, No. 1:24-cv-10894-WGY (D. Mass, removed from Mass. State Court No. 2484-CV-00661). The case related to a contract for the purchase of motors designed, produced and manufactured by Parker-Hannifin for XL Hybrids, Inc. which was executed in July 2019. On April 5, 2024, Parker-Hannafin filed counterclaims, alleging that XL Hybrids, Inc. and the Company were in breach of the contract. On November 1, 2024, the parties reached a settlement in principle to settle the matter for $0.5 million, which the Company paid in January 2025.

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

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. The duration of the Company’s indemnities and guarantees varies, however the majority of these indemnities and guarantees are limited in duration. Historically, the Company has not been obligated to make significant payments for such obligations, does not anticipate future payments, and as such, no reserve has been established and no other liabilities have been recorded for these indemnities and guarantees as of March 31, 2025 and December 31, 2024.

Insurance Claims and Recoveries related to Los Angeles Fires

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

In January 2025, a series of wildfires broke out in the Los Angeles area of California, resulting in real and personal property and natural resource damage, personal injuries and loss of life. The Company is currently assessing the impact of these wildfires on its solar systems and customer contracts in the area; however, the Company has not been able to validate the full extent of the related damage. Based on the Company’s current assessment, the Company wrote off approximately $0.2 million of net book value associated with the damaged solar assets during the three months ended March 31, 2025, which is reflected within gain on asset disposal, net in the unaudited condensed consolidated statements of operations. No material loss claims have been reported to date or recognized within the unaudited condensed consolidated financial statements as of March 31, 2025. In addition, the Company has recorded no related insurance recoveries as of March 31, 2025. The Company does not expect this event to have a material impact on its financial position, operating results or cash flows.

Note 13. Net Loss Per Share
The following is a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Amounts in thousands, except share and per share data)	2025	2024
Numerator:
Net loss attributable to stockholders	$(15,338)	$(2,454)
Denominator:
Weighted average shares outstanding, basic and diluted	18,187,637	19,098,246
Net loss attributable to stockholders per share, basic and diluted	$(0.84)	$(0.13)
For the periods presented, potentially dilutive outstanding securities, which include stock options, restricted stock units and warrants, have been excluded from the computation of diluted net loss per share as their effect would be anti-dilutive for each period presented. As such, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share are the same for each period presented.
Note 14. Discontinued Operations
The Company’s discontinued operations related to the XL Grid business had no activity during the three months ended March 31, 2025 and 2024.
The following table provides supplemental details of the Company’s discontinued operations related to the Drivetrain business contained within the unaudited condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Revenues	$16	$21
Operating expenses:
Cost of revenues - operations and maintenance	20	22
Net loss from discontinued operations	$(4)	$(1)

The following table presents aggregate carrying amounts of assets and liabilities of discontinued operations related to the Drivetrain business contained within the unaudited condensed consolidated balance sheets:

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

	As of
(Amounts in thousands)	March 31, 2025	December 31, 2024
Assets from discontinued operations	$—	$—
Liabilities from discontinued operations	$85	$101

Note 15. Segment Information

As of March 31, 2025 and December 31, 2024, the Company had one reportable segment, which sells electricity to homeowners and provides related services to the homeowners, as well as to third party owners.

The Company’s CODM is its chief executive officer (“CEO”) who is focused on strategic planning aimed at generating revenue and monetizing the Company’s home solar energy systems and its ability to provide top-tier related servicing solutions to its customers and third parties. The CEO is provided on a quarterly basis with the Company’s consolidated segment expenses as presented within the unaudited condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, which the CEO utilizes to assess the Company’s performance and for making decisions about resource allocation.

The following table presents the Company’s significant segment expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Revenues	$23,818	$18,287
Cost of revenues - solar energy systems depreciation	7,285	5,735
Cost of revenues - operations and maintenance	3,896	3,133
Selling, general and administrative expenses	14,100	13,469
Interest expense, net	12,667	10,942
Litigation settlements	566	—
Other segment items (1)	618	(12,542)
Net loss	$(15,314)	$(2,450)

(1) Comprises of gain on asset disposal, net, interest income, and change in fair value of warrant liabilities and interest rate swaps, other income, net, and net loss from discontinued operations for each of the three months ended March 31, 2025 and 2024.

No segment asset information is presented in these unaudited condensed consolidated financial statements since the Company’s CEO does not review segment information at a different level or category other than that presented on the Company’s unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.
Note 16. Share Repurchase Program
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

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
During the three months ended March 31, 2025, the Company repurchased 0.3 million shares of common stock under the Repurchase Program in open market transactions at a weighted-average price of $2.70 per share for an aggregate purchase price of $0.8 million, inclusive of transaction costs. As of March 31, 2025, $43.0 million remained available for future share repurchases under the Repurchase Program. The Company repurchased no shares of common stock under the Repurchase Program during the three months ended March 31, 2024.
Subsequent to March 31, 2025, the Company repurchased 0.5 million shares of common stock under the Repurchase Program in open market transactions at a weighted-average price of $2.10 per share for an aggregate purchase price of $1.0 million, inclusive of transaction costs.

Note 17. Subsequent Events
In April 2025, the Company entered into a new operating lease agreement for a servicing center in New Jersey. The lease term commenced in April 2025, includes a five-year term with option to renew, and requires annual rental payments of approximately $0.1 million.

In May 2025, the Company’s Board of Directors authorized the extension of the Repurchase Program whereby the Company may repurchase up to $50.0 million of the Company’s common stock on or before May 15, 2027, beginning upon the expiry of its current share repurchase program on May 15, 2025.

Management has reviewed all events subsequent to March 31, 2025 and prior to the filing of these unaudited condensed financial statements, and except as referenced within this Form 10-Q, the Company has determined there have been no other events that have occurred that would require adjustments or disclosures within the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which our Management believes is relevant to an assessment and understanding of our financial condition and results of operations. This discussion and analysis should be read together with our results of operations and financial condition and the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “Annual Report”). In addition to historical financial information, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions. Refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this Quarterly Report on Form 10-Q and under “Risk Factors” in Item 1A of the Annual Report.
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
Company Overview
We are a leading owner and operator of distributed solar energy assets across the U.S., offering subscription-based services to approximately 85,000 home solar assets and customer contracts, making renewable energy more accessible to everyone. We offer asset management and operating and maintenance services and are contracted to service approximately 60,000 systems owned by third parties, as well as to our Portfolio, through our Spruce Pro servicing platform.
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

Profitably growing return on assets by focusing on channels with the lowest customer acquisition cost

We seek to grow our customer revenues by focusing on those channels that have lowest customer acquisition costs and the ability to increase return on assets, including acquiring existing systems from other companies or investment funds, selling additional services to existing customers, selling services to new customers online and partnering with selected independent installers to provide a subscription-based solution for their customers. Historically, we have grown our number of residential customers through acquisitions, while also organically developing our Spruce Pro servicing platform.

Increasing shareholder value by delivering predictable revenues, profits and cash flow

By focusing on subscription-based solutions with long-term customer contracts, we seek to generate consistent revenues, profits and cash flow from our residential customers and by leveraging our Spruce Pro servicing platform for portfolio managed services.
Operating Highlights
For the three months ended March 31, 2025 and 2024, our revenues totaled $23.8 million and $18.3 million, respectively, while our net loss attributable to stockholders was $15.3 million and $2.5 million, respectively. Our financial performance during the three months ended March 31, 2025 was impacted by fluctuations in the value of our hedging portfolio, variations in our operations and maintenance costs, and the incremental impact of the NJR Acquisitions. See the section below titled “Results of Operations” in this Quarterly Report on Form 10-Q for more information on our operating results for the three months ended March 31, 2025 and 2024.
We focus on three core pillars in our operations:
•Ensure an industry leading customer experience. For the three months ended March 31, 2025, our customer satisfaction score was 79% compared to 81% for the three months ended March 31, 2024.
•Deliver operational excellence in our clean energy portfolio for customers and communities. Combined portfolio generation was approximately 121 thousand MWh of power for the three months ended March 31, 2025 compared to 96 thousand MWh of power for the three months ended March 31, 2024.
•Execute on our growth and capital strategies. As of March 31, 2025, we owned cash flows from approximately 85,000 home solar assets and customer contracts across 18 U.S. states with an average remaining contract life of approximately 11 years compared to approximately 75,000 home solar assets and customer contracts with an average remaining contract life of approximately 12 years as of March 31, 2024 due to the impact of the NJR Acquisitions.

Certain information above constitutes key operating metrics that we use to evaluate our operations, measure our performance and identify trends in our business. Some of our key operating metrics are estimates that are based on our management’s beliefs and assumptions and on information currently available to management. Although we believe we have a reasonable basis for each of these estimates, we caution that these estimates are based on a combination of assumptions that may prove to be inaccurate over time, and any inaccuracies could be material to our actual results when compared to our calculations. See the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and under “Risk Factors” in Item 1A of our Annual Report for more information. Furthermore, other companies may calculate these operating metrics differently than we do now or in the future, which would reduce their usefulness as a comparative measure.
Recent Developments

Acquisitions

In November 2024, we completed the Initial NJR Acquisition acquiring 9,800 solar energy systems for approximately $132.5 million, pursuant to an asset purchase agreement (the “APA”). The Initial NJR Acquisition was funded by proceeds from the concurrent issuance of the SP5 Facility (defined below) and $22.7 million of our cash. Under the APA, we may be obligated to acquire approximately 200 additional solar energy systems, subject to those systems having achieved operational milestones. Assuming those milestones are achieved, the aggregate purchase consideration payable with respect to these additional solar energy systems would be approximately $5.0 million pursuant to the APA. During the three months ended March 31, 2025, we acquired 83 of the additional 200 solar energy systems, in the aggregate, for approximately $1.6 million in cash, inclusive of transaction costs of $0.1 million.

Subsequent to March 31, 2025, we acquired 66 of the 200 additional solar energy systems for approximately $1.7 million in cash. We are unable to determine the total number of remaining additional solar energy systems that we may be obligated to acquire.

SP5 Facility

In November 2024, we entered into a non-recourse credit agreement with Banco Santander, S.A., New York (the “SP5 Facility”), which provided a term loan of approximately $109.8 million, of which proceeds were used to partially fund the Initial NJR Acquisition described above. In addition, we entered into an interest rate swap agreement to hedge the floating rate of the SP5 Facility, which included a notional amount of $87.9 million, a swap rate of 3.98%, and a maturity date of November 22, 2027.

Common Share Repurchase Program

During the three months ended March 31, 2025, we repurchased 0.3 million shares of common stock under our Repurchase Program in open market transactions at a weighted-average price of $2.70 per share for an aggregate purchase price of $0.8 million, inclusive of transaction costs. No shares of common stock were repurchased under the Repurchase Program during the three months ended March 31, 2024.

Subsequent to March 31, 2025, the Company repurchased 0.5 million shares of common stock under the Repurchase Program in open market transactions at a weighted-average price of $2.10 per share for an aggregate purchase price of $1.0 million, inclusive of transaction costs.

Operating Segments

For information about our operating segments, see “Segment reporting” in Note 2. Summary of Significant Accounting Policies and Note 15. Segment Information.

Key Factors Affecting Operating Results

We are a leading owner and operator of distributed solar energy assets across the U.S., offering subscription-based services to owners of home solar assets and customer contracts. Additionally, we provide servicing functions for our assets and customers, as well as for other institutional owners of home solar energy systems. Our operating results and ability to grow our business over time could be impacted by certain factors and trends that affect our industry, as well as elements of our strategy, including the following factors, as well as the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report and other risk factors set forth elsewhere in this Quarterly Report on Form 10-Q:

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

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The results of operations related to our Drivetrain business are presented as net loss from discontinued operations in our unaudited condensed consolidated statements of operations.
Information with respect to the unaudited condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 are presented below:

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Revenues	$23,818	$18,287	$5,531	30%
Operating expenses:
Cost of revenues - solar energy systems depreciation	7,285	5,735	1,550	27%
Cost of revenues - operations and maintenance	3,896	3,133	763	24%
Selling, general and administrative expenses	14,100	13,469	631	5%
Litigation settlements	566	—	566	100%
Gain on asset disposal, net	(335)	(453)	118	(26)%
Total operating expenses	25,512	21,884	3,628	17%
Loss from operations	(1,694)	(3,597)	1,903	(53)%
Other (income) expense:
Interest income	(5,267)	(5,386)	119	(2)%
Interest expense, net	12,667	10,942	1,725	16%
Other (income) expense, net	6,216	(6,704)	12,920	(193)%
Net loss from continuing operations	(15,310)	(2,449)	(12,861)	525%
Net loss from discontinued operations	(4)	(1)	(3)	300%
Net loss	(15,314)	(2,450)	(12,864)	525%
Less: Net income attributable to noncontrolling interests	24	4	20	500%
Net loss attributable to stockholders	$(15,338)	$(2,454)	$(12,884)	525%
Revenues
Revenues increased by $5.5 million, or 30%, to $23.8 million in the three months ended March 31, 2025 as compared to the same period in 2024. The increase was primarily due to (i) incremental SLA revenues of approximately $3.0 million related to the NJR Acquisitions, (ii) net increase of $2.0 million from SREC revenues, of which $2.9 million related to the NJR Acquisitions, and (iii) incremental servicing revenues of approximately $0.6 million related to newly contracted services on third-party owned solar energy systems. Revenues related to our Drivetrain operations are included in net loss from discontinued operations.

Cost of Revenues — Solar Energy Systems Depreciation

Cost of revenues - solar energy systems depreciation increased by $1.6 million, or 27%, to $7.3 million in the three months ended March 31, 2025 as compared to the same period in 2024 primarily due to incremental depreciation related to the NJR Acquisitions.
Cost of Revenues — Operations and Maintenance

Cost of revenues - operations and maintenance increased by $0.8 million, or 24%, to $3.9 million in the three months ended March 31, 2025 as compared to the same period in 2024 primarily due to incremental operations and maintenance third-party service costs related to the NJR Acquisitions. Cost of revenues - operations and maintenance related to our Drivetrain Grid operations are included in net loss from discontinued operations.
Selling, General and Administrative
Selling, general and administrative expenses increased by $0.6 million, or 5%, to $14.1 million in the three months ended March 31, 2025 as compared to the same period in 2024. The increase was primarily due to increased compensation and related costs of approximately $1.0 million related to higher headcount in 2025 compared to the prior period and increased professional service costs of approximately $0.4 million, both offset by a decrease in other ancillary costs of approximately $0.9 million. Selling, general and administrative expenses related to our Drivetrain businesses are included in net loss from discontinued operations.
Litigation Settlements

Litigation settlements of $0.6 million in the three months ended March 31, 2025 primarily relates to the settlement of a legal matter associated with the termination of a Legacy XL lease.
Interest Income
Interest income of $5.3 million in the three months ended March 31, 2025 related to $4.6 million of interest income from the SEMTH Master Lease and $0.7 million of interest earned on investments in U.S. Treasury securities. In comparison, interest income of $5.4 million for the three months ended March 31, 2024 related to $3.8 million of interest income from the SEMTH Master Lease and $1.6 million of interest earned on investments in U.S. Treasury securities.
Interest Expense, Net
Interest expense, net in the three months ended March 31, 2025 of $12.7 million consisted of (i) $13.2 million of interest expense related to the principal amounts of our outstanding non-recourse debt and (ii) $1.6 million related to the amortization of debt discount and deferred financing costs, both partially offset by $2.1 million of net realized gains from settlements of our interest rate swaps.
In comparison, interest expense, net in the three months ended March 31, 2024 of $10.9 million consisted of (i) $13.2 million of interest expense related to the principal amounts of our debt instruments and (ii) $1.5 million related to the amortization of debt discount and deferred financing costs, both partially offset by $3.8 million of net realized gains from settlements of our interest rate swaps.
Interest expense related to the principal amounts of our outstanding non-recourse debt in the three months ended March 31, 2025 was comparable to the three months ended March 31, 2024 primarily due to lower SOFR rates on the decreased principal amounts of our outstanding non-recourse debt quarter over quarter, offset by the effect of new debt entered into as part of the Initial NJR Acquisition in November 2024. See Note 7. Non-Recourse Debt for further information on our debt. Interest expense, net is also impacted by the fluctuations in the settlements of our interest rate swaps, which we use to convert variable rates on our non-recourse debt into fixed rate obligations and are subject to interest-rate risk. See Note 8. Interest Rate Swaps for further information on our interest rate swaps.
Other (Income) Expense, net
Other expense, net of $6.2 million for the three months ended March 31, 2025 primarily related to the change in fair value of interest rate swaps due to changes in forecasted market interest rates, while other income, net of $6.7 million for the three months ended March 31, 2024 primarily related to the change in fair value of interest rate swaps of $6.4 million and other income, net of $0.3 million.

Liquidity and Capital Resources
As of March 31, 2025, we had working capital of $66.5 million, including cash and cash equivalents and restricted cash of $96.5 million. We had net losses attributable to stockholders of $15.3 million and $2.5 million for the three months ended March 31, 2025 and 2024, respectively.
Our principal sources of liquidity include cash and cash equivalents and cash flows from operations. We receive cash from certain of our wholly-owned subsidiaries specifically related to the portfolio servicing fees provided for under the relevant servicing agreements between us and the subsidiaries, as well as reimbursement for any expenses we pay on behalf of those subsidiaries, which are allowed under certain agreements related to those subsidiaries. Our cash requirements depend on many factors, including the execution of our business strategy. We may be required to utilize our cash to support certain current and future operations of our wholly owned subsidiaries. We remain focused on carefully managing costs, including capital expenditures, maintaining a strong balance sheet, and ensuring adequate liquidity. Our primary cash needs are debt servicing, acquisition of solar energy portfolios, operating expenses, and working capital to support the growth in our business. Working capital is impacted by the timing and extent of our business needs. See below discussions under “Cash Flows Summary” for the impact of our operations on our cash balances during the three months ended March 31, 2025 and 2024.
As of March 31, 2025, our debt balance was $700.1 million, net of $20.6 million of unamortized fair value adjustment and $3.1 million of unamortized deferred financing costs, all of which is non-recourse project-level debt. Our debt consists of five senior debt facilities and one subordinated debt facility, of which the earliest maturity date is April 30, 2026. For additional information on our debt, refer to Note 7. Non-Recourse Debt included within the accompanying unaudited condensed consolidated financial statements.
Based on our current liquidity, we believe that our current cash and cash equivalents, together with the future cash generated from our operations and cash generated by management’s plans to extend or refinance debt obligations under the SP 1 Facility, will be sufficient to satisfy the cash requirements of our current operations and principal payments on our debt obligations for the next 12 months. We continually evaluate our cash needs to raise additional funds or seek alternative sources to invest in growth opportunities and other purposes. We expect that we will continue to be dependent on financing from outside parties to complete future acquisitions, and we may invest our own cash in such future acquisitions. If financing is not available to us on acceptable terms if and when needed, we may not be able to achieve further growth or complete identified acquisition opportunities.
Cash Flows Summary
Presented below is a summary of our operating, investing and financing cash flows:

	Three Months Ended
(Amounts in thousands)	March 31, 2025	March 31, 2024
Net cash provided by (used in)
Continuing operating activities	$(9,104)	$(22,202)
Discontinued operating activities	(20)	15
Continuing investing activities	4,176	5,691
Continuing financing activities	(7,731)	(6,777)
Net change in cash and cash equivalents and restricted cash	$(12,679)	$(23,273)

Cash Flows Used in Operating Activities
Operating cash inflows include cash from the sale of solar energy power generated by our home solar energy systems and the servicing of long-term agreements for other institutional owners of home solar energy systems. These operating cash inflows are primarily offset by operating expenses, operating lease payments and interest payments on our outstanding debt. The related cash flows for our Drivetrain business are reflected as discontinued operating activities for the years presented. The net cash used in continuing operating activities consists of our corporate costs and certain other costs that were not allocated to our discontinued operations. Net cash used in continuing operating activities decreased in the three months ended March 31, 2025 compared to the same period in 2024 by $13.1 million primarily due to a $15.0 million net settlement amount paid in February 2024 related to a settled legal proceeding (see Note 12. Commitments and Contingencies), partially offset by increases in operations and maintenance costs and selling, general and administrative expenses in the three months ended March 31, 2025 discussed above.
Cash Flows Provided by Investing Activities
The net cash provided by continuing investing activities in the three months ended March 31, 2025 was $4.2 million, which primarily related to $4.5 million of proceeds from our investments under the SEMTH Master Lease and $1.4 million of proceeds from the sale of solar energy systems, partially offset by $1.6 million of net payments related to the NJR Acquisitions. The net cash provided by continuing investing activities in the three months ended March 31, 2024 primarily related to $4.5 million of proceeds from the SEMTH investment and $1.3 million of proceeds from the sale of solar energy systems.
Cash Flows Used in Financing Activities
The net cash used in continuing financing activities in the three months ended March 31, 2025 was $7.7 million, which primarily related to $6.8 million for repayments of our non-recourse long-term debt, and $0.8 million related to shares repurchased under our Repurchase Program. The net cash used in continuing financing activities in the three months ended March 31, 2024 primarily related to $6.7 million for the repayment of non-recourse debt.
Critical Accounting Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. Preparation of these unaudited condensed financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our most critical accounting estimates are those most important to the portrayal of its financial condition and results of operations and which require us to make its most difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Although Management believes that its estimates and assumptions are reasonable, they are based on information available when they are made and, therefore, may differ from estimates made under different assumptions or conditions. Our critical accounting estimates are discussed within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. There have been no material changes in those critical accounting estimates for the three months ended March 31, 2025.

Our significant accounting policies are consistent with those discussed in Note 2. Summary of Significant Accounting Policies of our audited consolidated financial statements in our Annual Report and Note 2. Summary of Significant Accounting Policies of our unaudited condensed consolidated financial statements in this Form 10-Q, and should be reviewed in connection with our critical accounting policies that require difficult, subjective and complex judgments.
New and Recently Adopted Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our unaudited condensed consolidated financial statements, see Note 2. Summary of Significant Accounting Policies of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures as of March 31, 2025. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of that date, due to a material weakness in internal control over financial reporting described below.

Notwithstanding, after giving full consideration to this material weakness, and the additional analyses and other procedures that were performed to ensure that the Company’s unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with GAAP, management has concluded that our unaudited condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025 based on the criteria established by the Committee of Sponsoring Organizations (“COSO”) Framework (“the COSO Framework”). A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis. As a result of the material weakness in internal control over financial reporting described below, Management has concluded that, as of March 31, 2025, the Company’s internal control over financial reporting was ineffective.
Material Weakness in Internal Control over Financial Reporting
As previously disclosed in Part II, Item 9A. “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as of that date, the Company did not design and maintain effective controls and identified a material weakness in the control environment and a material weakness resulting from the aggregation of deficiencies in control activities.

Control Environment
As of March 31, 2025, Management has concluded that the Company did not maintain an effective control environment based on the criteria established in the COSO Framework, and its relevant components, which resulted in deficiencies that constituted a material weakness. The Company determined that it did not maintain a sufficient complement of qualified personnel to perform control activities. This contributed to the Company’s failure to: (i) design and implement certain risk-mitigating internal controls; and (ii) consistently operate the Company’s internal controls. The control environment material weakness contributed to a material weakness within our system of internal control over financial reporting in the Control Activities component of the COSO Framework.
Control Activities
The Company did not maintain effective control activities based on the criteria established in the COSO Framework. The Company identified control deficiencies as of March 31, 2025 that constitute a material weakness from the lack of effectively designed and implemented controls related to revenue recognition, including the review of contracts upon inception and/or acquisition and the accounting for revenue recognition under ASC 606, Revenue from Contracts with Customers.
Remediation Actions and Status

A material weakness cannot be considered remediated until the applicable internal controls have been designed, implemented, have operated for a sufficient period of time and management has concluded, through testing, that those controls are operating effectively over a sustained period of financial reporting cycles.

2025 Remediation Plan

The Company is committed to supporting a strong culture of internal controls and designing, implementing and maintaining internal controls over financial reporting to maintain a strong internal control environment. In order to strengthen our culture of internal controls and remediate the material weakness related to revenue accounting, management, with the oversight of the Audit Committee, has taken the following action steps and continues to implement a comprehensive remediation plan.

The Company’s comprehensive remediation plan includes the following:

•The Company developed and presented a training program educating control owners concerning financial statement risk and principles of the Internal Control - Integrated Framework issued by COSO, and continues to invest in additional training opportunities related to the COSO Framework;
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

During the three months ended March 31, 2025, the Company continues to make significant progress hiring qualified personnel with specialized skill sets to further bolster the Company’s ability to provide an appropriate level of oversight activities related to internal control over financial reporting. These personnel have significantly contributed to the remediation efforts related to previously disclosed material weaknesses in control activities.

Management believes that the Company is making significant progress toward achieving effectiveness of its internal controls and disclosure controls and that, in many cases, the Company is making significant progress regarding the testing and evaluation of the operating effectiveness of controls related to the identified, unremediated material weakness. However, as the Company continues to evaluate and work to remediate the control deficiencies that resulted in a material weakness related to revenue recognition, the Company may determine that additional measures or time are required to address the issues fully, or that the Company will need to modify or otherwise adjust the remedial actions described above.

The actions that Management is taking are subject to ongoing Management review, as well as Audit Committee oversight. Management will continue to assess the effectiveness of the Company’s internal control over financial reporting and take steps to remediate the known material weakness expeditiously.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, see Note 12. Commitments and Contingencies to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and incorporated herein by reference.
Item 1A. Risk Factors
Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties relating to the Company’s business disclosed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Except as described below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. Additional risks that we are not yet aware of or that we currently believe are immaterial may also impair our business operations.

The loss or transition of key members of senior management or key employees, or our inability to attract and retain qualified personnel, could adversely affect our business

Our success depends in part, on our ability to retain our key personnel. The loss of any of our key personnel could have an adverse effect on our business. There have been, and from time to time, there may continue to be, changes in our management team resulting from the hiring or departure of executive and key employees, or the transition of executives within our business, which could disrupt our business. For example, during 2024 and thus far in 2025, we had turnover in key positions, including our Former CEO and Chief Financial Officer (“CFO”). We completed a CEO transition in April 2024, and on April 29, 2025, our CFO informed the Company of her decision to resign, effective May 14, 2025. The Company has initiated a search process of internal and external candidates with the assistance of an executive search firm to identify the Company’s next CFO. Management transitions may create uncertainty and involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies and result in a material adverse impact on our business, financial condition, results of operations or cash flows. Additionally, if we do not successfully manage transitions in our executive team, such as our recent CFO transition, it could be viewed negatively by our customers, employees or investors and negatively affect our business, financial condition and operating results, as well as our ability to execute our business strategies. With the recent changes in leadership, there also is a risk to retention of other members of senior management, as well as to continuity of business initiatives, plans, and strategies through the transition period and if we are unable to execute an orderly transition, our business may be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In May 2023, our Board of Directors approved the Repurchase Program, which authorizes the Company to effect repurchases through open market transactions, privately negotiated transactions, Rule 10b5-1 trading plans and/or Rule 10b-18 trading plans, and other means. We are not obligated to repurchase any specific number of shares or dollar amount and may discontinue the Repurchase Program at any time. The timing, number, and purchase price of share repurchases, if any, will be determined by the Company’s management in its discretion and will depend on a number of factors, including the market price of the shares, general market and economic conditions, and other alternatives available to the Company.
The following table provides information with respect to the shares of common stock we repurchased under the Repurchase Program during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1 - January 31, 2025	97,380	$2.91	97,380	$43,564
February 1 - February 28, 2025	86,594	$2.55	86,594	$43,343
March 1 - March 31, 2025	114,978	$2.59	114,978	$43,045
	298,952		298,952
(1) The Repurchase Program was approved by our Board of Directors in May 2023 and authorizes the repurchase of up to $50.0 million of our outstanding common stock through May 15, 2025. In May 2025, the Company’s Board of Directors authorized the extension of the Repurchase Program whereby the Company may repurchase up to $50.0 million of the Company’s common stock on or before May 15, 2027, beginning upon the expiry of its current share repurchase program on May 15, 2025.
Future share repurchases under our Repurchase Program are subject to the business judgment of our Board of Directors or Management, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, current economic environment and other factors considered relevant. As of March 31, 2025, we had approximately $43.0 million available under the Repurchase Program. Refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Quarterly Report on Form 10-Q for additional information on our share repurchases.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits

Exhibit No.	Description	Included	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	8-K	3.1	December 23, 2020
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation	By Reference	8-K	3.1	October 6, 2023
3.3	Certificate of Amendment changing name of Registrant to Spruce Power Holding Corporation	By Reference	8-K	3.1	November 14, 2022
3.4	Amended and Restated Bylaws, as amended as of November 10, 2022	By Reference	8-K	3.2	November 14, 2022
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRUCE POWER HOLDING CORPORATION

Date: May 14, 2025	By:	/s/ Christopher Hayes
	Name:	Christopher Hayes
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Sarah Weber Wells
	Name:	Sarah Weber Wells
	Title:	Chief Financial Officer and Head of Sustainability
(Principal Financial Officer and Principal Accounting Officer)