Form 10-Q
period 2025-06-30
SPRUCE POWER HOLDING CORP
filed 2025-08-12
CIK 1772720

inc

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
___________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2025, 17,834,368 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to future events or our future financial performance including, but not limited to, statements regarding our plans, strategies and prospects, both business and financial, our growth plans, future financial and operating results, costs and expenses, the outcome of contingencies, financial condition, results of operations, liquidity, our ability to continue as a going concern, cost savings, business strategies, and other statements that are not historical facts. Forward-looking statements generally are characterized by the use of certain words or phrases (and their derivatives) such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “opportunity,” “plan,” “goals,” “target” “predict,” “potential,” “estimate,” “should,” “will,” “would,” “continue,” “likely,” and similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These statements are based upon our current plans and strategies, management’s assumptions and expectations about future events, and market conditions, and reflect our current assessment of the risks and uncertainties related to our business and are made as of the date of this report. There can be no assurance that actual future results, performance or achievements of, or trends affecting, us will not differ materially from any future results, performance, achievements or trends expressed or implied by such forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from historical results or the forward-looking statements contained herein, including but not limited to:
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
•Our business may be adversely affected by economic conditions, including market interest rates, inflation, recessionary conditions, further United States’ administrative decisions, and United States (the “U.S.”) and global trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom.
•Changes in tax laws, including the new U.S. tax legislation (the “New Tax Act”) enacted effective July 4, 2025, may materially adversely affect our business, prospects, financial condition, and operating results.
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

Part I - Financial Information
Item 1. Financial Statements
Spruce Power Holding Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	As of
(In thousands, except share and per share amounts)	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$53,511	$72,802
Restricted cash	36,946	36,346
Accounts receivable, net of allowance for credit losses of $1.1 million and $0.8 million as of June 30, 2025 and December 31, 2024, respectively	19,449	15,010
Interest rate swap assets, current	4,997	6,258
Prepaid expenses and other current assets	4,397	6,014
Total current assets	119,300	136,430
Investment related to SEMTH master lease agreement	136,900	136,942
Property and equipment, net	577,625	589,014
Interest rate swap assets, non-current	11,297	18,414
Intangible assets, net	8,394	8,957
Deferred rent assets	4,229	3,717
Right-of-use assets, net	4,618	4,750
Other assets	268	255
Total assets (Note 11. Consolidated VIEs and Noncontrolling Interests)	$862,631	$898,479
Liabilities, stockholders’ equity and noncontrolling interests
Current liabilities
Accounts payable	$952	$987
Accrued expenses and other current liabilities	20,584	28,125
Non-recourse debt, current	$215,624	28,310
Deferred revenue, current	1,192	1,194
Lease liability, current	911	892
Interest rate swap liabilities, current	188	—
Current liabilities of discontinued operations	34	61
Total current liabilities	239,485	59,569
Non-recourse debt, non-current	$479,424	677,021
Deferred revenue, non-current	3,279	2,790
Lease liability, non-current	4,659	4,848
Unfavorable solar renewable energy agreements, net	2,456	4,134
Interest rate swap liabilities, non-current	2,183	385
Other long-term liabilities	3,701	3,540
Long-term liabilities of discontinued operations	34	40
Total liabilities (Note 11. Consolidated VIEs and Noncontrolling Interests)	735,221	752,327
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value; 350,000,000 shares authorized at June 30, 2025 and December 31, 2024; 19,705,195 and 17,834,368 shares issued and outstanding at June 30, 2025, respectively, and 19,403,262 and 18,311,054 shares issued and outstanding at December 31, 2024, respectively	2	2
Additional paid-in capital	479,761	478,366

Accumulated deficit	(346,681)	(328,377)
Treasury stock at cost, 1,870,827 shares and 1,092,208 at June 30, 2025 and December 31, 2024, respectively	(8,095)	(6,277)
Total stockholders’ equity	124,987	143,714
Noncontrolling interests	2,423	2,438
Total equity	127,410	146,152
Total liabilities, stockholders’ equity and noncontrolling interests	$862,631	$898,479
See Notes to Unaudited Condensed Consolidated Financial Statements.

Spruce Power Holding Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share and share amounts)	2025	2024	2025	2024

Revenues	$33,239	$22,481	$57,057	$40,768
Operating expenses:
Cost of revenues - solar energy systems depreciation	7,291	5,665	14,576	11,400
Cost of revenues - operations and maintenance	2,137	4,474	6,033	7,607
Selling, general and administrative expenses	15,099	16,701	29,199	30,170
Litigation settlements	135	—	701	—
Gain on asset disposal, net	(325)	(999)	(660)	(1,452)
Total operating expenses	24,337	25,841	49,849	47,725
Income (loss) from operations	8,902	(3,360)	7,208	(6,957)
Other (income) expense:
Interest income	(5,174)	(5,257)	(10,441)	(10,643)
Interest expense, net	12,820	7,591	25,487	18,533
Change in fair value of interest rate swaps	4,128	3,234	10,365	(3,175)
Other income, net	(19)	(136)	(40)	(431)
Net loss from continuing operations	(2,853)	(8,792)	(18,163)	(11,241)
Net income (loss) from discontinued operations	(14)	219	(18)	218
Net loss	(2,867)	(8,573)	(18,181)	(11,023)
Less: Net income attributable to noncontrolling interests	99	5	123	9
Net loss attributable to stockholders	$(2,966)	$(8,578)	$(18,304)	$(11,032)
Net loss from continuing operations per share, basic and diluted	$(0.16)	$(0.46)	$(1.01)	$(0.59)
Net income (loss) from discontinued operations per share, basic and diluted	$—	$0.01	$—	$0.01
Net loss attributable to stockholders per share, basic and diluted	$(0.17)	$(0.45)	$(1.01)	$(0.57)
Weighted-average shares outstanding, basic and diluted	17,917,611	19,271,954	18,052,559	19,187,364

See Notes to Unaudited Condensed Consolidated Financial Statements.

Spruce Power Holding Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests (Unaudited)

	Three and Six Months Ended June 30, 2025
	Common Stock				Additional Paid-In Capital		Accumulated Deficit		Treasury Stock				Total Stockholder's Equity	Noncontrolling Interests		Total Equity
(In thousands, except share data)	Shares		Amount						Shares		Amount
Balance at December 31, 2024	19,403,262		$2		$478,366		$(328,377)		1,092,208		$(6,277)		$143,714	$2,438		$146,152
Issuance of restricted stock	28,732		—		—		—		—		—			—		—
Share repurchases	—		—		—		—		298,952		(808)		(808)	—		(808)
Capital distributions to noncontrolling interests	—		—		—		—		—		—		—	(77)		(77)
Stock-based compensation expense, net	—		—		826		—		—		—		826	—		826
Net income (loss)	—		—		—		(15,338)		—		—		(15,338)	24		(15,314)
Balance at March 31, 2025	19,431,994		$2		$479,192		$(343,715)		1,391,160		$(7,085)		$128,394	$2,385		$130,779
Issuance of restricted stock	273,201		—		—		—		—		—			—		—
Share repurchases	—		—		—				479,667		(1,010)		(1,010)	—		(1,010)
Capital distributions to noncontrolling interests	—		—		—		—		—		—		—	(61)		(61)
Stock-based compensation expense, net	—		—		569		—		—		—		569	—		569
Net income (loss)	—		—		—		(2,966)		—		—		(2,966)	99		(2,867)
Balance at June 30, 2025	19,705,195	—	$2	$—	$479,761	$—	$(346,681)	$—	1,870,827	$—	$(8,095)	$—	$124,987	$2,423	$—	$127,410

	Three and Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholder's Equity	Noncontrolling Interests	Total Equity
(In thousands, except share data)	Shares	Amount			Shares	Amount
Balance at December 31, 2023	19,093,186	$2	$475,654	$(257,888)	800,650	$(5,424)	$212,344	$2,325	$214,669
Issuance of restricted stock	5,060	—	—	—	—	—	—	—	—
Capital distributions to noncontrolling interests	—	—	—	—	—	—	—	(76)	(76)
Stock-based compensation expense, net	—	—	821	—	—	—	821	—	821
Net income (loss)	—	—	—	(2,454)	—	—	(2,454)	4	(2,450)
Balance at March 31, 2024	19,098,246	$2	$476,475	$(260,342)	800,650	$(5,424)	$210,711	$2,253	$212,964
Issuance of restricted stock	259,604	—	—	—	—	—	—	—	—
Capital distributions to noncontrolling interests	—	—	—	—	—	—	—	(64)	(64)
Stock-based compensation expense, net	—	—	236	—	—	—	236	—	236
Net income (loss)	—	—	—	(8,578)	—	—	(8,578)	5	(8,573)
Balance at June 30, 2024	19,357,850	$2	$476,711	$(268,920)	800,650	$(5,424)	$202,369	$2,194	$204,563
See Notes to Unaudited Condensed Consolidated Financial Statements.

Spruce Power Holding Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2025	2024

Operating activities:
Net loss	$(18,181)	$(11,023)
Add back: Net loss (income) from discontinued operations	18	(218)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation, net	1,395	1,057
Bad debt expense	1,008	819
Amortization of deferred revenue	(155)	(77)
Depreciation and amortization expense, net of $1.5 million amortization related to unfavorable solar renewable energy agreements for each period	13,607	10,462
Accretion expense	161	119
Change in fair value of interest rate swaps	10,365	(3,175)
Interest income related to SEMTH master lease agreement	(9,042)	(7,495)
Gain on disposal of assets	(660)	(1,452)
Change in operating right-of-use assets and lease liability	(37)	23
Amortization of debt discount and deferred financing costs	3,280	2,930
Changes in operating assets and liabilities:
Accounts receivable, net	(5,952)	(4,649)
Deferred rent assets	(512)	(701)
Prepaid expenses and other current assets	1,617	4,775
Other assets	(14)	2
Accounts payable	(35)	297
Accrued expenses and other current liabilities	(8,921)	(21,095)
Other long-term liabilities	—	(24)
Deferred revenue	642	2,023
Net cash used in continuing operating activities	(11,416)	(27,402)
Net cash provided by (used in) discontinued operating activities	(51)	100
Net cash used in operating activities	(11,467)	(27,302)
Investing activities:
Proceeds from sale of solar energy systems	2,560	2,853
Proceeds from investment related to SEMTH master lease agreement	10,464	10,784
Cash paid for acquisitions	(4,544)	—
Purchases of other property and equipment	(184)	(150)
Net cash provided by continuing investing activities	8,296	13,487
Net cash provided by discontinued investing activities	—	—
Net cash provided by investing activities	8,296	13,487
Financing activities:
Proceeds from issuance of non-recourse debt	—	130,000
Payment of deferred financing costs	—	(2,108)
Repayments of non-recourse debt	(13,564)	(136,750)
Share repurchases	(1,818)	—
Capital distributions to noncontrolling interests	(138)	(140)

Net cash used in continuing financing activities	(15,520)	(8,998)
Net cash provided by discontinued financing activities	—	81
Net cash used in financing activities	(15,520)	(8,917)
Net change in cash and cash equivalents and restricted cash:	(18,691)	(22,732)
Cash and cash equivalents and restricted cash, beginning of period	109,148	172,941
Cash and cash equivalents and restricted cash, end of period	$90,457	$150,209
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,707	$16,536
Supplemental disclosure of noncash investing and financing information:
Right-of-use asset obtained in exchange for lease liability	$307	$—

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

In addition to the Company’s core solar service offerings, the Company generates cash flows and earns interest income from customer contracts related to a master lease agreement, which is referred to in this Quarterly Report on Form 10-Q as the “SEMTH Master Lease”. The Company also holds subsidiary fund companies that own and operate the Company’s portfolio of home solar energy systems, which are subject to solar lease agreements (“SLAs”) and power purchase agreements (“PPAs”, together with the SLAs, “Customer Agreements”) with residential customers who benefit from the production of electricity generated by the Company’s Portfolio, which may qualify for subsidies, renewable energy credits and other incentives as provided by various states and local agencies. These benefits have generally been retained by the Company's subsidiaries that own the systems, with the exception of the investment tax credit (“ITCs”) under Section 48 of the Internal Revenue Code, as amended (the “IRC”), which were generally passed through to the various financing partners of the solar energy systems.
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
Liquidity
The Company’s debt obligations under the SP1 Facility are non-recourse to the Company (see Note 7. Non-Recourse Debt) and have a maturity date of April 30, 2026 (the “SP1 Maturity Date”). The Company plans to refinance the SP1 facility prior to the SP1 Maturity Date consistent with the Company’s historical financing strategy for investing in solar assets on a leveraged basis. Management has begun discussions with potential lenders for refinancing of the SP1 Facility, and based on these discussions, the Company’s management believes that such refinancing will be completed prior to the SP1 Maturity Date, however no assurance can be given.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Because (i) the SP1 Maturity Date is within twelve months from the date these unaudited condensed consolidated financial statements are issued, (ii) the Company has not yet entered into a commitment to refinance the SP1 Facility although the maturity date is in April 2026, (iii) the Company has determined that it is unlikely to have sufficient cash on hand or proceeds from currently available liquidity sources to satisfy the SP1 Facility at the SP1 Maturity Date, (iv) the Company had negative working capital of $120.2 million as of June 30, 2025 primarily due to the current maturity of the SP1 Facility at that date, and (v) the Company has experienced recurring net losses and negative cash flows from operations, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.
However, based on management’s discussions with potential lenders described in the prior paragraph and the Company’s historical financing strategy for investing in solar assets on a leveraged basis, the Company’s management believes that the SP1 Facility will be refinanced prior to the SP1 Maturity Date and that any such substantial doubt is alleviated by management's plans to refinance the SP1 Facility prior to the SP1 Maturity Date, however no assurance can be given.
Note 2. Summary of Significant Accounting Policies
Basis of unaudited condensed consolidated financial statement presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. The accompanying unaudited condensed consolidated balance sheet as of December 31, 2024 has been derived from the Company’s audited consolidated financial statements included in the Annual Report. The Company has condensed or omitted certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As such, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and accompanying notes included in its Annual Report.
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
The Company's accompanying unaudited condensed consolidated financial statements include the accounts of its wholly owned subsidiaries and two controlled variable interest entities (“VIEs”), for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the Company’s presentation as of and for the quarter ended June 30, 2025, and such reclassifications had no effect on the Company’s previously reported financial position, results of operations, or cash flows.
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of income and expenses during the reporting period. The Company’s most significant estimates and judgments involve (i) valuation allowance on deferred income taxes, (ii) warranty reserves, (iii) valuation of stock-based compensation, (iv) the useful lives of certain assets and liabilities, including property and equipment, and intangible assets, (v) the allowance for credit losses, (vi) valuation of business combinations, including the fair values and useful lives of acquired assets and assumed liabilities, and the fair value of asset acquisitions, (vii) the fair value estimates of long-lived assets in impairment analysis, and (viii) valuation models used in determining future principal debt amortization on certain credit facilities. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Variable interest entities
The Company consolidates any VIE of which it is the primary beneficiary. The Company formed or acquired VIEs which are partially funded by tax equity investors in order to facilitate the funding and monetization of certain attributes associated with solar energy systems. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. A variable interest holder is required to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company evaluates its relationships with the VIEs on an ongoing basis to determine if it is the primary beneficiary. The Company’s initial investments in Volta Solar Owner II, LLC and ORE F4 HoldCo, LLC (collectively, the “Funds”) were determined to be VIEs and remained as such as of June 30, 2025 and December 31, 2024. See Note 11. Consolidated VIEs and Noncontrolling Interests. The Company considered the provisions within the contractual arrangements that grant it power to manage and make decisions that affect the operation of the VIEs, including determining the solar energy systems contributed to the VIEs, and the operation and maintenance of the solar energy systems. The Company considers the rights granted to the other investors under the contractual arrangements to be more protective in nature rather than substantive participating rights. As such, the Company was determined to be the primary beneficiary and the assets, liabilities and activities of the Funds were consolidated by the Company.
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
Concentration of credit risks and revenue
Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and accounts receivable, net (discussed below). At times, the Company may hold cash balances at a single bank in excess of the Federal Deposit Insurance Corporation deposit insurance limit of $250,000. At June 30, 2025 and December 31, 2024, the Company had cash in excess of the federal deposit insurance limit. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as most of the balances are invested in treasury bills, which are government backed securities.
For the three and six months ended June 30, 2025, the Company had one customer that represented 12% of the Company’s revenues for each period. For the three and six months ended June 30, 2024, the Company had no customers that represented at least 10% of the Company’s revenues. As of June 30, 2025 and December 31, 2024, the Company had one customer (that represented 30%) and no customers, respectively, that represented at least 10% of the Company’s accounts receivable.

Restricted cash

Restricted cash held at June 30, 2025 and December 31, 2024 of $36.9 million and $36.3 million, respectively, primarily consists of cash that is subject to restriction due to provisions in the Company's financing agreements and the operating agreements of subsidiary fund companies. The carrying amount reported in the unaudited condensed consolidated balance sheets for restricted cash approximates its fair value.

The following table provides a reconciliation of cash and cash equivalents and restricted cash to the total amounts shown within the unaudited condensed consolidated statements of cash flows for each period ended:

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

	As of
(Amounts in thousands)	June 30, 2025	June 30, 2024
Cash and cash equivalents	$53,511	$116,588
Restricted cash	36,946	33,621
Total cash, cash equivalents and restricted cash	$90,457	$150,209
Accounts receivable, net
Accounts receivable, net primarily represent amounts due from the Company’s customers. Accounts receivable is recorded net of allowance for credit losses, which is determined by the Company’s assessment of the collectability of customer accounts based on the best available data at the time of the assessment. Management reviews the allowance for credit losses by considering factors such as historical experience, contractual term, aging category and current and forecasted economic conditions that may affect customers. The following table presents the changes in the allowance for credit losses recorded against accounts receivable, net on the unaudited condensed consolidated balance sheets:

	As of
(Amounts in thousands)	June 30, 2025	December 31, 2024
Balance at the beginning of the period	$757	$1,693
Write-off of uncollectible accounts	(683)	(2,322)
Provision for current expected credit losses	1,008	1,386
Balance at the end of the period	$1,082	$757
Investment related to SEMTH master lease agreement and interest income
The Company accounts for its investment related to the SEMTH, as defined below, master lease agreement in accordance with Accounting Standards Codification (“ASC”) 325-40, Investments—Other—Beneficial Interests in Securitized Financial Assets. The Company recognizes accretable yield as interest income over the life of the related beneficial interest using the effective yield method, which is reflected within interest income in the unaudited condensed consolidated statements of operations in the amount of $4.4 million and $9.0 million for the three and six months ended June 30, 2025, and $3.7 million and $7.5 million for the three and six months ended June 30, 2024, respectively. On a recurring basis, the Company evaluates changes in the cash flows expected to be collected from the cash flows previously projected, and when favorable or adverse changes are identified, the Company prospectively updates its expectation of cash flows to be collected and recalculates the amount of accretable yield for the related beneficial interest.
Favorable or adverse changes deemed other than temporary are accounted for as a change in estimate in conformity with ASC 250, Accounting Changes and Error Corrections, with the amount of periodic accretion adjusted over the remaining life of the master lease agreement. During the three and six months ended June 30, 2025 and 2024, the Company had no revisions to its estimated cash flows expected to be collected related to the SEMTH master lease agreement, and as a result, recognized no additional accretable yield within interest income in the unaudited condensed consolidated statements of operations.
Impairment of long-lived assets
The Company reviews long-lived assets, such as property and equipment and intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. The Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluates the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value. There were no long-lived asset impairment charges recognized during the three and six months ended June 30, 2025 and 2024.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
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

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, net, accounts payable, non-recourse debt, and interest rate swaps. The carrying value of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximates fair value due to the short-term nature of those instruments. See Note 9. Fair Value Measurements for additional information on assets and liabilities measured at fair value.
Revenues
The Company’s revenue is derived from its home solar energy portfolio and servicing platform, which primarily generates revenue through the sale to homeowners of power generated by home solar energy systems pursuant to long-term agreements. Pursuant to ASC 606, Revenue from Contracts with Customers (“ASC 606”), issued by the Financial Accounting Standards Board (“FASB”), the Company has elected the “right to invoice” practical expedient for energy

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
generation and servicing revenues, and revenues for the performance obligations related to energy generation and servicing revenue are recognized as services are rendered based upon the underlying contractual arrangements.
The following table presents the detail of the Company’s revenues as reflected within the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
PPA revenues	$12,095	$12,320	$19,991	$19,839
SLA revenues	9,996	6,846	19,936	14,137
Solar renewable energy credit revenues	7,204	1,337	11,059	3,174
Government incentives	1,647	146	1,715	223
Servicing revenues	730	356	1,379	356
Intangibles amortization, unfavorable solar renewable energy revenue agreements	748	747	1,496	1,493
Other revenue	819	729	1,481	1,546
Total	$33,239	$22,481	$57,057	$40,768
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
•PPA revenues - Under ASC 606, PPA revenue is recognized when generated based upon the amount of electricity delivered as determined by remote monitoring equipment at solar rates specified under the PPAs.

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

Solar renewable energy credit revenues
The Company enters into contracts with third parties to sell SRECs generated by the solar energy systems for fixed prices. Certain contracts that meet the definition of a derivative may be exempted as normal purchase or normal sales transactions (“NPNS”). NPNS are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Certain SREC contracts meet these requirements and are designated as NPNS contracts. Such SRECs are exempted from the derivative accounting and reporting requirements, and the Company recognizes revenues in accordance with ASC 606 when the SRECs are transferred to the counterparty.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
The Company recognizes revenues for SRECs based on pricing predetermined within the respective contracts at a point in time when the SRECs are transferred. As SRECs can be sold separate from the actual electricity generated by the renewable-based generation source, the Company accounts for the SRECs it generates from its solar energy systems as governmental incentives and does not consider those SRECs output of the underlying solar energy systems. The Company classifies these SRECs as inventory held until sold and delivered to third parties. As the Company uses the incremental cost method and did not incur any incremental costs beyond the costs of producing the related electricity to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of June 30, 2025 and December 31, 2024.

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

Deferred revenue

Deferred revenue consists of amounts for which the criteria for revenue recognition have not yet been met and includes prepayments received for unfulfilled performance obligations that will be recognized on a straight-line basis over the remaining term of the respective customer agreements. Deferred revenue, in the aggregate, as of June 30, 2025 and December 31, 2024 was $4.5 million and $4.0 million, respectively.

During the three and six months ended June 30, 2025, the Company recognized revenues of less than $0.1 million and approximately $0.1 million, respectively, related to deferred revenue as of December 31, 2024. During each of the three and six months ended June 30, 2024, the Company recognized revenues of less than $0.1 million related to deferred revenue as of December 31, 2023.

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
Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of June 30, 2025 and December 31, 2024, there were no uncertain tax positions taken or expected to be taken in the Company’s tax returns.
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
The Company did not recognize any tax related interest or penalties during the periods presented in the accompanying unaudited condensed consolidated financial statements, however, would record any such interest and penalties as a component of the provision for income taxes. There has historically been no federal or state provision for income taxes since the Company has historically incurred net operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three and six months ended June 30, 2025 and 2024, the Company recognized no provision for income taxes, consistent with its losses incurred and the full valuation allowance against its deferred tax assets. As a result, the Company's effective income tax rate was 0% for the three and six months ended June 30, 2025 and 2024.
Effective July 4, 2025, the New Tax Act was enacted. The New Tax Act extends the provisions of the 2017 Tax Cuts and Jobs Act and makes other changes to U.S. federal tax law. The Company is currently assessing the impact of the New Tax Act under ASC 740, Income Taxes, on its consolidated financial statements and does not expect it will have a material effect on its consolidated financial statements and income tax disclosures for interim and annual periods subsequent to July 4, 2025.

Segment reporting

Segment reporting is based on the management approach, following the method that management organizes the Company’s operating segments for which separate financial information is made available to, and evaluated regularly by, the Company’s chief operating decision maker (“CODM”) in allocating resources and in assessing performance. The Company is organized and managed as a single operating and reportable segment, on a consolidated basis, which engages in the sole business of providing solar energy and related services to its customers, and as of June 30, 2025 and 2024, the Company had one operating and reportable segment. See Note 15. Segment Information for further information.

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
Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires enhanced detailed disclosures about the types of expenses in commonly presented expense line items of entities. Subsequent to the issuance of ASU 2024-03, the FASB issued ASU 2025-01 of the same topic to clarify the effective date of ASU 2024-03, stating that all public entities are required to adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company plans to adopt this ASU in its annual financial statements for the year ending December 31, 2027 and in its interim financial statements in the subsequent year ending December 31, 2028, and is currently assessing the impact of this ASU on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, (“ASU 2023-09”), which introduces new disclosure requirements intended to enhance the transparency and decision-usefulness of income tax information. The amendments require public business entities to provide more detailed and consistently categorized information in the effective tax rate reconciliation, as well as disaggregated disclosures of income taxes paid by jurisdiction, where material. Given the nature and character of the Company’s tax payments and items that affect its effective tax rate, the Company is not expecting the adoption of this ASU to have a material effect on its income tax disclosures. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. The Company will adopt this ASU in its annual consolidated financial statements for the year ending December 31, 2025.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, (“ASU 2025-05”), to address challenges encountered by entities when estimating expected credit losses on current accounts receivable or current contract assets resulting from transactions accounted for under ASC 606. ASU 2025-05 introduces a practical expedient for entities which, if elected, assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2025, with early adoption permitted. The Company has not yet adopted ASU 2025-05 and is currently assessing the impact of this ASU on on its consolidated financial statements.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 3. Acquisitions
NJR Acquisitions
On November 22, 2024, the Company acquired approximately 9,800 solar energy systems from the subsidiary of a publicly traded, regulated utility company for $132.5 million (the “Initial NJR Acquisition”) pursuant to an asset purchase agreement (the “APA”). The solar energy systems acquired have an average remaining contract life of approximately 11 years. The Initial NJR Acquisition was funded in part by the proceeds from the concurrent issuance of the SP5 Facility and $22.7 million of the Company’s cash balances. Under the APA, the Company was obligated to acquire approximately 200 additional solar energy systems, subject to those systems having achieved operational milestones (the “Additional NJR Systems”), and assuming those milestones are achieved, the aggregate purchase consideration payable with respect to the Additional NJR Systems would be approximately $5.0 million pursuant to the APA, subject to adjustment thereof. The Initial NJR Acquisition and the Additional NJR Systems are herein termed the “NJR Acquisitions”.
During the three months ended June 30, 2025, the Company acquired 109 of the Additional NJR Systems for approximately $2.9 million in cash, inclusive of transaction costs of less than $0.1 million.
During the six months ended June 30, 2025, the Company acquired 192 of the Additional NJR Systems for approximately $4.5 million in cash, inclusive of transaction costs of approximately $0.1 million. The Company expects to purchase the remaining solar energy systems that it may be obligated to acquire upon those systems achieving operational milestones.
The NJR Acquisitions have been accounted for as acquisitions of assets, wherein the total consideration paid was allocated to the assets acquired and liabilities assumed based on their relative fair value. The Company’s determination of the fair value of assets acquired and liabilities assumed was based on an independent third-party valuation, which involved significant estimates and assumptions, including Level 3 (unobservable) inputs, using the income method approach to value long-lived assets. The Company engages third-party appraisal firms to assist in the fair value determination, however management is responsible for, and ultimately determines the fair value. For the Initial NJR Acquisition in 2024, the Company estimated the fair value of the assets to be approximately $132.5 million, inclusive of transaction costs of $0.3 million, all of which was allocated to the solar energy systems. For the Additional NJR Systems acquired in 2025, the Company estimated the fair value of the assets to be approximately $5.1 million, inclusive of transaction costs of approximately $0.1 million, all of which was allocated to the solar energy systems.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 4. Property and Equipment, Net
Property and equipment, net consisted of the following as of June 30, 2025 and December 31, 2024:

	As of
(Amounts in thousands)	June 30, 2025	December 31, 2024
Solar energy systems	$644,154	$641,245
Less: Accumulated depreciation	(67,153)	(52,817)
Solar energy systems, net	$577,001	$588,428

Furniture and fixtures	$563	$551
Computers and related equipment	373	324
Leasehold improvements	114	30
Gross other property and equipment	1,050	905
Less: Accumulated depreciation	(426)	(319)
Other property and equipment, net	$624	$586

Property and equipment, net	$577,625	$589,014
Cost of revenues - solar energy systems depreciation within the unaudited condensed consolidated statements of operations relates to depreciation expense of the Company’s solar energy systems. For the three and six months ended June 30, 2025, the related amounts were $7.3 million and $14.6 million, respectively, and for the three and six months ended June 30, 2024, the related amounts were $5.7 million and $11.4 million, respectively.
Depreciation expense related to other property and equipment is included within selling, general and administrative expenses within the unaudited condensed consolidated statements of operations, and for each of the three and six months ended June 30, 2025 and 2024 was $0.1 million.
Note 5. Intangible Assets, Net
The following table presents the detail of intangible assets, net as recorded in the unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024:

		As of
(Amounts in thousands)	Estimated Life	June 30, 2025	December 31, 2024
Intangible assets:
Solar renewable energy agreements	2.5 to 5.5 years	$340	$340
Performance based incentives agreements	12.5	3,240	3,240
Trade name	29.5	8,400	8,400
Gross intangible assets		11,980	11,980
Less: Accumulated amortization		(3,586)	(3,023)
Intangible assets, net		$8,394	$8,957

Amortization of intangible assets for each of the three months ended June 30, 2025 and 2024 was $0.3 million, of which $0.1 million and $0.2 million were recorded within revenues and selling, general and administrative expenses, respectively.
Amortization of intangible assets for each of the six months ended June 30, 2025 and 2024 was $0.6 million, of which $0.2 million and $0.4 million were recorded within revenues and selling, general and administrative expenses, respectively.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
The weighted-average useful life of the intangibles identified above is approximately 15.5 years, which approximates the period over which the Company expects to utilize the estimated economic benefits.

As of June 30, 2025, expected amortization of intangible assets for each of the five succeeding fiscal years and thereafter is as follows:

As of June 30,
(Amounts in thousands)	2025
Remainder of 2025	$563
2026	1,122
2027	978
2028	878
2029	805
Thereafter	4,048
Total	$8,394
Note 6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of June 30, 2025 and December 31, 2024:

	As of
(Amounts in thousands)	June 30, 2025	December 31, 2024
Accrued interest	$8,112	$8,454
Accrued professional fees	2,463	2,998
Accrued contingencies (See Note 12. Commitments and Contingencies)	2,015	6,859
Accrued compensation and related benefits	2,893	4,408
Accrued expenses, other	1,928	2,378
Accrued taxes, stock-based compensation	1,393	1,138
Accrued operating and maintenance	1,278	1,890
Accrued obligations related to master service agreement	502	—
Accrued expenses and other current liabilities	$20,584	$28,125

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 7. Non-Recourse Debt

The following table provides a summary of the Company’s non-recourse debt as of June 30, 2025 and December 31, 2024:

(Amounts in thousands)	Due	June 30, 2025	December 31, 2024
SVB Credit Agreement, SP1 Facility (1)	April 30, 2026	$189,822	$196,240
Second SVB Credit Agreement, SP2 Facility (1)	May 14, 2027	74,731	78,018
KeyBank Credit Agreement, SP3 Facility (1)	November 13, 2027	51,653	53,830
Second KeyBank Credit Agreement (1)	April 28, 2030	161,008	162,691
Barings GPSF Credit Agreement, SET Facility	April 17, 2042	130,000	130,000
Banco Santander Credit Agreement, SP5 Facility	November 22, 2027	109,842	109,842
Less: Unamortized fair value adjustment (1)		(19,201)	(21,948)
Less: Unamortized deferred financing costs		(2,807)	(3,342)
Total non-recourse debt		695,048	705,331
Less: Non-recourse debt, current		(215,624)	(28,310)
Non-recourse debt, non-current		$479,424	$677,021

(1) Fair value adjustment is being amortized to interest expense over the life of the related debt instruments using the effective interest method. Amortization expense for the fair value adjustment and deferred financing costs for the three and six months ended June 30, 2025 were $1.6 million and $3.3 million, respectively, and for the three and six months ended June 30, 2024 were $1.4 million and $2.9 million, respectively.

The SP1 Facility includes debt service reserve letter of credits with related amounts outstanding of $17.1 million and $15.6 million as of June 30, 2025 and December 31, 2024, respectively. The SP2 and SP3 Facilities also include debt service reserve letter of credits with related amounts outstanding of $6.0 million, and $4.1 million, respectively, each as of June 30, 2025 and December 31, 2024.

All amounts outstanding under the SP1 Facility are included in non-recourse debt, current on the balance sheet as of June 30, 2025. The effective interest rate on the SP1 Facility was 6.98% and 7.16% as of June 30, 2025 and December 31, 2024, respectively.

The Company’s credit agreements related to each of its non-recourse debts require the Company to be in compliance with various covenants, and the Company was in compliance with those required covenants as of June 30, 2025.

Certain of the Company’s credit agreements require the Company, on a quarterly basis, to consider loan to value ratios when determining current and future debt principal payments, which are subject to change. As of June 30, 2025, the principal maturities of the Company’s debt were as follows:

As of June 30,
(Amounts in thousands)	2025
Remainder of 2025	23,874
2026	214,377
2027	212,514
2028	12,356
2029	13,265
Thereafter	240,670
Total	$717,056

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 8. Interest Rate Swaps
The purpose of the Company’s swap agreements is to convert the floating interest rate on its credit agreements, discussed above, to a fixed rate. As of June 30, 2025 and December 31, 2024, the notional amount of the interest rate swaps covered approximately 91% of the balance of the Company’s floating rate term loans as of each period end. See Note 9. Fair Value Measurements for further information on the Company’s determination of the fair value of its interest rate swaps.
During the three and six months ended June 30, 2025, the aggregate impact of the Company’s interest rate swaps was $2.1 million and $6.2 million, respectively, of which $4.1 million and $10.4 million related to an unfavorable change in the fair value of the interest rate swaps within the unaudited condensed consolidated statements of operations, and $2.0 million and $4.2 million related to realized gains from settlements of the interest rate swaps, which is recognized within interest expense, net in the unaudited condensed consolidated statements of operations.
During the three and six months ended June 30, 2024, the aggregate impact of the Company’s interest rate swaps was $3.8 million and $14.0 million, respectively, of which $3.2 million related to unfavorable and favorable changes, respectively, in the fair value of the interest rate swaps for each period within the unaudited condensed consolidated statements of operations, and $7.0 million and $10.8 million related to realized gains from settlements of the interest rate swaps, which is recognized within interest expense, net in the unaudited condensed consolidated statements of operations.
Note 9. Fair Value Measurements
The Company uses various assumptions and methods in estimating the fair values of its financial instruments.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company’s private warrants, which had nominal value as of June 30, 2025 and December 31, 2024, were valued using a Black-Scholes model, pursuant to the inputs provided in the table below:

	Assumptions for Assets and Liabilities Measured at Fair Value on a Recurring Basis
Input	June 30, 2025	December 31, 2024
Risk-free rate	4.09%	4.16%
Remaining term in years	0.5	1.0
Expected volatility	61.8%	53.7%
Exercise price	$92.00	$92.00
Fair value of common stock	$2.02	$2.97

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
The carrying value of the Company’s variable rate debt, which includes four senior debt facilities, approximates fair value as the underlying SOFR is redetermined monthly based on prevailing market rate. The Company engages a third-party valuation expert to assist in the fair value determination of its fixed rate debt, which includes one senior debt facility and one subordinated debt facility. The Company’s valuation of its fixed rate debt is based on information provided by Management and acceptable market pricing methods for determination of the applicable discount rate. In the aggregate, the fair value of the Company’s non-recourse debt as of June 30, 2025 and December 31, 2024 was $710.5 million and $723.8 million, respectively.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of June 30, 2025
(Amounts in thousands)	Level I	Level II	Level III	Total
Asset:
Interest rate swaps	$—	$16,294	$—	$16,294
Money market accounts	23,327	—	—	23,327
U.S. Treasury securities	38,448	—	—	38,448
Total	$61,775	$16,294	$—	$78,069

Liabilities:
Interest rate swaps	$—	$2,371	$—	$2,371
Total	$—	$2,371	$—	$2,371

	Fair Value Measurements as of December 31, 2024
(Amounts in thousands)	Level I	Level II	Level III	Total
Asset:
Interest rate swaps	$—	$24,672	$—	$24,672
Money market accounts	72,142	—	—	72,142
Total	$72,142	$24,672	$—	$96,814

Liabilities:
Interest rate swaps	$—	$385	$—	385
Total	$—	$385	$—	$385

Note 10. Stock-Based Compensation Expense
Stock-based compensation expense for stock options and restricted stock units for the three and six months ended June 30, 2025 was $0.8 million and $1.6 million, and for the three and six months ended June 30, 2024 was $0.5 million and $1.4 million, respectively. As of June 30, 2025, there was $8.7 million of unrecognized compensation cost related to stock options and restricted stock units which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 3.0 years.
Stock Options
The Company grants stock options to certain employees that will vest over a period of one to four years. A summary of stock option award activity for the six months ended June 30, 2025 was as follows:

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2024	488,385	$9.34	7.5
Granted	—	—
Exercised	—	—
Cancelled or forfeited	(1,372)	14.48
Outstanding at June 30, 2025	487,013	$9.33	7.0
Exercisable at June 30, 2025	265,420	$13.96	5.5
The aggregate intrinsic value of stock options outstanding as of June 30, 2025 was less than $0.1 million. There were no stock options granted during the six months ended June 30, 2025.
A summary of stock option award activity for the six months ended June 30, 2024 was as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2023	193,156	$17.89	5.8
Granted	295,229	$3.74
Exercised	—	—
Cancelled or forfeited	—	—
Outstanding at June 30, 2024	488,385	$9.34	8.0
Exercisable at June 30, 2024	192,227	$17.67	5.3
The aggregate intrinsic value of stock options outstanding as of June 30, 2024 was $0.4 million. During the three and six months ended June 30, 2024, the Company granted 295,229 stock options to its President and Chief Executive Officer (“CEO”) upon his appointment to such positions effective April 12, 2024.
Restricted Stock Units
The Company grants restricted stock units to certain employees that will generally vest over a period of four years. The fair value of restricted stock unit awards is estimated by the fair value of the Company’s common stock at the date of grant. Restricted stock units activity during the six months ended June 30, 2025 was as follows:

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested, at December 31, 2024	2,233,816	$4.60
Granted	2,640,360	1.66
Vested	(301,933)	4.63
Cancelled or forfeited	(536,600)	4.18
Non-vested, at June 30, 2025	4,035,643	$2.73
Restricted stock units activity during the six months ended June 30, 2024 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested, at December 31, 2023	1,102,095	$7.74
Granted	1,629,335	3.58
Vested	(264,664)	6.22
Cancelled or forfeited	(520,226)	5.08
Non-vested, at June 30, 2024	1,946,540	$5.18
During the three and six months ended June 30, 2024, the Company granted restricted stock unit awards of 88,636 shares of common stock to the CEO upon his appointment effective April 12, 2024.
In addition, upon the separation of the former President and Chief Executive Officer (“Former CEO”) from the Company effective April 12, 2024, 97,994 and 244,267 restricted stock units awarded to the Former CEO were vested and forfeited, respectively. The Company recorded $0.5 million of expense related to the 97,994 vested awards during the three and six months ended June 30, 2024.
Former CEO's Ladder Restricted Stock Unit Award
In 2022, the Company granted the Former CEO a restricted stock unit award of 208,333 shares of common stock (the “Ladder RSUs”). The Ladder RSUs were to vest in 10% increments on the dates the plan administrator certified the applicable milestone stock prices had been achieved or exceeded, provided that the Former CEO remained employed on the date of certification and such achievement occurred within ten years of the date of the grant. The Company used a Monte Carlo simulation valuation model to determine the fair value of the award as of the grant date, which was accounted for as a liability until the separation of the Former CEO effective April 12, 2024. The following inputs were used in the simulation: grant date stock price of $9.36 per share, annual volatility of 85.0%, risk-free interest rate of 3.3% and dividend yield of 0.0%. For each tranche, a fair value was calculated as well as a derived service period which represents the median number of years it is expected to take for the Ladder RSUs to meet their corresponding milestone stock price excluding the simulation paths that result in the Ladder RSUs not vesting within the 10-year term of the agreement. Each tranche's fair value would have been amortized ratably over the respective derived service period.
Upon separation of the Former CEO from the Company effective April 12, 2024, the Ladder RSUs were terminated, and the Company recorded a gain of $0.7 million during the three and six months ended June 30, 2024.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 11. Consolidated VIEs and Noncontrolling Interests
The following table summarizes the Company’s noncontrolling interests as of June 30, 2025:

Tax Equity Entity	Date Class A Member Admitted
ORE F4 Holdco, LLC	August 2014
Volta Solar Owner II, LLC	August 2017
The tax equity entities were structured at inception so that the allocations of income and loss for tax purposes will flip at a future date. The terms of the tax equity entities’ operating agreements contain allocations of taxable income (loss), Section 48(a) ITCs and cash distributions that vary over time and adjust between the members on an agreed date (referred to as the flip date). The operating agreements specify either a date certain flip date or an internal rate of return (“IRR”) flip date. The date certain flip date is based on the passage of a fixed period of time as defined in the operating agreements for each entity. The IRR flip date is the date on which the tax equity investor has achieved a contractual rate of return. From inception through the flip date, the Class A members' allocation of taxable income (loss) and Section 48(a) ITCs is generally 99% and the Class B members' allocation of taxable income (loss) and Section 48(a) ITCs is generally 1%. After the related flip date (or, if the tax equity investor has a deficit capital account, typically after such deficit has been eliminated), the Class A members' allocation of taxable income (loss) will typically decrease to 5% (or, in some cases, a higher percentage if required by the tax equity investor) and the Class B members' allocation of taxable income (loss) will increase by an inverse amount. As of June 30, 2025, the allocations of income and loss for tax purposes had flipped for ORE F4 Holdco, LLC, while Volta Solar Owner II, LLC has not reached its flip date.

The Company’s historical noncontrolling interests are comprised of Class A units, which represent the tax equity investors' interest in the tax equity entities. Both the Class A members and Class B members may have call options to allow either member to redeem the other member's interest in the tax equity entities upon the occurrence of certain contingent events, such as bankruptcy, dissolution/liquidation and forced divestitures of the tax equity entities. Additionally, the Class B member in Volta Solar Owner II, LLC has the option of purchasing all Class A units, which is exercisable at any time during the periods specified under its governing document.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
The assets held by the Company’s VIEs can only be used to settle obligations of the VIEs, while the liabilities are the obligations of the Company’s VIEs. The following table summarizes the consolidated balance sheets of the Company’s VIEs included within assets and liabilities on the Company’s unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024:

	As of
(In thousands)	June 30, 2025	December 31, 2024
Assets
Current assets
Restricted cash	$1,067	$1,375
Accounts receivable	1,033	525
Accounts receivable - affiliates	186	100
Prepaid expenses and other current assets	42	105
Total current assets	2,328	2,105
Property and equipment, net	34,024	34,950
Intangible assets, net	102	91
Total assets	$36,454	$37,146
Liabilities
Current liabilities
Accounts payable - affiliates	$1,278	$1,178
Deferred revenue, current	67	52
Accrued expenses and other current liabilities	291	472
Total current liabilities	1,636	1,702
Deferred revenue, non-current	153	133
Unfavorable solar renewable energy agreements, net	119	188
Total liabilities	$1,908	$2,023

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

Securities Class Action Proceedings

On March 8, 2021, two putative securities class action complaints were filed against the Company, and certain of its current and former officers and directors in the federal district court for the Southern District of New York. Those cases were ultimately consolidated under C.A. No. 1:21-cv-2002, and a lead plaintiff was appointed in June 2021. On July 20, 2021, an amended complaint was filed alleging that certain public statements made by the defendants between October 2,

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
2020, and March 2, 2021, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Following negotiations with a mediator, in September 2023, the Company and the plaintiffs agreed on a settlement in principle in the aggregate amount of $19.5 million (the “Settlement Amount”), and on December 6, 2023, the lead plaintiff and the defendants entered into a stipulation and agreement of settlement requiring the Company to pay the Settlement Amount to resolve the class action litigation and the related legal fees and administration costs. On April 30, 2024, the New York Court approved a final settlement of the Class Action Litigation. The Settlement Amount was accrued as of December 31, 2023 and was subsequently offset by approximately $4.5 million of related loss recoveries from the Company’s directors and officers liability insurance policy with third parties, which was paid out in February 2024. The Company also paid the $15.0 million net settlement amount to the settlement claims administrator in February 2024.

On September 20, 2021, and October 19, 2021, two class action complaints were filed in the Delaware Court of Chancery against certain of the Company’s current officers and directors, and the Company’s sponsor of its special purpose acquisition company merger, Pivotal Investment Holdings II LLC. These actions were consolidated as in re XL Fleet Corp. (Pivotal) Stockholder Litigation, C.A. No. 2021-0808, and an amended complaint was filed on January 31, 2022. Defendants filed a motion to dismiss the amended complaint on May 13, 2022, and on July 11, 2022, plaintiffs filed a second amended complaint. The second amended complaint alleges various breaches of fiduciary duty against the Company and/or its officers, several allegedly misleading statements made in connection with the merger, and aiding and abetting breaches of fiduciary duty in connection with the negotiation and approval of the December 21, 2020 merger and organization of XL Hybrids, Inc., a Delaware corporation (“Legacy XL”) to become XL Fleet Corp. On August 19, 2022, defendants moved to dismiss the second amended complaint, which was granted in part and denied in part on June 9, 2023. The parties then engaged in discovery. On November 13, 2024, the Company filed a stipulation and settlement agreement seeking court approval to settle this matter in full for $4.75 million, which was accrued as of December 31, 2024 (see Note 6. Accrued Expenses and Other Current Liabilities). On March 26, 2025, the court approved the stipulation and settlement agreement, and in April 2025, the Company paid the settlement amount of $4.75 million.
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

BMZ USA, Inc.

On February 11, 2022, BMZ USA Inc. (“BMZ”), a battery manufacturer, sued XL Hybrids for breach of contract, alleging that XL Hybrids failed to timely purchase the full allotment of batteries required under a certain master supply agreement

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
between the parties. In January 2024, BMZ obtained a judgment for $3.9 million against XL Hybrids, Inc. In June 2024, BMZ sought to enforce the judgement against the Company in Massachusetts Trial Court and that enforcement action was dismissed in March 2025. BMZ appealed the ruling, however it was not successful, and BMZ subsequently filed to enforce the judgement in Colorado. As such, the Company currently estimates the potential loss to be approximately $1.2 million, which has been accrued for as of June 30, 2025 (See Note 6. Accrued Expenses and Other Current Liabilities).

ITC Recapture Provisions

The IRS may disallow and recapture some, or all, of the ITCs due to improperly calculated basis after a project was placed in service ("Recapture Event"). If a Recapture Event occurs, Spruce Power is obligated to pay the applicable Class A Member a recapture adjustment, which includes the amounts the Class A Members are required to repay the IRS, including interest and penalties, as well as any third-party legal and accounting fees incurred by the Class A Members in connection to the Recapture Event, as specified in the operating agreements. Such a payment by Spruce Power to the Class A Members would not be considered a capital contribution to the fund per the operating agreements, nor would it be considered a distribution to the Class A Members. No Recapture Event was deemed probable by the Company, therefore no accrual was recorded as of June 30, 2025 and December 31, 2024.

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

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. The duration of the Company’s indemnities and guarantees varies, however the majority of these indemnities and guarantees are limited in duration. Historically, the Company has not been obligated to make significant payments for such obligations, does not anticipate future payments, and as such, no reserve has been established and no other liabilities have been recorded for these indemnities and guarantees as of June 30, 2025 and December 31, 2024.

Insurance Claims and Recoveries related to Los Angeles Fires

In January 2025, a series of wildfires broke out in the Los Angeles area of California, resulting in real and personal property and natural resource damage, personal injuries and loss of life. The Company is currently assessing the impact of these wildfires on its solar systems and customer contracts in the area; however, the Company has not been able to validate the full extent of the related damage. Based on the Company’s current assessment, the Company wrote off approximately $0.2 million of net book value associated with the damaged solar assets during the six months ended June 30, 2025, which is reflected within gain on asset disposal, net in the unaudited condensed consolidated statements of operations. No material loss claims have been reported to date or recognized within the unaudited condensed consolidated financial statements as of June 30, 2025. In addition, the Company has recorded no related insurance recoveries as of June 30, 2025. The Company does not expect this event to have a material impact on its financial position, operating results or cash flows.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 13. Net Loss Per Share
The following is a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share and per share data)	2025	2024	2025	2024
Numerator:
Net loss attributable to stockholders	$(2,966)	$(8,578)	$(18,304)	$(11,032)
Denominator:
Weighted average shares outstanding, basic and diluted	17,917,611	19,271,954	18,052,559	19,187,364
Net loss attributable to stockholders per share, basic and diluted	$(0.17)	$(0.45)	$(1.01)	$(0.57)
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
Note 14. Discontinued Operations
The Company’s discontinued operations related to the XL Grid business had no activity during the three and six months ended June 30, 2025 and 2024.
The following table provides supplemental details of the Company’s discontinued operations related to the Drivetrain business contained within the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Revenues	$17	$16	$33	$37
Operating expenses:
Cost of revenues - operations and maintenance	31	(122)	51	(100)
Gain on asset disposal	—	(81)	—	(81)
Total operating (income) expenses	31	(203)	51	(181)
Net income (loss) from discontinued operations	$(14)	$219	$(18)	$218

The following table presents aggregate carrying amounts of assets and liabilities of discontinued operations related to the Drivetrain business contained within the unaudited condensed consolidated balance sheets:

	As of
(Amounts in thousands)	June 30, 2025	December 31, 2024
Assets from discontinued operations	$—	$—
Liabilities from discontinued operations	$68	$101

Note 15. Segment Information

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
As of June 30, 2025 and December 31, 2024, the Company had one reportable segment, which sells electricity to homeowners and provides related services to the homeowners, as well as to third party owners.

The Company’s CODM is its chief executive officer (“CEO”) who is focused on strategic planning aimed at generating revenue and monetizing the Company’s home solar energy systems and its ability to provide top-tier related servicing solutions to its customers and third parties. The CEO is provided, on a quarterly basis. with the Company’s consolidated segment expenses as presented within the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024, which the CEO utilizes to assess the Company’s performance and for making decisions about resource allocation.

The following table presents the Company’s significant segment expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Revenues	$33,239	$22,481	$57,057	$40,768
Cost of revenues - solar energy systems depreciation	7,291	5,665	14,576	11,400
Cost of revenues - operations and maintenance	2,137	4,474	6,033	7,607
Selling, general and administrative expenses - professional services	5,009	5,165	9,313	9,677
Selling, general and administrative expenses - compensation and benefits	6,784	7,936	13,817	14,150
Selling, general and administrative expenses - other	3,306	3,600	6,069	6,343
Interest expense, net	12,820	7,591	25,487	18,533
Litigation settlements	135	—	701	—
Other segment items, net (1)	(1,376)	(3,377)	(758)	(15,919)
Net loss	$(2,867)	$(8,573)	$(18,181)	$(11,023)

(1) Comprised of gain on asset disposal, net, interest income, and change in fair value of warrant liabilities and interest rate swaps, other income, net, and net loss from discontinued operations for each of the three and six months ended June 30, 2025 and 2024.

No segment asset information is presented in these unaudited condensed consolidated financial statements since the Company’s CEO does not review segment information at a different level or category other than that presented on the Company’s unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.
Note 16. Share Repurchase Program
In May 2023, the Company’s Board of Directors (the “Board”) approved a share repurchase program for the repurchase of up to $50.0 million of the Company's outstanding common stock through May 15, 2025 (the “Repurchase Program”). In May 2025, the Board authorized the extension of the Repurchase Program to expire on May 15, 2027. The Repurchase Program authorizes the Company to effect repurchases through open market transactions, privately negotiated transactions, Rule 10b5-1 trading plans and/or Rule 10b-18 trading plans, and other means. The Company is not obligated to repurchase any specific number of shares or dollar amount and may discontinue the Repurchase Program at any time. The timing, number and purchase price of share repurchases, if any, will be determined by the Company’s management in its discretion and will depend on a number of factors, including the market price of shares, general market and economic conditions, and other alternatives available to the Company.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
During the three and six months ended June 30, 2025, the Company repurchased 0.5 million and 0.8 million shares, respectively, of common stock under the Repurchase Program in open market transactions at a weighted-average price of $2.10 and $2.33 per share, for an aggregate purchase price of $1.0 million and $1.8 million, respectively, inclusive of transaction costs. As of June 30, 2025, $42.0 million remained available for future share repurchases under the Repurchase Program. The Company repurchased no shares of common stock under the Repurchase Program during the three and six months ended June 30, 2024.

Note 17. Subsequent Events
Management has reviewed all events subsequent to June 30, 2025 and prior to the filing of these unaudited condensed financial statements, the Company has determined there have been no events that have occurred that would require adjustments or disclosures within the unaudited condensed consolidated financial statements.

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
Corporate Strategy

We believe the combination of our existing customer base and proven servicing platform related to our Customer Agreements, together with our capital resources and relationships, gives us the ability to take advantage of growth in distributed solar and battery storage services, while creating a path to more predictable revenues, profits and cash flow for our shareholders. Our corporate strategy has three key elements:

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
Operating Highlights
For the three months ended June 30, 2025 and 2024, our revenues totaled $33.2 million and $22.5 million, respectively, while our net loss attributable to stockholders was $3.0 million and $8.6 million, respectively. For the six months ended June 30, 2025 and 2024, our revenues totaled $57.1 million and $40.8 million, respectively, while our net loss attributable to stockholders was $18.3 million and $11.0 million, respectively. Our financial performance during the three and six months ended June 30, 2025 was impacted by fluctuations in the value of our interest rate swaps, variations in our operations and maintenance costs, and the incremental impact of the NJR Acquisitions. See the section below titled “Results of Operations” in this Quarterly Report on Form 10-Q for more information on our operating results for the three and six months ended June 30, 2025 and 2024. We focus on the following core pillars in our operations:
•Deliver operational excellence in our clean energy portfolio for customers and communities. Combined portfolio generation was approximately 187 thousand MWh of power for the three months ended June 30, 2025, compared to 160 thousand MWh of power for the three months ended June 30, 2024, respectively.
•Execute on our growth and capital strategies. As of June 30, 2025, we owned cash flows from approximately 85,000 home solar assets and customer contracts across 18 U.S. states with an average remaining contract life of approximately 11 years compared to approximately 75,000 home solar assets and customer contracts with an average remaining contract life of approximately 12 years as of June 30, 2024 due to the impact of the NJR Acquisitions.

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
Acquisitions

In November 2024, we completed the Initial NJR Acquisition acquiring 9,800 solar energy systems for approximately $132.5 million, pursuant to an asset purchase agreement (the “APA”). The Initial NJR Acquisition was funded by proceeds from the concurrent issuance of the SP5 Facility (defined below) and $22.7 million of our cash. Under the APA, we were obligated to acquire approximately 200 additional solar energy systems, subject to those systems having achieved operational milestones, and assuming those milestones are achieved, the aggregate purchase consideration payable with respect to these additional solar energy systems would be approximately $5.0 million pursuant to the APA.

During the three months ended March 31, 2025 and June 30, 2025, we acquired 83 and 109, respectively, of the Additional NJR Systems, resulting in 192 systems in the aggregate for approximately $4.5 million in cash, inclusive of transaction costs of $0.1 million. We expect to purchase the remaining additional solar energy systems that we may be obligated to acquire upon those systems achieving operational milestones.
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

Common Share Repurchase Program

During the three and six months ended June 30, 2025, we repurchased 0.5 million and 0.8 million shares, respectively, of common stock under our Repurchase Program in open market transactions at a weighted-average price of $2.10 and $2.33 per share, for an aggregate purchase price of $1.0 million and $1.8 million, respectively, inclusive of transaction costs.

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

Availability of Financing

Our ability to raise capital from third parties at reasonable terms is a critical element in supporting ownership of our existing home solar energy assets as well as enabling our future growth. We have historically utilized non-recourse, project-level debt as a primary source of capital for acquisitions. Our ability to raise debt either as a means to refinance existing indebtedness or for future acquisitions may be impacted by general macroeconomic conditions, the health of debt capital markets, the interest rate environment and general concerns over its industry or specific concerns over our business.

Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The results of operations related to our Drivetrain business are presented as net loss from discontinued operations in our unaudited condensed consolidated statements of operations.
Information with respect to the unaudited condensed consolidated statements of operations for the three months ended June 30, 2025 and 2024 is presented below:

	Three Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Revenues	$33,239	$22,481	$10,758	48%
Operating expenses:
Cost of revenues - solar energy systems depreciation	7,291	5,665	1,626	29%
Cost of revenues - operations and maintenance	2,137	4,474	(2,337)	(52)%
Selling, general and administrative expenses	15,099	16,701	(1,602)	(10)%
Litigation settlements	135	—	135	100%
Gain on asset disposal	(325)	(999)	674	(67)%
Total operating expenses	24,337	25,841	(1,504)	(6)%
Income (loss) from operations	8,902	(3,360)	12,262	(365)%
Other (income) expense:
Interest income	(5,174)	(5,257)	83	(2)%
Interest expense, net	12,820	7,591	5,229	69%
Other expense, net	4,109	3,098	1,011	33%
Net loss from continuing operations	(2,853)	(8,792)	5,939	(68)%
Net income (loss) from discontinued operations	(14)	219	(233)	(106)%
Net loss	(2,867)	(8,573)	5,706	(67)%
Less: Net income attributable to noncontrolling interests	99	5	94	1880%
Net loss attributable to stockholders	$(2,966)	$(8,578)	$5,612	(65)%
Revenues
Revenues increased by $10.8 million, or 48%, to $33.2 million in the three months ended June 30, 2025 as compared to the same period in 2024. The increase was primarily due to (i) approximately $3.0 million of incremental SLA revenues related to the NJR Acquisitions, (ii) $5.9 million increase in SREC revenues, of which approximately $5.0 million related to the NJR Acquisitions, and (iii) $1.5 million increase due to government incentive PBIs in 2025.

Cost of Revenues — Solar Energy Systems Depreciation

Cost of revenues - solar energy systems depreciation increased by $1.6 million, or 29%, to $7.3 million in the three months ended June 30, 2025 as compared to the same period in 2024 primarily due to incremental depreciation related to the NJR Acquisitions.
Cost of Revenues — Operations and Maintenance

Cost of revenues - operations and maintenance (“O&M”) decreased by $2.3 million, or 52%, to $2.1 million in the three months ended June 30, 2025 as compared to the same period in 2024 primarily due to cost reductions resulting from certain O&M efficiencies implemented in early 2025, including greater leverage of our asset management platform to streamline third-party vendor management and return material authorization (RMA) processing. We also experienced a reduction in our meter upgrade program cost as the program is nearing completion.
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses decreased by $1.6 million, or 10%, to $15.1 million in the three months ended June 30, 2025 as compared to the same period in 2024 primarily due to a one-time severance cost of $1.9 million recognized upon the separation of the Former CEO from the Company in April 2024 and non-recurring legal fees of $0.9 million related to Legacy XL legal matters incurred in the prior quarter of 2024, both partially offset by a $1.2 million increase in SG&A expenses in the comparable period in 2025 primarily due to compensation and related costs and professional fees.
Interest Income
Interest income of $5.2 million in the three months ended June 30, 2025 related to $4.4 million of interest income from the SEMTH Master Lease and $0.8 million of interest earned on investments in money market funds and U.S. Treasury securities. In comparison, interest income of $5.3 million for the three months ended June 30, 2024 related to $3.7 million of interest income from the SEMTH Master Lease and $1.6 million of interest earned on investments in money market funds and U.S. Treasury securities.
Interest Expense, Net
Interest expense, net in the three months ended June 30, 2025 of $12.8 million consisted of (i) $11.2 million of interest expense, net of realized gains from settlements of our interest rate swaps, and (ii) $1.6 million related to the amortization of debt discount and deferred financing costs.
In comparison, interest expense, net in the three months ended June 30, 2024 of $7.6 million consisted of (i) $6.2 million of interest expense, net of realized gains from settlements of our interest rate swaps, which included a one-time gain of approximately $3.6 million associated with the full settlement of interest rate swaps related to the SP4 Facility which was fully repaid in June 2024, and (ii) $1.4 million related to the amortization of debt discount and deferred financing costs.
Interest expense, net increased in the 2025 period due to the effect of the SP5 Facility entered into as part of the Initial NJR Acquisition in November 2024 and the impact of the $3.6 million gain associated with the full settlement of interest rate swaps related to the SP4 Facility.

Other Expense, net
Other expense, net of $4.1 million and $3.1 million, respectively, for the three months ended June 30, 2025 and 2024 primarily related to the change in the fair value of our interest rate swaps due to changes in forecasted market interest rates.
Comparison of the Six Months Ended June 30, 2025 and 2024
The results of operations related to our Drivetrain business are presented as net loss from discontinued operations in our unaudited condensed consolidated statements of operations.
Information with respect to the unaudited condensed consolidated statements of operations for the six months ended June 30, 2025 and 2024 is presented below:

	Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Revenues	$57,057	$40,768	$16,289	40%
Operating expenses:
Cost of revenues - solar energy systems depreciation	14,576	11,400	3,176	28%
Cost of revenues - operations and maintenance	6,033	7,607	(1,574)	(21)%
Selling, general and administrative expenses	29,199	30,170	(971)	(3)%
Litigation settlements	701	—	701	100%
Gain on asset disposal, net	(660)	(1,452)	792	(55)%
Total operating expenses	49,849	47,725	2,124	4%
Income (loss) from operations	7,208	(6,957)	14,165	(204)%
Other (income) expense:
Interest income	(10,441)	(10,643)	202	(2)%
Interest expense, net	25,487	18,533	6,954	38%
Other (income) expense, net	10,325	(3,606)	13,931	(386)%
Net loss from continuing operations	(18,163)	(11,241)	(6,922)	62%
Net income (loss) from discontinued operations	(18)	218	(236)	(108)%
Net loss	(18,181)	(11,023)	(7,158)	65%
Less: Net income attributable to noncontrolling interests	123	9	114	1267%
Net loss attributable to stockholders	$(18,304)	$(11,032)	$(7,272)	66%
Revenues
Revenues increased by $16.3 million, or 40%, to $57.1 million in the six months ended June 30, 2025 as compared to the same period in 2024. The increase was primarily due to (i) approximately $6.0 million of incremental SLA revenues related to the NJR Acquisitions, (ii) $7.9 million net increase in SREC revenues, of which the majority related to the NJR Acquisitions, (iii) $1.5 million increase due to government incentive PBIs, and (iv) $1.0 million of incremental servicing revenues related to contracted services on third-party owned solar energy systems in 2025.

Cost of Revenues — Solar Energy Systems Depreciation

Cost of revenues - solar energy systems depreciation increased by $3.2 million, or 28%, to $14.6 million in the six months ended June 30, 2025 as compared to the same period in 2024 primarily due to incremental depreciation related to the NJR Acquisitions.
Cost of Revenues — Operations and Maintenance

Cost of revenues - operations and maintenance decreased by $1.6 million, or 21%, to $6.0 million in the six months ended June 30, 2025 as compared to the same period in 2024 primarily due to cost reductions resulting from certain O&M efficiencies implemented in early 2025 (discussed above) and nearing completion of the meter upgrade efforts on our solar energy systems, both slightly offset by incremental O&M third-party service costs in 2025 related to the NJR Acquisitions.
Selling, General and Administrative
SG&A expenses decreased by $1.0 million, or 3%, to $29.2 million in the six months ended June 30, 2025 as compared to the same period in 2024 due to a one-time severance cost of $1.9 million recognized upon the separation of the Former CEO from the Company in April 2024 and non-recurring legal fees of $1.6 million related to Legacy XL legal matters incurred in 2024, both partially offset by a $2.5 million increase in SG&A expenses in 2025 primarily due to compensation and related costs and professional fees.
Litigation Settlements

Litigation settlements of $0.7 million in the six months ended June 30, 2025 primarily related to a $0.6 million settlement in the first quarter of 2025 related to the termination of a Legacy XL lease.
Interest Income
Interest income of $10.4 million in the six months ended June 30, 2025 related to $9.0 million of interest income from the SEMTH Master Lease and $1.4 million of interest earned on investments in U.S. Treasury securities. In comparison, interest income of $10.6 million for the six months ended June 30, 2024 related to $7.5 million of interest income from the SEMTH Master Lease and $3.1 million of interest earned on investments in U.S. Treasury securities.
Interest Expense, Net
Interest expense, net in the six months ended June 30, 2025 of $25.5 million consisted of (i) $22.2 million of interest expense, net of realized gains from settlements of our interest rate swaps, and (ii) $3.3 million related to the amortization of debt discount and deferred financing costs.
In comparison, interest expense, net in the six months ended June 30, 2024 of $18.5 million consisted of (i) $15.6 million of interest expense, net of realized gains from settlements of our interest rate swaps, which included a one-time gain of approximately $3.6 million associated with the settlement of interest rate swaps related to the SP4 Facility which was fully repaid in June 2024, and (ii) $2.9 million related to the amortization of debt discount and deferred financing costs.
Interest expense, net increased year over year due to the effect of the SP5 Facility effective in November 2024 and the impact of the $3.6 million gain associated with the full settlement of interest rate swaps related to the SP4 Facility. See Note 7. Non-Recourse Debt for further information on our debt and Note 8. Interest Rate Swaps for further information on our interest rate swaps.
Other (Income) Expense, net
Other expense, net of $10.3 million for the six months ended June 30, 2025 primarily related to the change in fair value of interest rate swaps due to changes in forecasted market interest rates, while other income, net of $3.6 million for the six months ended June 30, 2024 primarily related to the change in fair value of interest rate swaps of $3.2 million and other income, net of $0.4 million.

Liquidity and Capital Resources
As of June 30, 2025, we had negative working capital of $120.2 million resulting from the presentation of the principal amounts outstanding under the SP1 Facility as current debt as of that date. Our negative working capital included cash and cash equivalents and restricted cash of $90.5 million. We had net losses attributable to stockholders of $18.3 million and $11.0 million for the six months ended June 30, 2025 and 2024, respectively.
Our principal sources of liquidity include cash and cash equivalents and cash inflows from daily operations. We receive cash from certain of our wholly-owned subsidiaries specifically related to the portfolio servicing fees provided for under the relevant servicing agreements between us and the subsidiaries, as well as reimbursement for any expenses we pay on behalf of those subsidiaries, which are allowed under certain agreements related to those subsidiaries. Our cash requirements depend on many factors, including the execution of our business strategy. We may be required to utilize our cash to support certain current and future operations of our wholly owned subsidiaries. We remain focused on managing costs, including capital expenditures, maintaining a strong balance sheet, and ensuring adequate liquidity. Our primary cash needs are debt servicing, acquisition of solar energy portfolios, operating expenses, and working capital to support the growth in our business. Working capital is impacted by the timing and extent of our business needs. See below discussions under “Cash Flows Summary” for the impact of our operations on our cash balances during the six months ended June 30, 2025 and 2024.
As of June 30, 2025, our aggregate debt balance was $695.0 million, net of $19.2 million of unamortized fair value adjustment and $2.8 million of unamortized deferred financing costs, all of which is non-recourse project-level debt. Our debt consists of five senior debt facilities and one subordinated debt facility, of which the earliest maturity date is April 30, 2026 and has been classified as current at June 30, 2025. For additional information on our debt, refer to Note 7. Non-Recourse Debt included within the accompanying unaudited condensed consolidated financial statements.
Based on our current liquidity, we believe that our current cash and cash equivalents, together with the future cash inflows generated from our daily operations and management’s plans to refinance debt under the SP 1 Facility (see “Liquidity” discussions within Note 1. Organization and Description of Business), will be sufficient to satisfy the cash requirements of our current operations and principal payments on our debt obligations for the next 12 months. We continually evaluate our cash needs to raise additional funds or seek alternative sources to invest in growth opportunities and other purposes. We expect that we will continue to be dependent on financing from outside parties to complete future acquisitions, and we may invest our own cash in such future acquisitions. If financing is not available to us on acceptable terms if and when needed, we may not be able to achieve further growth or complete identified acquisition opportunities.
Cash Flows Summary
Presented below is a summary of our operating, investing and financing cash flows:

	Six Months Ended
(Amounts in thousands)	June 30, 2025	June 30, 2024
Net cash provided by (used in)
Continuing operating activities	$(11,416)	$(27,402)
Discontinued operating activities	(51)	100
Continuing investing activities	8,296	13,487
Continuing financing activities	(15,520)	(8,998)
Discontinued financing activities	—	81
Net change in cash and cash equivalents and restricted cash	$(18,691)	$(22,732)
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

Net cash used in continuing operating activities improved by $16.0 million in the six months ended June 30, 2025 compared to the same period in 2024 primarily due to a $15.0 million net settlement amount paid in February 2024 compared to $5.3 million aggregate settlements paid in early 2025, both related to settled legal proceedings (see Note 12. Commitments and Contingencies), and decreased operating expenses primarily related to O&M efficiencies during the six months ended June 30, 2025 discussed above.
Cash Flows Provided by Investing Activities
The net cash provided by continuing investing activities in the six months ended June 30, 2025 was $8.3 million, which primarily related to $10.5 million of proceeds from our investments under the SEMTH Master Lease and $2.6 million of proceeds from the sale of solar energy systems, partially offset by $4.5 million of net payments related to the acquisition of the Additional NJR Systems in 2025.
The net cash provided by continuing investing activities in the six months ended June 30, 2024 primarily related to $10.8 million of proceeds from the SEMTH investment and $2.9 million of proceeds from the sale of solar energy systems.
Cash Flows Used in Financing Activities
The net cash used in continuing financing activities in the six months ended June 30, 2025 was $15.5 million, which primarily related to $13.6 million for repayments of our non-recourse long-term debt, and $1.8 million related to shares repurchased under our Repurchase Program.
The net cash used in continuing financing activities in the six months ended June 30, 2024 primarily related to $136.8 million for repayments of our non-recourse debt which included the full repayment of the SP4 Facility of $125.0 million in June 2024, partially offset by $130.0 million proceeds from the issuance of the SET Facility also in June 2024.
Critical Accounting Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. Preparation of these unaudited condensed financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our most critical accounting estimates are those most important to the portrayal of its financial condition and results of operations and which require us to make its most difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Although management believes that its estimates and assumptions are reasonable, they are based on information available when they are made and, therefore, may differ from estimates made under different assumptions or conditions. Our critical accounting estimates are discussed within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. Other than the valuation models used in determining future principal debt amortization on certain of our credit facilities, there have been no other material changes to our critical accounting estimates during the six months ended June 30, 2025.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures as of June 30, 2025. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of that date, due to a material weakness in internal control over financial reporting identified within the Annual Report and described below.

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
Control Environment

As of June 30, 2025, Management has concluded that the Company did not maintain an effective control environment based on the criteria established in the Committee of Sponsoring Organizations (“COSO”) Framework, and its relevant components, which resulted in deficiencies that constituted a material weakness. The Company determined that it did not maintain a sufficient complement of qualified personnel to perform control activities. This contributed to the Company’s failure to: (i) design and implement certain risk-mitigating internal controls; and (ii) consistently operate the Company’s internal controls. The control environment material weakness contributed to a material weakness within our system of internal control over financial reporting in the Control Activities component of the COSO Framework.
Control Activities

The Company did not maintain effective control activities based on the criteria established in the COSO Framework. The Company identified control deficiencies as of June 30, 2025 that constitute a material weakness from the lack of effectively designed and implemented controls related to revenue recognition, including the review of contracts upon inception and/or acquisition and the accounting for revenue recognition under ASC 606, Revenue from Contracts with Customers.
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

During the six months ended June 30, 2025, the Company continues to make significant progress hiring qualified personnel with specialized skill sets to further bolster the Company’s ability to provide an appropriate level of oversight activities related to internal control over financial reporting. These personnel have significantly contributed to the remediation efforts related to previously disclosed material weaknesses in control activities.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, see Legal Proceedings in Note 12. Commitments and Contingencies to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and incorporated herein by reference.
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

The loss or transition of key members of senior management or key employees, or our inability to attract and retain qualified personnel, could adversely affect our business

Our success depends in part, on our ability to retain our key personnel. The loss of any of our key personnel could have an adverse effect on our business. There have been, and from time to time, there may continue to be, changes in our management team resulting from the hiring or departure of executive and key employees, or the transition of executives within our business, which could disrupt our business. For example, during 2024 and thus far in 2025, we had turnover in key positions, including our Former CEO and former Chief Financial Officer (“Former CFO”). In April 2024, we completed a CEO transition, and effective May 14, 2025, our Former CFO resigned and the Company initiated a search process of internal and external candidates with the assistance of an executive search firm to identify the Company’s next CFO. Effective June 5, 2025, the Company appointed Thomas James Cimino as the Company’s Interim CFO. We may not be able to identify a new CFO before the end of Mr. Cimino’s term as Interim CFO.

Management transitions may create uncertainty and involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies and result in a material adverse impact on our business, financial condition, results of operations or cash flows. Additionally, if we do not successfully manage transitions in our executive team, including our need to transition to a new CFO, it could be viewed negatively by our customers, employees or investors and negatively affect our business, financial condition and operating results, as well as our ability to execute our business strategies. With the recent changes in leadership, there also is a risk to retention of other members of senior management, as well as to continuity of business initiatives, plans, and strategies through the transition period and if we are unable to execute an orderly transition, our business may be adversely affected.

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
The following table provides information with respect to the shares of common stock we repurchased under the Repurchase Program during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1 - April 30, 2025	388,459	$2.10	388,459	$42,229
May 1 - May 31, 2025	91,208	$2.03	91,208	$42,044
June 1 - June 30, 2025	—	$—	—	$42,044
	479,667		479,667
(1) The Repurchase Program was originally approved by our Board of Directors in May 2023 and extended in May 2025, and authorizes the repurchase of up to $50.0 million of our outstanding common stock through May 15, 2027.
Future share repurchases under our Repurchase Program are subject to the business judgment of our Board of Directors or Management, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, current economic environment and other factors considered relevant. As of June 30, 2025, we had approximately $42.0 million available under the Repurchase Program. Refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Quarterly Report on Form 10-Q for additional information on our share repurchases.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits

Exhibit No.	Description	Included	Form	Exhibit	Filing Date
2.1	Asset Purchase Agreement by and between NJR Clean Energy Ventures II Corporation, as Seller, and Spruce Power 5, LLC, as Buyer, dated as of November 22, 2024	By Reference	10-K	2.2	March 31, 2025
3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	8-K	3.1	December 23, 2020
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation	By Reference	8-K	3.1	October 6, 2023
3.3	Certificate of Amendment changing name of Registrant to Spruce Power Holding Corporation	By Reference	8-K	3.1	November 14, 2022
3.4	Amended and Restated Bylaws, as amended as of November 10, 2022	By Reference	8-K	3.2	November 14, 2022
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

SPRUCE POWER HOLDING CORPORATION

Date: August 12, 2025	By:	/s/ Christopher Hayes
	Name:	Christopher Hayes
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Thomas James Cimino
	Name:	Thomas James Cimino
	Title:	Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)