Form 10-Q
period 2025-09-30
SPRUCE POWER HOLDING CORP
filed 2025-11-13
CIK 1772720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
___________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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
As of November 5, 2025, 18,168,863 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

		PAGE
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	5
	Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (unaudited)	5
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024 (unaudited)	7
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests for the Three and Nine Months Ended September 30, 2025 and 2024 (unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024 (unaudited)	10
	Notes to Unaudited Condensed Consolidated Financial Statements	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	48

PART II- OTHER INFORMATION
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	51
Item 4.	Mine Safety Disclosures	51
Item 5.	Other Information	52
Item 6.	Exhibits	53
SIGNATURES		55
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

Part I - Financial Information
Item 1. Financial Statements
Spruce Power Holding Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	As of
(In thousands, except share and per share amounts)	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$53,645	$72,802
Restricted cash	45,124	36,346
Accounts receivable, net of allowance for credit losses of $0.8 million and $0.8 million as of September 30, 2025 and December 31, 2024, respectively	18,085	15,010
Interest rate swap assets, current	4,390	6,258
Prepaid expenses and other current assets	4,190	6,014
Total current assets	125,434	136,430
Investment related to SEMTH master lease agreement	134,705	136,942
Property and equipment, net	569,281	589,014
Interest rate swap assets, non-current	10,376	18,414
Intangible assets, net	8,112	8,957
Deferred rent assets	4,479	3,717
Right-of-use assets, net	4,415	4,750
Other assets	255	255
Total assets (Note 11. Consolidated VIEs and Noncontrolling Interests)	$857,057	$898,479
Liabilities, stockholders’ equity and noncontrolling interests
Current liabilities
Accounts payable	$1,459	$987
Accrued expenses and other current liabilities	24,928	28,125
Non-recourse debt, current	218,480	28,310
Deferred revenue, current	1,165	1,194
Lease liability, current	936	892
Interest rate swap liabilities, current	104	—
Current liabilities of discontinued operations	21	61
Total current liabilities	247,093	59,569
Non-recourse debt, non-current	466,764	677,021
Deferred revenue, non-current	3,704	2,790
Lease liability, non-current	4,415	4,848
Unfavorable solar renewable energy agreements, net	1,618	4,134
Interest rate swap liabilities, non-current	2,313	385
Other long-term liabilities	3,783	3,540
Long-term liabilities of discontinued operations	31	40
Total liabilities (Note 11. Consolidated VIEs and Noncontrolling Interests)	729,721	752,327
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value; 350,000,000 shares authorized at September 30, 2025 and December 31, 2024; 20,036,082 and 18,165,255 shares issued and outstanding at September 30, 2025, respectively, and 19,403,262 and 18,311,054 shares issued and outstanding at December 31, 2024, respectively	2	2
Additional paid-in capital	480,488	478,366

Accumulated deficit	(347,541)	(328,377)
Treasury stock at cost, 1,870,827 shares and 1,092,208 at September 30, 2025 and December 31, 2024, respectively	(8,095)	(6,277)
Total stockholders’ equity	124,854	143,714
Noncontrolling interests	2,482	2,438
Total equity	127,336	146,152
Total liabilities, stockholders’ equity and noncontrolling interests	$857,057	$898,479
See Notes to Unaudited Condensed Consolidated Financial Statements.

Spruce Power Holding Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share and share amounts)	2025	2024	2025	2024

Revenues	$30,727	$21,378	$87,784	$61,881
Operating expenses:
Cost of revenues - solar energy systems depreciation	7,490	5,729	22,066	17,188
Cost of revenues - operations and maintenance	1,847	3,928	7,880	11,312
Selling, general and administrative expenses	12,942	13,521	42,141	43,426
Litigation settlements	373	7,205	1,074	7,205
Gain on asset disposal, net	(409)	(603)	(1,069)	(2,055)
Impairment of goodwill	—	28,757	—	28,757
Total operating expenses	22,243	58,537	72,092	105,833
Income (loss) from operations	8,484	(37,159)	15,692	(43,952)
Other (income) expense:
Interest income	(5,191)	(6,265)	(15,632)	(16,908)
Interest expense, net	12,815	11,367	38,302	29,900
Change in fair value of interest rate swaps	1,573	11,328	11,938	8,153
Other income, net	(36)	(39)	(76)	(470)
Net loss from continuing operations	(677)	(53,550)	(18,840)	(64,627)
Net income (loss) from discontinued operations	(37)	(4)	(55)	50
Net loss	(714)	(53,554)	(18,895)	(64,577)
Less: Net income (loss) attributable to noncontrolling interests	146	(25)	269	(16)
Net loss attributable to stockholders	$(860)	$(53,529)	$(19,164)	$(64,561)
Net loss from continuing operations per share, basic and diluted	$(0.04)	$(2.88)	$(1.04)	$(3.51)
Net income (loss) from discontinued operations per share, basic and diluted	$—	$—	$—	$—
Net loss attributable to stockholders per share, basic and diluted	$(0.05)	$(2.88)	$(1.06)	$(3.50)
Weighted-average shares outstanding, basic and diluted	17,999,083	18,566,015	18,033,935	18,438,375

See Notes to Unaudited Condensed Consolidated Financial Statements.

Spruce Power Holding Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests (Unaudited)

	Three and Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Total Stockholder's Equity	Noncontrolling Interests	Total Equity
(In thousands, except share data)	Shares	Amount			Shares	Amount
Balance at December 31, 2024	19,403,262	$2	$478,366	$(328,377)	1,092,208	$(6,277)	$143,714	$2,438	$146,152
Issuance of restricted stock	28,732	—	—	—	—	—		—	—
Share repurchases	—	—	—	—	298,952	(808)	(808)	—	(808)
Capital distributions to noncontrolling interests	—	—	—	—	—	—	—	(77)	(77)
Stock-based compensation expense, net	—	—	826	—	—	—	826	—	826
Net income (loss)	—	—	—	(15,338)	—	—	(15,338)	24	(15,314)
Balance at March 31, 2025	19,431,994	$2	$479,192	$(343,715)	1,391,160	$(7,085)	$128,394	$2,385	$130,779
Issuance of restricted stock	273,201	—	—	—	—	—		—	—
Share repurchases	—	—	—		479,667	(1,010)	(1,010)	—	(1,010)
Capital distributions to noncontrolling interests	—	—	—	—	—	—	—	(61)	(61)
Stock-based compensation expense, net	—	—	569	—	—	—	569	—	569
Net income (loss)	—	—	—	(2,966)	—	—	(2,966)	99	(2,867)
Balance at June 30, 2025	19,705,195	$2	$479,761	$(346,681)	1,870,827	$(8,095)	$124,987	$2,423	$127,410
Issuance of restricted stock	330,887	—	—	—	—	—	—	—	—
Capital distributions to noncontrolling interests	—	—	—	—	—	—	—	(87)	(87)
Stock-based compensation expense, net	—	—	727	—	—	—	727	—	727
Net income (loss)	—	—	—	(860)	—	—	(860)	146	(714)
Balance at September 30, 2025	20,036,082	$2	$480,488	$(347,541)	1,870,827	$(8,095)	$124,854	$2,482	$127,336

	Three and Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholder's Equity	Noncontrolling Interests	Total Equity
(In thousands, except share data)	Shares	Amount			Shares	Amount
Balance at December 31, 2023	19,093,186	$2	$475,654	$(257,888)	800,650	$(5,424)	$212,344	$2,325	$214,669
Issuance of restricted stock	5,060	—	—	—	—	—	—	—	—
Capital distributions to noncontrolling interests	—	—	—	—	—	—	—	(76)	(76)
Stock-based compensation expense, net	—	—	821	—	—	—	821	—	821
Net income (loss)	—	—	—	(2,454)	—	—	(2,454)	4	(2,450)
Balance at March 31, 2024	19,098,246	$2	$476,475	$(260,342)	800,650	$(5,424)	$210,711	$2,253	$212,964
Issuance of restricted stock	259,604	—	—	—	—	—	—	—	—
Capital distributions to noncontrolling interests	—	—	—	—	—	—	—	(64)	(64)
Stock-based compensation expense, net	—	—	236	—	—	—	236	—	236
Net income (loss)	—	—	—	(8,578)	—	—	(8,578)	5	(8,573)
Balance at June 30, 2024	19,357,850	$2	$476,711	$(268,920)	800,650	$(5,424)	$202,369	$2,194	$204,563
Issuance of restricted stock	40,528	—	—	—	—	—	—	—	—
Capital distributions to noncontrolling interests	—	—	—	—	—	—	—	(75)	(75)
Stock-based compensation expense, net	—	—	702	—	—	—	702	—	702
Net income (loss)	—	—	—	(53,529)	—	—	(53,529)	(25)	(53,554)
Balance at September 30, 2024	19,398,378	$2	$477,413	$(322,449)	800,650	$(5,424)	$149,542	$2,094	$151,636

See Notes to Unaudited Condensed Consolidated Financial Statements.

Spruce Power Holding Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2025	2024

Operating activities:
Net loss	$(18,895)	$(64,577)
Add back: Net loss (income) from discontinued operations	55	(50)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation, net	2,122	1,759
Bad debt expense	1,047	1,128
Amortization of deferred revenue	(233)	(671)
Depreciation and amortization expense	22,857	18,293
Amortization related to unfavorable solar renewable energy agreements	(2,245)	(2,598)
Impairment of goodwill	—	28,757
Accretion expense	243	181
Change in fair value of interest rate swaps	11,938	8,153
Interest income related to SEMTH master lease agreement	(13,564)	(12,159)
Gain on disposal of assets	(1,069)	(2,055)
Change in operating right-of-use assets and lease liability	(54)	24
Amortization of debt discount and deferred financing costs	4,922	4,447
Changes in operating assets and liabilities:
Accounts receivable, net	(4,629)	(3,463)
Deferred rent assets	(762)	(916)
Prepaid expenses and other current assets	1,824	4,961
Other assets	—	2
Accounts payable	472	(262)
Accrued expenses and other current liabilities	(5,271)	(11,735)
Other long-term liabilities	—	(26)
Deferred revenue	1,118	2,541
Net cash used in continuing operating activities	(124)	(28,266)
Net cash used in discontinued operating activities	(104)	(87)
Net cash used in operating activities	(228)	(28,353)
Investing activities:
Proceeds from sale of solar energy systems	4,063	4,712
Proceeds from investment related to SEMTH master lease agreement	17,879	18,868
Cash paid for acquisitions	(4,820)	—
Purchases of other property and equipment	(220)	(182)
Net cash provided by continuing investing activities	16,902	23,398
Net cash provided by discontinued investing activities	—	—
Net cash provided by investing activities	16,902	23,398
Financing activities:
Proceeds from issuance of non-recourse debt	—	130,000
Payment of deferred financing costs	—	(2,108)
Repayments of non-recourse debt	(25,010)	(145,763)

Share repurchases	(1,818)	—
Capital distributions to noncontrolling interests	(225)	(215)
Net cash used in continuing financing activities	(27,053)	(18,086)
Net cash provided by discontinued financing activities	—	81
Net cash used in financing activities	(27,053)	(18,005)
Net change in cash and cash equivalents and restricted cash:	(10,379)	(22,960)
Cash and cash equivalents and restricted cash, beginning of period	109,148	172,941
Cash and cash equivalents and restricted cash, end of period	$98,769	$149,981
Supplemental disclosure of cash flow information:
Cash paid for interest	$28,562	$22,021
Supplemental disclosure of noncash investing and financing information:
Right-of-use asset obtained in exchange for lease liability	$307	$—

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
Liquidity
These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) assuming the Company will continue as a going concern.
The Company’s debt obligations under the SP1 Facility are non-recourse to the Company (see Note 7. Non-Recourse Debt) and have a maturity date of April 30, 2026 (the “SP1 Maturity Date”). Because (i) the SP1 Maturity Date is within twelve months from the date these unaudited condensed consolidated financial statements are issued, (ii) the Company has not yet entered into a commitment to refinance the SP1 Facility although the maturity date is in April 2026, (iii) the Company has determined that it is unlikely to have sufficient cash on hand or proceeds from currently available liquidity sources to satisfy the SP1 Facility at the SP1 Maturity Date, (iv) the Company had negative working capital of $121.7 million as of September 30, 2025 solely due to the current maturity of the SP1 Facility at that date, and (v) the Company has experienced recurring net losses and negative cash flows from operations for the nine months ended September 30, 2025, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
The Company plans to refinance the SP1 facility prior to the SP1 Maturity Date consistent with the Company’s historical financing strategy for investing in solar assets on a leveraged basis. The Company has obtained term sheets from potential lenders and placement agents, which are currently being reviewed by management and the board of directors. The Company’s management believes that such refinancing will be completed prior to the SP1 Maturity Date and that any such substantial doubt is alleviated by managements plans. Should the Company be unsuccessful in refinancing the SP1 facility, this could result in a foreclosure of collateral and negatively impact operations. Further, an event of default on the SP1 facility, if not cured in the permittable time allowed under the agreement, would result in a cross default on the Second KeyBank Credit Agreement, which is non-recourse.

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
The Company's accompanying unaudited condensed consolidated financial statements include the accounts of its wholly owned subsidiaries and two controlled variable interest entities (“VIEs”), for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the Company’s presentation as of and for the quarter ended September 30, 2025, and such reclassifications had no effect on the Company’s previously reported financial position, results of operations, or cash flows.
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of income and expenses during the reporting period. The Company’s most significant estimates and judgments involve (i) valuation allowance on deferred income taxes, (ii) warranty reserves, (iii) valuation of stock-based compensation, (iv) the useful lives of certain assets and liabilities, including property and equipment, and intangible assets, (v) the allowance for credit losses, (vi) asset retirement obligations, (vii) valuation of business combinations, including the fair values and useful lives of acquired assets and assumed liabilities, and the fair value of asset acquisitions, (viii) the fair value estimates of long-lived assets in impairment analysis, (viiii) valuation models used in determining future principal debt amortization on certain credit facilities, and (vix) future cash flows for the SEMTH master lease agreement. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Variable interest entities
The Company consolidates any VIE of which it is the primary beneficiary. The Company formed or acquired VIEs which are partially funded by tax equity investors in order to facilitate the funding and monetization of certain attributes associated with solar energy systems. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. A variable interest holder is required to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company evaluates its relationships with the VIEs on an ongoing basis to determine if it is the primary beneficiary. The Company’s initial investments in Volta Solar Owner II, LLC and ORE F4 HoldCo, LLC (collectively, the “Funds”) were determined to be variable interests in VIEs and remained as such as of September 30, 2025 and December 31, 2024. See Note 11. Consolidated VIEs and Noncontrolling Interests. The Company considered the provisions within the contractual arrangements that grant it power to manage and make decisions that affect the operation of the VIEs, and the operation and maintenance of the solar energy systems. The Company considers the rights granted to the other investors under the contractual arrangements to be more protective in nature rather than substantive participating rights. As such, the Company was determined to be the primary beneficiary and the assets, liabilities and activities of the Funds were consolidated by the Company.
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
Concentration of credit risks and revenue
Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and accounts receivable, net (discussed below). At times, the Company may hold cash balances at a single bank in excess of the Federal Deposit Insurance Corporation deposit insurance limit of $250,000. At September 30, 2025 and December 31, 2024, the Company had cash in excess of the federal deposit insurance limit. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as most of the balances are invested in money market accounts.
For the three and nine months ended September 30, 2025, the Company had one customer that represented 17% and 14% , respectively, of the Company’s revenues. For the three and nine months ended September 30, 2024, the Company had no customers that represented at least 10% of the Company’s revenues.
As of September 30, 2025 and December 31, 2024, the Company had one customer that represented 29% and no customers, respectively, that represented at least 10% of the Company’s accounts receivable.

Restricted cash

Restricted cash held at September 30, 2025 and December 31, 2024 of $45.1 million and $36.3 million, respectively, primarily consists of cash that is subject to restriction due to provisions in the Company's financing agreements and the operating agreements of subsidiary fund companies. The carrying amount reported in the unaudited condensed consolidated balance sheets for restricted cash approximates its fair value.

The following table provides a reconciliation of cash and cash equivalents and restricted cash to the total amounts shown within the unaudited condensed consolidated statements of cash flows for each period ended:

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

	Nine Months Ended
(Amounts in thousands)	September 30, 2025	September 30, 2024
Cash and cash equivalents	$53,645	$113,658
Restricted cash	45,124	36,323
Total cash, cash equivalents and restricted cash	$98,769	$149,981
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

	As of
(Amounts in thousands)	September 30, 2025	December 31, 2024
Balance at the beginning of the period	$757	$1,693
Write-off of uncollectible accounts	(1,033)	(2,322)
Provision for current expected credit losses	1,047	1,386
Balance at the end of the period	$771	$757

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Investment related to SEMTH master lease agreement and interest income
The Company accounts for its investment related to the SEMTH, as defined below, master lease agreement in accordance with Accounting Standards Codification (“ASC”) 325-40, Investments—Other—Beneficial Interests in Securitized Financial Assets. The Company recognizes accretable yield as interest income over the life of the related beneficial interest using the effective yield method, which is reflected within interest income in the unaudited condensed consolidated statements of operations in the amount of $4.5 million and $13.5 million for the three and nine months ended September 30, 2025, and $4.8 million and $12.3 million for the three and nine months ended September 30, 2024, respectively. On a recurring basis, the Company evaluates changes in the cash flows expected to be collected from the cash flows previously projected, and when favorable or adverse changes are identified, the Company prospectively updates its expectation of cash flows to be collected and recalculates the amount of accretable yield for the related beneficial interest.
Favorable or adverse changes deemed other than temporary are accounted for as a change in estimate in conformity with ASC 250, Accounting Changes and Error Corrections, with the amount of periodic accretion adjusted over the remaining life of the master lease agreement. During the three and nine months ended September 30, 2025, the Company had no revisions to its estimated cash flows expected to be collected related to the SEMTH master lease agreement, and as a result, recognized no additional accretable yield within interest income in the unaudited condensed consolidated statements of operations.
Impairment of long-lived assets
The Company reviews long-lived assets, such as property and equipment and intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. The Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluates the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value. There were no long-lived asset impairment charges recognized during the three and nine months ended September 30, 2025 and 2024.
Contingencies

When it is probable that a loss has occurred and the loss amount can be reasonably estimated, the Company records liabilities for loss contingencies. In certain cases, the Company may be covered by one or more corporate insurance policies, resulting in insurance loss recoveries. The Company records proceeds up to the amount of the loss recognized as receivable when realization of the claim for recovery is determined to be probable. When such recoveries are in excess of a loss recognized in the Company’s financial statements, the Company recognizes a gain contingency at the earlier of when the gain has been realized or when it is realizable.
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

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
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
Revenues
The Company’s revenue is derived from its home solar energy portfolio and servicing platform, which primarily generates revenue through the sale to homeowners of power generated by home solar energy systems pursuant to long-term agreements. Pursuant to ASC 606, Revenue from Contracts with Customers (“ASC 606”), issued by the Financial Accounting Standards Board (“FASB”), the Company has elected the “right to invoice” practical expedient for energy generation and servicing revenues, and revenues for the performance obligations related to energy generation and servicing revenue are recognized as services are rendered based upon the underlying contractual arrangements.
The following table presents the detail of the Company’s revenues as reflected within the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
PPA revenues	$11,453	$11,458	$31,444	$31,297
SLA revenues	9,742	6,702	29,678	20,574
Solar renewable energy credit revenues	6,544	1,222	17,603	4,396
Performance-based incentives	255	110	1,970	333
Servicing revenues	943	178	2,322	534
Intangibles amortization, unfavorable solar renewable energy revenue agreements	749	746	2,245	2,239
Other revenue	1,041	962	2,522	2,508
Total	$30,727	$21,378	$87,784	$61,881
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

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
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
The Company recognizes revenues for SRECs based on pricing predetermined within the respective contracts at a point in time when the SRECs are transferred. As SRECs can be sold separate from the actual electricity generated by the renewable-based generation source, the Company accounts for the SRECs it generates from its solar energy systems as governmental incentives and does not consider those SRECs output of the underlying solar energy systems. The Company classifies these SRECs as inventory held until sold and delivered to third parties. As the Company uses the incremental cost method and did not incur any incremental costs beyond the costs of producing the related electricity to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of September 30, 2025 and December 31, 2024.

Performance-based incentives

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

Deferred revenue

Deferred revenue consists of amounts for which the criteria for revenue recognition have not yet been met and includes prepayments received for unfulfilled performance obligations that will be recognized on a straight-line basis over the remaining term of the respective customer agreements. Deferred revenue, in the aggregate, as of September 30, 2025 and December 31, 2024 was $4.9 million and $4.0 million, respectively.

During the three and nine months ended September 30, 2025, the Company recognized revenues of less than $0.1 million and approximately $0.2 million, respectively, related to deferred revenue as of December 31, 2024. During each of the three and nine months ended September 30, 2024, the Company recognized revenues of $0.1 million related to deferred revenue as of December 31, 2023.

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
Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of September 30, 2025 and December 31, 2024, there were no uncertain tax positions taken or expected to be taken in the Company’s tax returns.
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
The Company did not recognize any tax related interest or penalties during the periods presented in the accompanying unaudited condensed consolidated financial statements, however, would record any such interest and penalties as a component of the provision for income taxes. There has historically been no federal or state provision for income taxes since the Company has historically incurred net operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three and nine months ended September 30, 2025 and 2024, the Company recognized no provision for income taxes, consistent with its losses incurred and the full valuation allowance against its deferred tax assets. As a result, the Company's effective income tax rate was 0% for the three and nine months ended September 30, 2025 and 2024.
Effective July 4, 2025, the New Tax Act was enacted. The New Tax Act extends the provisions of the 2017 Tax Cuts and Jobs Act and makes other changes to U.S. federal tax law. The Company has assessed the impact of the New Tax Act under ASC 740, Income Taxes, on its consolidated financial statements and does not expect a related material effect on its consolidated financial statements and income tax disclosures for interim and annual periods subsequent to July 4, 2025.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Segment reporting

Segment reporting is based on the management approach, following the method that management organizes the Company’s operating segments for which separate financial information is made available to, and evaluated regularly by, the Company’s chief operating decision maker (“CODM”) in allocating resources and in assessing performance. The Company is organized and managed as a single operating and reportable segment, on a consolidated basis, which engages in the sole business of providing solar energy and related services to its customers, and as of September 30, 2025 and 2024, the Company had one operating and reportable segment. See Note 15. Segment Information for further information.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, (“ASU 2025-05”), to address challenges encountered by entities when estimating expected credit losses on current accounts receivable or current contract assets resulting from transactions accounted for under ASC 606. ASU 2025-05 introduces a practical expedient for entities which, if elected, assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2025, with early adoption permitted. The Company evaluated the practical expedient and determined that it will not adopt the practical expedient in its annual consolidated financial statements for the year ending December 31, 2025.

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
During the three months ended September 30, 2025, the Company acquired 7 of the Additional NJR Systems for approximately $0.2 million in cash.
During the nine months ended September 30, 2025, the Company acquired 199 of the Additional NJR Systems for approximately $4.8 million in cash, inclusive of transaction costs of approximately $0.1 million. Subsequent to September 30, 2025, and upon achieving operational milestone, the Company purchased one final Additional NJR System for $0.04 million.
The NJR Acquisitions have been accounted for as acquisitions of assets, wherein the total consideration paid was allocated to the assets acquired and liabilities assumed based on their relative fair value. The Company’s determination of the fair value of assets acquired and liabilities assumed was based on an independent third-party valuation, which involved significant estimates and assumptions, including Level 3 (unobservable) inputs, using the income method approach to value long-lived assets. The Company engages third-party appraisal firms to assist in the fair value determination, however management is responsible for, and ultimately determines the fair value. For the Initial NJR Acquisition in 2024, the Company estimated the fair value of the assets to be the same as the acquisition price, which was approximately $132.5 million, inclusive of transaction costs of $0.3 million, all of which was allocated to the solar energy systems. For the Additional NJR Systems acquired in 2025, the Company estimated the fair value of the assets to be the same as the acquisition price, which was approximately $5.3 million, inclusive of transaction costs of approximately $0.1 million, all of which was allocated to the solar energy systems.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 4. Property and Equipment, Net
Property and equipment, net consisted of the following as of September 30, 2025 and December 31, 2024:

	As of
(Amounts in thousands)	September 30, 2025	December 31, 2024
Solar energy systems	$643,196	$641,245
Less: Accumulated depreciation	(74,504)	(52,817)
Solar energy systems, net	$568,692	$588,428

Furniture and fixtures	$584	$551
Computers and related equipment	388	324
Leasehold improvements	113	30
Gross other property and equipment	1,085	905
Less: Accumulated depreciation	(496)	(319)
Other property and equipment, net	$589	$586

Property and equipment, net	$569,281	$589,014
Cost of revenues - solar energy systems depreciation within the unaudited condensed consolidated statements of operations relates to depreciation expense of the Company’s solar energy systems. For the three and nine months ended September 30, 2025, the related amounts were $7.5 million and $22.1 million, respectively, and for the three and nine months ended September 30, 2024, the related amounts were $5.7 million and $17.1 million, respectively.
Depreciation expense related to other property and equipment is included within selling, general and administrative expenses within the unaudited condensed consolidated statements of operations, and for each of the three and nine months ended September 30, 2025 was $0.1 million and $0.2 million, respectively, and for each of the three and nine months ended September 30, 2024 was $0.1 million and $0.2 million, respectively.
Note 5. Intangible Assets, Net
The following table presents the details of intangible assets, net as recorded in the unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024:

		As of
(Amounts in thousands)	Estimated Life	September 30, 2025	December 31, 2024
Intangible assets:
Solar renewable energy agreements	2.3 to 5.3 years	$340	$340
Performance based incentives agreements	12.3	3,240	3,240
Trade name	29.3	8,400	8,400
Gross intangible assets		11,980	11,980
Less: Accumulated amortization		(3,868)	(3,023)
Intangible assets, net		$8,112	$8,957

Amortization of intangible assets for each of the three months ended September 30, 2025 and 2024 was $0.3 million for each period, of which $0.1 million and $0.2 million were recorded within revenues and selling, general and administrative expenses, respectively, within the unaudited condensed consolidated statements of operations.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
.Amortization of intangible assets for each of the nine months ended September 30, 2025 and 2024 was $0.9 million, of which $0.3 million and $0.6 million were recorded within revenues and selling, general and administrative expenses, respectively, within the unaudited condensed consolidated statements of operations.
The weighted-average remaining useful life of the intangibles identified above is approximately 15.3 years, which approximates the period over which the Company expects to utilize the estimated economic benefits.

As of September 30, 2025, expected amortization of intangible assets for each of the five succeeding fiscal years and thereafter is as follows:

As of
(Amounts in thousands)	September 30, 2025
Remainder of 2025	$282
2026	1,122
2027	978
2028	878
2029	805
Thereafter	4,047
Total	$8,112
Note 6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of September 30, 2025 and December 31, 2024:

	As of
(Amounts in thousands)	September 30, 2025	December 31, 2024
Accrued interest	$11,395	$8,454
Accrued professional fees	2,927	2,998
Accrued contingencies (See Note 12. Commitments and Contingencies)	2,823	6,859
Accrued compensation and related benefits	3,403	4,408
Accrued expenses, other	2,121	2,378
Accrued taxes, stock-based compensation	1,438	1,138
Accrued operating and maintenance	821	1,890
Accrued expenses and other current liabilities	$24,928	$28,125

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 7. Non-Recourse Debt

The following table provides a summary of the Company’s non-recourse debt as of September 30, 2025 and December 31, 2024:

(Amounts in thousands)	Due	September 30, 2025	December 31, 2024
SVB Credit Agreement, SP1 Facility (1)	April 30, 2026	$184,085	$196,240
Second SVB Credit Agreement, SP2 Facility (1)	May 14, 2027	72,881	78,018
KeyBank Credit Agreement, SP3 Facility (1)	November 13, 2027	50,417	53,830
Second KeyBank Credit Agreement (1)	April 28, 2030	161,008	162,691
Barings GPSF Credit Agreement, SET Facility	April 17, 2042	128,140	130,000
Banco Santander Credit Agreement, SP5 Facility	November 22, 2027	109,078	109,842
Less: Unamortized fair value adjustment (1)		(17,828)	(21,948)
Less: Unamortized deferred financing costs		(2,537)	(3,342)
Total non-recourse debt		685,244	705,331
Less: Non-recourse debt, current		(218,480)	(28,310)
Non-recourse debt, non-current		$466,764	$677,021

(1) Fair value adjustment is being amortized to interest expense over the life of the related debt instruments using the effective interest method. Amortization expense for the fair value adjustment and deferred financing costs for the three and nine months ended September 30, 2025, were $1.6 million and $4.9 million, respectively, and for the three and nine months ended September 30, 2024 were $1.5 million and $4.4 million, respectively.

The SP1 Facility includes debt service reserve letter of credits with related amounts outstanding of $17.1 million and $15.6 million as of September 30, 2025 and December 31, 2024, respectively. The SP2 and SP3 Facilities also include debt service reserve letter of credits with related amounts outstanding of $6.0 million, and $4.1 million, respectively, as of September 30, 2025 and December 31, 2024.

All amounts outstanding under the SP1 Facility are included in non-recourse debt, current in the unaudited condensed consolidated balance sheet as of September 30, 2025. The effective interest rate on the SP1 Facility was 7.01% and 7.16% as of September 30, 2025 and December 31, 2024, respectively.

The Company’s credit agreements related to each of its non-recourse debts require the Company to be in compliance with various covenants, and the Company was in compliance with those required covenants as of September 30, 2025.

Certain of the Company’s credit agreements require the Company, on a quarterly basis, to consider loan to value ratios when determining current and future debt principal payments, which are subject to change. As of September 30, 2025, the principal maturities of the Company’s debt were as follows:

As of September 30,
(Amounts in thousands)	2025
Remainder of 2025	$11,040
2026	216,628
2027	213,256
2028	12,491
2029	13,411
Thereafter	238,783
Total	$705,609

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 8. Interest Rate Swaps
The purpose of the Company’s swap agreements is to convert the floating interest rate on its credit agreements, discussed above, to a fixed rate. As of September 30, 2025 and December 31, 2024, the notional amount of the interest rate swaps covered approximately 90% and 91%, respectively, of the balance of the Company’s floating rate term loans as of each period end. See Note 9. Fair Value Measurements for further information on the Company’s determination of the fair value of its interest rate swaps.
During the three and nine months ended September 30, 2025, the aggregate impact of the Company’s interest rate swaps was a gain of $0.4 million and loss of $5.8 million, respectively, of which $1.6 million and $11.9 million related to unfavorable changes in the fair value of the interest rate swaps within the unaudited condensed consolidated statements of operations, and $2.0 million and $6.2 million related to realized gains from settlements of the interest rate swaps, which are recognized within interest expense, net in the unaudited condensed consolidated statements of operations.
During the three and nine months ended September 30, 2024, the aggregate impact of the Company’s interest rate swaps was a loss of $8.3 million and a gain of $5.7 million, respectively, of which $11.3 million and $8.2 million related to unfavorable changes in the fair value of the interest rate swaps for each period within the unaudited condensed consolidated statements of operations, and $3.0 million and $13.8 million related to realized gains from settlements of the interest rate swaps, which are recognized within interest expense, net in the unaudited condensed consolidated statements of operations.
Note 9. Fair Value Measurements
The Company uses various assumptions and methods in estimating the fair values of its financial instruments.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company’s private warrants, which had nominal value as of September 30, 2025 and December 31, 2024, were valued using a Black-Scholes model, pursuant to the inputs provided in the table below:

	Assumptions for Assets and Liabilities Measured at Fair Value on a Recurring Basis
Input	September 30, 2025	December 31, 2024
Risk-free rate	3.74%	4.16%
Remaining term in years	0.2	1.0
Expected volatility	93.4%	53.7%
Exercise price	$92.00	$92.00
Fair value of common stock	$2.45	$2.97

The Company’s interest rate swaps are not traded on a market exchange, and the fair values are determined using a valuation model based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreements and uses observable market-based inputs, including estimated future Secured Overnight Financing Rate (“SOFR”) interest rates. The fair value of the Company's interest rate swap is the net difference in the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates and are observable inputs available to a market participant. The interest rate swap valuation is classified as Level 2 of the fair value hierarchy.
The carrying value of the Company’s variable rate debt, which includes four senior debt facilities, approximates fair value as the underlying SOFR is redetermined monthly based on prevailing market rate. The Company engages a third-party valuation expert to assist in the fair value determination of its fixed rate debt, which includes one senior debt facility and one subordinated debt facility. The Company’s valuation of its fixed rate debt is based on information provided by Management and acceptable market pricing methods for determination of the applicable discount rate. In the aggregate, the fair value of the Company’s non-recourse debt as of September 30, 2025 and December 31, 2024 was $704.2 million and $723.8 million, respectively.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of September 30, 2025
(Amounts in thousands)	Level I	Level II	Level III	Total
Asset:
Interest rate swaps	$—	$14,766	$—	$14,766
Money market accounts	61,660	—	—	61,660
Total	$61,660	$14,766	$—	76,426

Liabilities:
Interest rate swaps	$—	$2,417	$—	$2,417
Total	$—	$2,417	$—	$2,417

	Fair Value Measurements as of December 31, 2024
(Amounts in thousands)	Level I	Level II	Level III	Total
Asset:
Interest rate swaps	$—	$24,672	$—	$24,672
Money market accounts	72,142	—	—	72,142
Total	$72,142	$24,672	$—	$96,814

Liabilities:
Interest rate swaps	$—	$385	$—	$385
Total	$—	$385	$—	$385

Note 10. Stock-Based Compensation Expense
Stock-based compensation expense for stock options and restricted stock units for the three and nine months ended September 30, 2025 was $0.8 million and $2.4 million, and for the three and nine months ended September 30, 2024 was $0.7 million and $2.1 million, respectively. As of September 30, 2025, there was $7.0 million of unrecognized compensation cost related to stock options and restricted stock units which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 2.8 years.
Stock Options
The Company grants stock options to certain employees that will vest over a period of one to four years. A summary of stock option award activity for the nine months ended September 30, 2025 was as follows:

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2024	488,385	$9.34	7.5
Granted	—	—
Exercised	—	—
Cancelled or forfeited	(1,372)	14.48
Outstanding at September 30, 2025	487,013	$9.33	6.8
Exercisable at September 30, 2025	265,420	$13.96	5.3
The aggregate intrinsic value of stock options outstanding as of September 30, 2025 was less than $0.1 million. There were no stock options granted during the nine months ended September 30, 2025.
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
Restricted Stock Units
The Company grants restricted stock units to certain employees that will generally vest over a period of four years. The fair value of restricted stock unit awards is estimated by the fair value of the Company’s common stock at the date of grant. Restricted stock units activity during the nine months ended September 30, 2025 was as follows:

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested, at December 31, 2024	2,233,816	$4.60
Granted	2,640,360	1.66
Vested	(632,820)	4.11
Cancelled or forfeited	(1,019,486)	4.32
Non-vested, at September 30, 2025	3,221,870	$2.37
Restricted stock units activity during the nine months ended September 30, 2024 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested, at December 31, 2023	1,102,095	$7.74
Granted	1,925,157	3.50
Vested	(305,192)	6.63
Cancelled or forfeited	(635,299)	5.22
Non-vested, at September 30, 2024	2,086,761	$4.77
During the three and nine months ended September 30, 2024, the Company granted restricted stock unit awards of 88,636 shares of common stock to the CEO upon his appointment effective April 12, 2024. In addition, upon the separation of the former President and Chief Executive Officer (“Former CEO”) from the Company effective April 12, 2024, 97,994 and 244,267 restricted stock units awarded to the Former CEO were vested and forfeited, respectively. The Company recorded $0.5 million of expense related to the 97,994 vested awards during the nine months ended September 30, 2024.
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
Upon separation of the Former CEO from the Company effective April 12, 2024, the Ladder RSUs were terminated, and the Company recorded a gain of $0.7 million during the nine months ended September 30, 2024.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 11. Consolidated VIEs and Noncontrolling Interests
The following table summarizes the Company’s noncontrolling interests as of September 30, 2025:

Tax Equity Entity	Date Class A Member Admitted
ORE F4 Holdco, LLC	August 2014
Volta Solar Owner II, LLC	August 2017
The tax equity entities were structured at inception so that the allocations of income and loss for tax purposes will flip at a future date. The terms of the tax equity entities’ operating agreements contain allocations of taxable income (loss), Section 48(a) ITCs and cash distributions that vary over time and adjust between the members on an agreed date (referred to as the flip date). The operating agreements specify either a date certain flip date or an internal rate of return (“IRR”) flip date. The date certain flip date is based on the passage of a fixed period of time as defined in the operating agreements for each entity. The IRR flip date is the date on which the tax equity investor has achieved a contractual rate of return. From inception through the flip date, the Class A members' allocation of taxable income (loss) and Section 48(a) ITCs is generally 99% and the Class B members' allocation of taxable income (loss) and Section 48(a) ITCs is generally 1%. After the related flip date (or, if the tax equity investor has a deficit capital account, typically after such deficit has been eliminated), the Class A members' allocation of taxable income (loss) will typically decrease to 5% (or, in some cases, a higher percentage if required by the tax equity investor) and the Class B members' allocation of taxable income (loss) will increase by an inverse amount. As of September 30, 2025, the allocations of income and loss for tax purposes had flipped for ORE F4 Holdco, LLC, while Volta Solar Owner II, LLC has not reached its flip date.

The Company’s historical noncontrolling interests are comprised of Class A units, which represent the tax equity investors' interest in the tax equity entities. Both the Class A members and Class B members may have call options to allow either member to redeem the other member's interest in the tax equity entities upon the occurrence of certain contingent events, such as bankruptcy, dissolution/liquidation and forced divestitures of the tax equity entities. Additionally, the Class B member in Volta Solar Owner II, LLC has the option of purchasing all Class A units, which are exercisable at any time during the periods specified under its governing document.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
The assets held by the Company’s VIEs can only be used to settle obligations of the VIEs, while the liabilities are the obligations of the Company’s VIEs. The following table summarizes the consolidated balance sheets of the Company’s VIEs included within assets and liabilities on the Company’s unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	As of
(In thousands)	September 30, 2025	December 31, 2024
Assets
Current assets
Restricted cash	$1,682	$1,375
Accounts receivable	970	525
Accounts receivable - affiliates	—	100
Prepaid expenses and other current assets	28	105
Total current assets	2,680	2,105
Property and equipment, net	33,573	34,950
Intangible assets, net	107	91
Total assets	$36,360	$37,146
Liabilities
Current liabilities
Accounts payable - affiliates	$1,159	$1,178
Deferred revenue, current	62	52
Accrued expenses and other current liabilities	548	472
Total current liabilities	1,769	1,702
Deferred revenue, non-current	174	133
Unfavorable solar renewable energy agreements, net	84	188
Total liabilities	$2,027	$2,023

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

State Attorney Generals’ Investigations

In 2023, the Company received subpoenas from the attorneys general for the states of Connecticut, New Jersey, New York and Texas requesting information on the Company’s billing and operations practices, which are still ongoing. The Company has been timely responding to the states’ information requests and otherwise cooperating with these investigations and intends to continue to do so until they are resolved. At this time, the Company is unable to estimate potential losses, if any, related to these matters.

BMZ USA, Inc.

On February 11, 2022, BMZ USA Inc. (“BMZ”), a battery manufacturer, sued XL Hybrids for breach of contract, alleging that XL Hybrids failed to timely purchase the full allotment of batteries required under a certain master supply agreement between the parties. In January 2024, BMZ obtained a judgment for $3.9 million against XL Hybrids, Inc. In June 2024,

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
BMZ sought to enforce the judgement against the Company in Massachusetts Trial Court and that enforcement action was dismissed in March 2025. BMZ appealed the ruling, however it was not successful, and BMZ subsequently filed to enforce the judgement in Colorado. As such, the Company currently estimates the potential loss to be approximately $1.2 million, which has been accrued for as of September 30, 2025 (See Note 6. Accrued Expenses and Other Current Liabilities).

ITC Recapture Provisions

The IRS may disallow and recapture some, or all, of the ITCs due to improperly calculated basis after a project was placed in service ("Recapture Event"). If a Recapture Event occurs, Spruce Power is obligated to pay the applicable Class A Member a recapture adjustment, which includes the amounts the Class A Members are required to repay the IRS, including interest and penalties, as well as any third-party legal and accounting fees incurred by the Class A Members in connection to the Recapture Event, as specified in the operating agreements. Such a payment by Spruce Power to the Class A Members would not be considered a capital contribution to the fund per the operating agreements, nor would it be considered a distribution to the Class A Members. No Recapture Event was deemed probable by the Company, therefore no accrual was recorded as of September 30, 2025 and December 31, 2024.

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

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. The duration of the Company’s indemnities and guarantees varies, however the majority of these indemnities and guarantees are limited in duration. Historically, the Company has not been obligated to make significant payments for such obligations, does not anticipate future payments, and as such, no reserve has been established and no other liabilities have been recorded for these indemnities and guarantees as of September 30, 2025 and December 31, 2024.

Insurance Claims and Recoveries related to Los Angeles Fires

In January 2025, a series of wildfires broke out in the Los Angeles area of California, resulting in real and personal property and natural resource damage, personal injuries and loss of life. Based on the Company’s current assessment, the Company wrote off approximately $0.2 million of net book value associated with the damaged solar assets during the nine months ended September 30, 2025, which is reflected within gain on asset disposal, net in the unaudited condensed consolidated statements of operations. No material loss claims have been reported or recognized within the unaudited condensed consolidated financial statements as of September 30, 2025. In addition, the Company has recorded no related insurance recoveries as of September 30, 2025. The Company subsequently received insurance proceeds of $0.3 million in October 2025 related to the Los Angeles wildfires.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 13. Net Loss Per Share
The following is a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share and per share data)	2025	2024	2025	2024
Numerator:
Net loss attributable to stockholders	$(860)	$(53,529)	$(19,164)	$(64,561)
Denominator:
Weighted average shares outstanding, basic and diluted	17,999,083	18,566,015	18,033,935	18,438,375
Net loss attributable to stockholders per share, basic and diluted	$(0.05)	$(2.88)	$(1.06)	$(3.50)
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
Note 14. Discontinued Operations
The Company’s discontinued operations related to the XL Grid business had no activity during the three and nine months ended September 30, 2025 and 2024.
The following table provides supplemental details of the Company’s discontinued operations related to the Drivetrain business contained within the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Revenues	$16	$16	$49	$53
Operating expenses:
Cost of revenues - operations and maintenance	53	20	104	84
Gain on asset disposal	—	—	—	(81)
Total operating expenses	53	20	104	3
Net income (loss) from discontinued operations	$(37)	$(4)	$(55)	$50

The following table presents aggregate carrying amounts of assets and liabilities of discontinued operations related to the Drivetrain business contained within the unaudited condensed consolidated balance sheets:

	As of
(Amounts in thousands)	September 30, 2025	December 31, 2024
Assets from discontinued operations	$—	$—
Liabilities from discontinued operations	$52	$101

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 15. Segment Information

As of September 30, 2025 and December 31, 2024, the Company had one reportable segment, which sells electricity to homeowners and provides related services to the homeowners, as well as to third party owners.

The Company’s CODM is its chief executive officer (“CEO”) who is focused on strategic planning aimed at generating revenue and monetizing the Company’s home solar energy systems and its ability to provide top-tier related servicing solutions to its customers and third parties. The CEO is provided, on a quarterly basis, with the Company’s consolidated segment expenses as presented within the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024, which the CEO utilizes to assess the Company’s performance and for making decisions about resource allocation.

The following table presents the Company’s significant segment expenses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Revenues	$30,727	$21,378	$87,784	$61,881
Expenses:
Cost of revenues - solar energy systems depreciation	7,490	5,729	22,066	17,188
Cost of revenues - operations and maintenance	1,847	3,928	7,880	11,312
Selling, general and administrative expenses - professional services	3,305	4,668	12,618	14,345
Selling, general and administrative expenses - compensation and benefits	6,890	5,941	20,707	20,091
Selling, general and administrative expenses - other	2,747	2,912	8,816	8,990
Litigation settlements	373	7,205	1,074	7,205
Impairment of goodwill	—	28,757	—	28,757
Interest expense, net	12,815	11,367	38,302	29,900
Other segment items, net (1)	(4,026)	4,425	(4,784)	(11,330)
Total expenses	31,441	74,932	106,679	126,458
Net loss	$(714)	$(53,554)	$(18,895)	$(64,577)

(1) Comprised of gain on asset disposal, net, interest income, change in fair value of interest rate swaps, other income, net, and net income (loss) from discontinued operations for each of the three and nine months ended September 30, 2025 and 2024.

No segment asset information is presented in these unaudited condensed consolidated financial statements since the Company’s CEO does not review segment information at a different level or category other than that presented on the Company’s unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.

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
During the nine months ended September 30, 2025, the Company repurchased 0.8 million shares of common stock under the Repurchase Program in open market transactions at a weighted-average price of $2.33 per share for an aggregate purchase price of $1.8 million, inclusive of transaction costs. As of September 30, 2025, $42.0 million remained available for future share repurchases under the Repurchase Program.
The Company repurchased no shares of common stock under the Repurchase Program during the three months ended September 30, 2025, and the three and nine months ended September 30, 2024.

Note 17. Subsequent Events
Management has reviewed all events subsequent to September 30, 2025 and prior to the filing of these unaudited condensed financial statements, the Company has determined there have been no events that have occurred that would require adjustments or disclosures within the unaudited condensed consolidated financial statements.

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
Operating Highlights
For the three months ended September 30, 2025 and 2024, our revenues totaled $30.7 million and $21.4 million, respectively, while our net loss attributable to stockholders was $0.9 million and $53.5 million, respectively. For the nine months ended September 30, 2025 and 2024, our revenues totaled $87.8 million and $61.9 million, respectively, while our net loss attributable to stockholders was $19.2 million and $64.6 million, respectively. Our financial performance during the three and nine months ended September 30, 2025 was impacted by fluctuations in the value of our interest rate swaps, variations in our operations and maintenance costs, and the incremental impact of the NJR Acquisitions. The three and nine months ended September 30, 2024 was impacted by goodwill impairment of $28.8 million and settlement costs associated with various Legacy XL Legal proceedings. See the section below titled “Results of Operations” in this Quarterly Report on Form 10-Q for more information on our operating results for the three and nine months ended September 30, 2025 and 2024. We focus on the following core pillars in our operations:
•Deliver operational excellence in our clean energy portfolio for customers and communities. Combined portfolio generation was approximately 190 thousand MWh of power for the three months ended September 30, 2025, compared to 123 thousand MWh of power for the three months ended September 30, 2024, respectively.
•Execute on our growth and capital strategies. As of September 30, 2025, we owned cash flows from approximately 85,000 home solar assets and customer contracts across 18 U.S. states with an average remaining contract life of approximately 10 years compared to approximately 75,000 home solar assets and customer contracts with an average remaining contract life of approximately 11 years as of September 30, 2024 due to the impact of the NJR Acquisitions.

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

During each of the three months ended March 31, 2025, June 30, 2025, and September 30, 2025, we acquired 83, 109, and 7, respectively, of the Additional NJR Systems, resulting in 199 systems in the aggregate for approximately $4.8 million in cash, inclusive of transaction costs of $0.1 million. Subsequent to September 30, 2025 and upon achieving operational milestone, we purchased one final Additional NJR System for $0.04 million.

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

Common Share Repurchase Program

During the nine months ended September 30, 2025, the Company repurchased 0.8 million shares of common stock under the Repurchase Program in open market transactions at a weighted-average price of $2.33 per share for an aggregate purchase price of $1.8 million, inclusive of transaction costs. The Company repurchased no shares of common stock under the Repurchase Program during the three months ended September 30, 2025.

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

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
The results of operations related to our Drivetrain business are presented as net loss from discontinued operations in our unaudited condensed consolidated statements of operations.
Information with respect to the unaudited condensed consolidated statements of operations for the three months ended September 30, 2025 and 2024 is presented below:

	Three Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Revenues	$30,727	$21,378	$9,349	44%
Operating expenses:
Cost of revenues - solar energy systems depreciation	7,490	5,729	1,761	31%
Cost of revenues - operations and maintenance	1,847	3,928	(2,081)	(53)%
Selling, general and administrative expenses	12,942	13,521	(579)	(4)%
Litigation settlements	373	7,205	(6,832)	(95)%
Gain on asset disposal	(409)	(603)	194	(32)%
Impairment of goodwill	—	28,757	(28,757)	(100)%
Total operating expenses	22,243	58,537	(36,294)	(62)%
Income (loss) from operations	8,484	(37,159)	45,643	(123)%
Other (income) expense:
Interest income	(5,191)	(6,265)	1,074	(17)%
Interest expense, net	12,815	11,367	1,448	13%
Other expense, net	1,537	11,289	(9,752)	(86)%
Net loss from continuing operations	(677)	(53,550)	52,873	(99)%
Net income (loss) from discontinued operations	(37)	(4)	(33)	825%
Net loss	(714)	(53,554)	52,840	(99)%
Less: Net income (loss) attributable to noncontrolling interests	146	(25)	171	(684)%
Net loss attributable to stockholders	$(860)	$(53,529)	$52,669	(98)%
Revenues
Revenues increased by $9.3 million, or 44%, to $30.7 million in the three months ended September 30, 2025 as compared to the same period in 2024. The increase was primarily due to (i) approximately $3.0 million of incremental SLA revenues related to the NJR Acquisitions, (ii) $5.3 million increase in SREC revenues, of which approximately $5.2 million related to the NJR Acquisitions, and (iii) $0.8 million increase due to incremental servicing revenues related to contracted services on third-party owned solar energy systems in 2025. Cost of Revenues — Solar Energy Systems Depreciation

Cost of revenues - solar energy systems depreciation increased by $1.8 million, or 31%, to $7.5 million in the three months ended September 30, 2025 as compared to the same period in 2024 primarily due to incremental depreciation related to the NJR Acquisitions.
Cost of Revenues — Operations and Maintenance

Cost of revenues - operations and maintenance (“O&M”) decreased by $2.1 million, or 53%, to $1.8 million in the three months ended September 30, 2025 as compared to the same period in 2024 primarily due to cost reductions resulting from certain O&M efficiencies implemented in early 2025, including greater leverage of our asset management platform to streamline third-party vendor management and return material authorization (RMA) processing. We also experienced a reduction in our meter upgrade program cost as the program is nearing completion.
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses decreased by $0.6 million, or 4%, to $12.9 million in the three months ended September 30, 2025 as compared to the same period in 2024 primarily due to lower professional fees partially offset by an increase in compensation and related costs, including severance related to reduction in workforce during the current period.
Litigation Settlements

Litigation settlements decreased by $6.8 million in the three months ended September 30, 2025 as compared to the same period in 2024 primarily related to settlement costs associated with various Legacy XL Legal proceedings.
Impairment of Goodwill

Impairment of goodwill of $28.8 million recognized during the three months ended September 30, 2024 was due to a continuous decline in our stock price and market capitalization.
Interest Income
Interest income of $5.2 million in the three months ended September 30, 2025 related to $4.5 million of interest income from the SEMTH Master Lease and $0.7 million of interest earned on investments in money market funds. In comparison, interest income of $6.3 million for the three months ended September 30, 2024 related to $4.8 million of interest income from the SEMTH Master Lease and $1.5 million of interest earned on investments in money market funds and U.S. Treasury securities.
Interest Expense, Net
Interest expense, net in the three months ended September 30, 2025 of $12.8 million consisted of (i) $11.2 million of interest expense, net of realized gains from settlements of our interest rate swaps of $2.0 million, and (ii) $1.6 million related to the amortization of debt discount and deferred financing costs. In comparison, interest expense, net in the three months ended September 30, 2024 of $11.4 million consisted of (i) $9.9 million of interest expense, net of realized gains from settlements of our interest rate swaps of $3.0 million, and (ii) $1.5 million related to the amortization of debt discount and deferred financing costs. Interest expense, net increased in the 2025 period due to the effect of the SP5 Facility entered into as part of the Initial NJR Acquisition in November 2024.

Other Expense, net
Other expense, net of $1.5 million and $11.3 million, respectively, for the three months ended September 30, 2025 and 2024 primarily related to the change in the fair value of our interest rate swaps due to changes in forecasted market interest rates.
Comparison of the Nine Months Ended September 30, 2025 and 2024
The results of operations related to our Drivetrain business are presented as net loss from discontinued operations in our unaudited condensed consolidated statements of operations.
Information with respect to the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2025 and 2024 is presented below:

	Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Revenues	$87,784	$61,881	$25,903	42%
Operating expenses:
Cost of revenues - solar energy systems depreciation	22,066	17,188	4,878	28%
Cost of revenues - operations and maintenance	7,880	11,312	(3,432)	(30)%
Selling, general and administrative expenses	42,141	43,426	(1,285)	(3)%
Litigation settlements	1,074	7,205	(6,131)	(85)%
Gain on asset disposal, net	(1,069)	(2,055)	986	(48)%
Impairment of goodwill	—	28,757	(28,757)	(100)%
Total operating expenses	72,092	105,833	(33,741)	(32)%
Income (loss) from operations	15,692	(43,952)	59,644	(136)%
Other (income) expense:
Interest income	(15,632)	(16,908)	1,276	(8)%
Interest expense, net	38,302	29,900	8,402	28%
Other expense, net	11,862	7,683	4,179	54%
Net loss from continuing operations	(18,840)	(64,627)	45,787	(71)%
Net income (loss) from discontinued operations	(55)	50	(105)	(210)%
Net loss	(18,895)	(64,577)	45,682	(71)%
Less: Net income (loss) attributable to noncontrolling interests	269	(16)	285	(1781)%
Net loss attributable to stockholders	$(19,164)	$(64,561)	$45,397	(70)%
Revenues
Revenues increased by $25.9 million, or 42%, to $87.8 million in the nine months ended September 30, 2025 as compared to the same period in 2024. The increase was due to (i) approximately $9.1 million of incremental SLA revenues primarily related to the NJR Acquisitions, (ii) $13.2 million net increase in SREC revenues, of which the majority related to the NJR Acquisitions, (iii) $1.6 million increase due to government incentive PBIs, and (iv) $1.8 million of incremental servicing revenues related to contracted services on third-party owned solar energy systems in 2025.

Cost of Revenues — Solar Energy Systems Depreciation

Cost of revenues - solar energy systems depreciation increased by $4.9 million, or 28%, to $22.1 million in the nine months ended September 30, 2025 as compared to the same period in 2024 primarily due to incremental depreciation related to the NJR Acquisitions.
Cost of Revenues — Operations and Maintenance

Cost of revenues - operations and maintenance decreased by $3.4 million, or 30%, to $7.9 million in the nine months ended September 30, 2025 as compared to the same period in 2024 primarily due to cost reductions resulting from certain O&M efficiencies implemented in early 2025 (discussed above) and nearing completion of the meter upgrade efforts on our solar energy systems, both slightly offset by incremental O&M third-party service costs in 2025 related to the NJR Acquisitions.
Selling, General and Administrative
SG&A expenses decreased by $1.3 million, or 3%, to $42.1 million in the nine months ended September 30, 2025 as compared to the same period in 2024 primarily due to one-time severance cost of $1.9 million recognized upon termination of the Former CEO from the Company in April 2024 and decrease in professional fees, partially offset by an increase in compensation costs, including severance related to reduction in workforce during the current period.
Litigation Settlements

Litigation settlements of $1.1 million in the nine months ended September 30, 2025 primarily related to a $0.6 million settlement in the first quarter of 2025 associated with the termination of a Legacy XL lease, while $7.2 million in the comparable period related to settlement costs associated with various Legacy XL Legal proceedings.
Impairment of Goodwill

Impairment of goodwill of $28.8 million recognized during the nine months ended September 30, 2024 was due to a continuous decline in our stock price and market capitalization.
Interest Income
Interest income of $15.6 million in the nine months ended September 30, 2025 related to $13.5 million of interest income from the SEMTH Master Lease and $2.1 million of interest earned on investments in U.S. Treasury securities. In comparison, interest income of $16.9 million for the nine months ended September 30, 2024 related to $12.3 million of interest income from the SEMTH Master Lease and $4.6 million of interest earned on investments in U.S. Treasury securities.
Interest Expense, Net
Interest expense, net in the nine months ended September 30, 2025 of $38.3 million consisted of (i) $33.4 million of interest expense, net of realized gains from settlements of our interest rate swaps of $6.2 million, and (ii) $4.9 million related to the amortization of debt discount and deferred financing costs. In comparison, interest expense, net in the nine months ended September 30, 2024 of $29.9 million consisted of (i) $25.5 million of interest expense, net of realized gains from settlements of our interest rate swaps of $13.8 million, which included a one-time gain of approximately $3.6 million in the second quarter of 2024 associated with the settlement of interest rate swaps related to the SP4 Facility which was fully repaid in June 2024, and (ii) $4.4 million related to the amortization of debt discount and deferred financing costs.
Interest expense, net increased year over year due to the effect of the SP5 Facility effective in November 2024 and the impact of the $3.6 million gain associated with the full settlement of interest rate swaps related to the SP4 Facility in June 2024. See Note 7. Non-Recourse Debt for further information on our debt and Note 8. Interest Rate Swaps for further information on our interest rate swaps.
Other Expense, net
Other expense, net of $11.9 million for the nine months ended September 30, 2025 primarily related to the change in fair value of interest rate swaps due to changes in forecasted market interest rates, while other expense, net of $7.7 million for the nine months ended September 30, 2024 primarily related to the change in fair value of interest rate swaps of $8.2 million and other income, net of $0.5 million.

Liquidity and Capital Resources
As of September 30, 2025, we had negative working capital of $121.7 million resulting from the presentation of the principal amounts outstanding under the SP1 Facility as current debt as of that date. Our negative working capital included cash and cash equivalents and restricted cash of $98.8 million. We had net losses attributable to stockholders of $19.2 million and $64.6 million for the nine months ended September 30, 2025 and 2024, respectively.
Our principal sources of liquidity include cash and cash equivalents and cash inflows from daily operations. We receive cash from certain of our wholly-owned subsidiaries specifically related to the portfolio servicing fees provided for under the relevant servicing agreements between us and the subsidiaries, as well as reimbursement for any expenses we pay on behalf of those subsidiaries, which are allowed under certain agreements related to those subsidiaries. Our cash requirements depend on many factors, including the execution of our business strategy. We may be required to utilize our cash to support certain current and future operations of our wholly owned subsidiaries. We remain focused on managing costs, including capital expenditures, maintaining a strong balance sheet, and ensuring adequate liquidity. Our primary cash needs are debt servicing, acquisition of solar energy portfolios, operating expenses, and working capital to support the growth in our business. Working capital is impacted by the timing and extent of our business needs. See below discussions under “Cash Flows Summary” for the impact of our operations on our cash balances during the nine months ended September 30, 2025 and 2024.
As of September 30, 2025, our aggregate debt balance was $685.2 million, net of $17.8 million of unamortized fair value adjustment and $2.5 million of unamortized deferred financing costs, all of which is non-recourse project-level debt. Our debt consists of five senior debt facilities and one subordinated debt facility, of which the earliest maturity date is April 30, 2026 and has been classified as current at September 30, 2025. For additional information on our debt, refer to Note 7. Non-Recourse Debt included within the accompanying unaudited condensed consolidated financial statements.
These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) assuming the Company will continue as a going concern.
The Company’s debt obligations under the SP1 Facility are non-recourse to the Company (see Note 7. Non-Recourse Debt) and have a maturity date of April 30, 2026 (the “SP1 Maturity Date”). Because (i) the SP1 Maturity Date is within twelve months from the date these unaudited condensed consolidated financial statements are issued, (ii) the Company has not yet entered into a commitment to refinance the SP1 Facility although the maturity date is in April 2026, (iii) the Company has determined that it is unlikely to have sufficient cash on hand or proceeds from currently available liquidity sources to satisfy the SP1 Facility at the SP1 Maturity Date, (iv) the Company had negative working capital of $121.7 million as of September 30, 2025 solely due to the current maturity of the SP1 Facility at that date, and (v) the Company has experienced recurring net losses and negative cash flows from operations for the nine months ended September 30, 2025, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.
The Company plans to refinance the SP1 facility prior to the SP1 Maturity Date consistent with the Company’s historical financing strategy for investing in solar assets on a leveraged basis. The Company has obtained term sheets from potential lenders and placement agents, which are currently being reviewed by management and the board of directors. The Company’s management believes that such refinancing will be completed prior to the SP1 Maturity Date and that any such substantial doubt is alleviated by managements plans. Should the Company be unsuccessful in refinancing the SP1 facility, this could result in a foreclosure of collateral and negatively impact operations. Further, an event of default on the SP1 facility, if not cured in the permittable time allowed under the agreement, would result in a cross default on the Second KeyBank Credit Agreement, which is non-recourse.

Cash Flows Summary
Presented below is a summary of our operating, investing and financing cash flows:

	Nine Months Ended
(Amounts in thousands)	September 30, 2025	September 30, 2024
Net cash provided by (used in)
Continuing operating activities	$(124)	$(28,266)
Discontinued operating activities	(104)	(87)
Continuing investing activities	16,902	23,398
Continuing financing activities	(27,053)	(18,086)
Discontinued financing activities	—	81
Net change in cash and cash equivalents and restricted cash	$(10,379)	$(22,960)
Cash Flows Used in Operating Activities
Operating cash inflows include cash from the sale of solar energy power generated by our home solar energy systems and the servicing of long-term agreements for other institutional owners of home solar energy systems. These operating cash inflows are primarily offset by operating expenses, operating lease payments and interest payments on our outstanding debt. The related cash flows for our discontinued operating activities for the years presented relate to ongoing operating and maintenance costs. The net cash used in continuing operating activities consists of our corporate costs and certain other costs that were not allocated to our discontinued operations.
Net cash used in continuing operating activities improved by $28.1 million in the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to $16.0 million aggregate net settlement amounts paid in 2024 compared to $5.3 million aggregate settlements paid in early 2025, both related to settled legal proceedings (see Note 12. Commitments and Contingencies), increased revenue, and decreased operating expenses primarily related to O&M efficiencies during the nine months ended September 30, 2025 discussed above.
Cash Flows Provided by Investing Activities
The net cash provided by continuing investing activities in the nine months ended September 30, 2025 was $16.9 million, which primarily related to $17.9 million of proceeds from our investments under the SEMTH Master Lease and $4.1 million of proceeds from the sale of solar energy systems, partially offset by $4.8 million of net payments related to the acquisition of the Additional NJR Systems in 2025.
The net cash provided by continuing investing activities in the nine months ended September 30, 2024 primarily related to $18.9 million of proceeds from the SEMTH investment and $4.7 million of proceeds from the sale of solar energy systems.
Cash Flows Used in Financing Activities
The net cash used in continuing financing activities in the nine months ended September 30, 2025 was $27.1 million, which primarily related to $25.0 million for repayments of our non-recourse debt, and $1.8 million related to shares repurchased under our Repurchase Program.
The net cash used in continuing financing activities in the nine months ended September 30, 2024 primarily related to $145.8 million for repayments of our non-recourse debt which included the full repayment of the SP4 Facility of $125.0 million in June 2024 and $2.0 million payment of deferred financing costs, partially offset by $130.0 million proceeds from the issuance of the SET Facility also in June 2024.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. Preparation of these unaudited condensed financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our most critical accounting estimates are those most important to the portrayal of its financial condition and results of operations and which require us to make its most difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Although management believes that its estimates and assumptions are reasonable, they are based on information available when they are made and, therefore, may differ from estimates made under different assumptions or conditions. Our critical accounting estimates are discussed within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. Other than the valuation models used in determining future principal debt amortization on certain of our credit facilities, there have been no other material changes to our critical accounting estimates during the nine months ended September 30, 2025.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of that date, due to a material weakness in internal control over financial reporting identified within the Annual Report and described below.

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
Control Environment

As of September 30, 2025, Management has concluded that the Company did not maintain an effective control environment based on the criteria established in the Committee of Sponsoring Organizations (“COSO”) Framework, and its relevant components, which resulted in deficiencies that constituted a material weakness. The Company determined that it did not maintain a sufficient complement of qualified personnel to perform control activities. This contributed to the Company’s failure to: (i) design and implement certain risk-mitigating internal controls; and (ii) consistently operate the Company’s internal controls. The control environment material weakness contributed to a material weakness within our system of internal control over financial reporting in the Control Activities component of the COSO Framework.
Control Activities

The Company did not maintain effective control activities based on the criteria established in the COSO Framework. The Company identified control deficiencies as of September 30, 2025 that constitute a material weakness from the lack of effectively designed and implemented controls related to revenue recognition, including the review of contracts upon inception and/or acquisition and the accounting for revenue recognition under ASC 606, Revenue from Contracts with Customers.
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

During the nine months ended September 30, 2025, the Company continues to make significant progress hiring qualified personnel with specialized skill sets to further bolster the Company’s ability to provide an appropriate level of oversight activities related to internal control over financial reporting. These personnel have significantly contributed to the remediation efforts related to previously disclosed material weaknesses in control activities.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The loss or transition of key members of senior management or key employees, or our inability to attract and retain qualified personnel, could adversely affect our business

Our success depends in part, on our ability to retain our key personnel. The loss of any of our key personnel could have an adverse effect on our business. There have been, and from time to time, there may continue to be, changes in our management team resulting from the hiring or departure of executive and key employees, or the transition of executives within our business, which could disrupt our business. For example, during 2024 and thus far in 2025, we had turnover in key positions, including our Former CEO and former Chief Financial Officer (“Former CFO”). In April 2024, we completed a CEO transition, and effective May 14, 2025, our Former CFO resigned and the Company initiated a search process of internal and external candidates with the assistance of an executive search firm to identify the Company’s next CFO. Effective June 5, 2025, the Company appointed Thomas James Cimino as the Company’s Interim CFO. We may not be able to identify, hire, and transition to a new CFO or be unable to extend the tenure of Mr. Cimino’s term as Interim CFO beyond his current term.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no share repurchases during the three months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

SPRUCE POWER HOLDING CORPORATION

Date: November 11, 2025	By:	/s/ Christopher Hayes
	Name:	Christopher Hayes
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 11, 2025	By:	/s/ Thomas James Cimino
	Name:	Thomas James Cimino
	Title:	Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)