Form 10-K
period 2025-12-31
SPRUCE POWER HOLDING CORP
filed 2026-03-31
CIK 1772720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
___________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________ TO _________
Commission File Number 001-38971
Spruce Power Holding Corporation
(Exact name of Registrant as specified in its Charter)

Delaware	83-4109918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

820 Gessner Rd, Suite 500 Houston, Texas	77024
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (866) 777-8235
___________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Shares of common stock, $0.0001 par value	SPRU	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2025 based on the closing price of the Registrant’s common stock as reported by the New York Stock Exchange of $2.02 per share, was approximately $31.6 million. Shares of common stock beneficially owned by each executive officer, director or holder of more than 5% of the Registrant’s common stock have been excluded as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 19, 2026, 18,168,863 shares of the Registrant’s common stock, $0.0001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2026 Annual Meeting of the Stockholders of the registrant are incorporated by reference into Part III of this report.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to future events or our future financial performance including, but not limited to, statements regarding our plans, strategies and prospects, both business and financial, our growth plans, future financial and operating results, costs and expenses,our ability to continue as a going concern and to repay or refinance our debt prior to the applicable maturity dates, the outcome of contingencies, financial condition, results of operations, liquidity, cost savings, business strategies, and other statements that are not historical facts. Forward-looking statements generally are characterized by the use of certain words or phrases (and their derivatives) such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “opportunity,” “plan,” “goals,” “target” “predict,” “potential,” “estimate,” “should,” “will,” “would,” “continue,” “likely,” and similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These statements are based upon our current plans and strategies, management’s assumptions and expectations about future events, and market conditions, and reflect our current assessment of the risks and uncertainties related to its business and are made as of the date of this report. There can be no assurance that actual future results, performance or achievements of, or trends affecting, us will not differ materially from any future results, performance, achievements or trends expressed or implied by such forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from historical results or the forward-looking statements contained herein, including but not limited to:
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
•We are subject to risks relating to our outstanding debt, including risks relating to rising interest rate, the risk that we may not have sufficient cash flow to pay our debt and the risk that we may not be able to continue as a going concern if we are unable to repay or refinancing our debt prior to the applicable maturity dates
•We may be adversely affected by the impact of natural disasters and other events beyond our control, such as hurricanes, wildfires, or pandemics.
•We are subject to cybersecurity risks.

•We are subject to risks relating to general economic, financial, legal, political, and business conditions and changes in domestic and foreign markets.
•Governmental investigations, litigation, complaints, other claims, or adverse publicity may cause us to incur significant expense, hinder execution of business and growth strategy, harm our reputation or impact the price of our common stock.
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
Item 1. Business
Company Overview
Spruce Power Holding Corporation and its subsidiaries (“Spruce Power”) is a leading owner and operator of distributed solar energy assets across the United States (the “U.S.”), offering subscription-based services to approximately 84,000 home solar assets and customer contracts, making renewable energy more accessible to everyone. We are engaged in the ownership and maintenance of home solar energy systems for homeowners in the U.S.
Our primary customers are homeowners and our core solar service offerings to these customers generate revenues primarily through (i) the lease of, and the sale of electricity generated by, our home solar energy systems to homeowners pursuant to long-term Customer Agreements (as defined below) which require the homeowners to make recurring monthly payments, (ii) third party contracts to sell solar renewable energy credits (“SRECs”) generated by our home solar energy systems for contracted prices, and (iii) the servicing of third party-owned solar energy systems through our Spruce Pro servicing platform, which is contracted to offer portfolio managed services to over 60,000 systems owned by third parties, as well as to our portfolio of home solar energy systems (the “Portfolio”). These portfolio managed services include (a) billing and collections/asset recovery, (b) account support services, (c) financial asset management, (d) homeowner support and servicing technology, (e) asset operations, and (f) transaction and execution services related to SRECs. Our Spruce Pro brand, launched in the first quarter of 2024, expands our prior existing residential servicing platform to the commercial solar market, offering third-party owners a range of services for residential, commercial, and industrial assets.
In addition to our core solar service offerings, we generate cash flows and earn interest income from customer contracts related to a master lease agreement described below.
We hold subsidiary fund companies, defined below as the Funds, that own and operate portfolios of home solar energy systems, which are subject to solar lease agreements (“SLAs”) and power purchase agreements (“PPAs”, together with the SLAs, “Customer Agreements”) with residential customers who benefit from the production of electricity generated by our Portfolio, which may qualify for subsidies, renewable energy credits and other incentives as provided by the federal government and various states and local agencies. These benefits have generally been retained by our subsidiaries that own the systems, with the exception of the investment tax credit (“ITCs”) under Section 48 of the Internal Revenue Code, as amended, which were generally passed through to the various financing partners of the solar energy system portfolios.
Corporate History and Background

Historically, as XL Fleet Corp. (“XL Fleet”), we provided fleet electrification solutions for commercial vehicles in North America, offering our systems for vehicle electrification (the “Drivetrain” business) and offering and installing charging stations to enable customers to develop charging infrastructure required for electrified vehicles (the “XL Grid” business). In early 2022, we performed a strategic review of our overall business operations, which resulted in (i) the sale of our Drivetrain and XL Grid businesses in January 2023, which are both presented as discontinued operations in our consolidated financial statements, and (ii) the decision to pursue merger and acquisition (“M&A”) opportunities. On September 9, 2022, we acquired 100% of the membership interests of Spruce Holding Company 1 LLC, Spruce Holding Company 2 LLC, Spruce Holding Company 3 LLC and Spruce Manager LLC (collectively and together with their subsidiaries, “Legacy Spruce Power”), which was one of the largest privately held owner and operator of home solar energy systems in the U.S. at the time of the transaction. In November 2022, following the acquisition of Legacy Spruce Power, we changed our corporate name from “XL Fleet Corp.” to “Spruce Power Holding Corporation.” Additionally, we changed our ticker symbol from “XL” to “SPRU.”

In the first quarter of 2023, we completed the acquisition of all issued and outstanding interests in SS Holdings 2017, LLC and its subsidiaries (“SEMTH”) from certain funds managed by HPS Investment Partners, LLC, pursuant to a membership interest purchase and sale agreement as of that date (the “SEMTH Acquisition”). The SEMTH related asset includes a 20-year use right to customer payment streams of approximately 22,500 customer contracts (the “SEMTH Master Lease”). Subsequently on August 18, 2023, we acquired approximately 2,400 home solar assets and customer contracts, with an average remaining contract life of approximately 11 years, from a publicly traded, regulated utility company (the “Tredegar Acquisition”).

In the fourth quarter of 2024, we completed the acquisition of a residential solar portfolio consisting of approximately 9,800 home solar assets and long-term Customer Agreements, with an average remaining contract life of over 11 years, from a publicly traded energy services company (the “NJR Acquisition”). During 2025, the Company acquired 200 additional systems pursuant to the NJR Acquisition.

With the completion of the NJR Acquisition, we have, in the aggregate, 14 portfolios of home solar assets and customer contracts with a combined capacity of approximately 509 MWdc. In the aggregate, as of December 31, 2025, we offered subscription-based services and owned the cash flows from approximately 84,000 home solar assets and customer contracts.

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

Corporate Development

We believe our corporate growth strategy provides a unique differential from our competitors. While our competitors may lose future long-term value creation for short-term cash flow by selling new solar systems outright directly to consumers, we focus on long-term positive cash flow. We have a dedicated corporate development (“M&A”) team that has historically been successful in acquiring high quality portfolios of solar energy systems that are already in operation and have existing long-term contracts with homeowners. Our in-house M&A team focuses on acquiring operating home solar energy systems “in-bulk” from other companies, and such approach has enabled us to achieve step-change growth while minimizing our customer acquisition costs. Our M&A team also brings significant experience in renewable energy credit markets, and other tax incentives programs, which enables additional value creation alongside our acquisition strategy.
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

Contracted assets with stable cash flows

The contracted nature and diversification of off-takers in our Portfolio of home solar assets supports stable long-term cash flows. Home solar assets in our Portfolio are contracted under long-term contracts, which generally provide for lease payments or production-based power purchase payments over the contract term. Our home solar asset portfolios have a total weighted average remaining contract term of approximately 10 years as of December 31, 2025.

Geographic and resource diversification

With the SEMTH, Tredegar and NJR Acquisitions, our Portfolio of approximately 84,000 home solar systems and customer contracts is geographically diverse across 18 states in the U.S., which reduces exposure to localized weather events, natural disasters, regional underperformance, and adverse regulatory actions and provides a more stable stream of cash flows over the long term when compared to a non-diversified portfolio.

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

Human Capital Management

With our mission of “Powering Our Customers’ Clean and Efficient Energy Use, for a Sustainable Future”, we believe that starts with our employees. We aim to attract top talent by building a culture upon our values of coordination, purpose-driven and results oriented. We make investments in talent management and employee engagement initiatives, in order to foster a culture of belonging and inclusion. As of December 31, 2025, we had 159 full time employees primarily located in Texas, New Jersey, and California. As of December 31, 2025, no employees were covered by collective bargaining agreements, and we have not experienced any work stoppages.

To develop, attract, and retain personnel, we establish an environment of learning, purpose, inclusion, and opportunity and our leadership continually looks for ways to improve. We do this by implementation of several training programs, which includes our internally developed educational platform, Spruce University, to nurture an environment of learning, employee development, and talent retention. Bi-annually, we are committed to enhancing our senior leadership with curricula to promote and develop teamwork and accountability.

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

Certain of our portfolio managed services are subject to stringent and complex federal, state and local laws, including regulations governing the occupational health and safety of our employees and wage regulations. For example, we are subject to the requirements of the federal Occupational Safety and Health Act, as amended (“OSHA”), and state laws that protect and regulate employee health and safety. We endeavor to maintain compliance with applicable state and federal government regulations.

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
One Big Beautiful Bill Acts
On July 4, 2025, the One Big Beautiful Bill was enacted (“OBBBA”), introducing significant and wide-ranging changes to the U.S. federal tax system. Significant components include permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, the restoration of favorable tax treatment for certain business provisions, and accelerated phase outs to the Inflation Reduction Act energy tax credits.

Corporate Information

Our principal executive offices are located at 820 Gessner Rd, Suite 500, Houston, Texas, and our telephone number is (866) 777-8235. Our website address is www.sprucepower.com and the information contained in, or that can be accessed through our website, is not, and should not be considered, part of this Annual Report on Form 10-K.
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

Risks Related to the Solar Energy Industry

•The solar energy industry may not develop to the size or at the rate we expect, which could cause an adverse effect on our business.
•We face competition from traditional energy companies and solar and other renewable energy companies.
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
•Our growth and performance depend in part on the success of our relationships with third parties, including our third party servicing providers.
•Our operating results and ability to grow may fluctuate, which could make our future performance difficult to predict and cause our operating results to fall below expectations.
•The loss or transition of key employees or senior management, or our inability to attract and retain qualified personnel, could adversely affect our business.
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
•Material adverse or unforeseen legal actions, judgments, fines, penalties, or settlements could result in substantial damages and other related costs and may require management-level attention.

Risks Related to Regulation

•Our business depends in part on the regulatory treatment of third-party owned solar energy systems.
•We may become subject to new regulations for our solar service offerings.

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

Our solar energy systems depend heavily on suitable solar and meteorological conditions. Seasonality fluctuations and the effects of climate change could adversely affect our results of operations

The energy produced and the revenue and cash receipts generated by a solar energy system depend on suitable solar, atmospheric and weather conditions, all of which are beyond our control. Furthermore, our systems could be damaged by severe weather or natural catastrophes, such as hurricanes, freezes, hailstorms, tornadoes, fires or earthquakes. Shifts in weather are difficult to predict and may not be immediately apparent, and the impact of these changes is difficult to quantify from period to period. Our economic model and projected returns on our solar energy systems require achievement of certain production results from our systems and, in some cases, we guarantee these results to our consumers. There can be no assurance we will be successful in implementing effective strategies to counter these shifts in weather. If the solar energy systems underperform for any reason, our business could suffer. For example, the amount of revenue we recognize in a given period and the amount of our obligations under the performance guarantees of our Customer Agreements are dependent in part on the amount of energy generated by solar energy systems under such Customer Agreements. Furthermore, climate change could exacerbate the frequency and severity of weather events in all areas where we operate. Climate change or other factors could also cause prevailing weather patterns to materially change in the future, making it harder to predict the average annual amount of sunlight striking each location where our solar energy systems are. Potential negative effects of climate change include, among others, a temporary decrease in solar availability in certain locations, disruptions in transmission grids and delays or reductions in new installations. These or other effects could make our solar energy systems less economical overall or make individual solar energy systems less economical. Any of these effects on meteorological conditions could harm our business, financial condition and results of operations.

We typically bear the risk of loss and the cost of maintenance, repair and removal on solar energy systems that are owned by our subsidiaries and included in tax equity vehicles

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair and removal for any of our solar energy systems. Under our Customer Agreements, we agree to operate and maintain the solar energy system for a fixed fee calculated to cover our future expected maintenance costs. If our solar energy systems require an above-average amount of repairs or if the cost of repairing the solar energy systems is higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems are damaged as the result of a natural disaster beyond our control, losses could exceed or be excluded from our insurance policy limits and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance to protect against such risk, but such coverage may not be adequate to cover our losses.

The value of our solar energy systems at the end of the associated term of the Customer Agreement may be lower than projected, which may adversely affect our financial performance, results of operation and valuation

We depreciate the costs of our solar energy systems over their estimated useful life of 30 years. At the end of the initial term of the Customer Agreement, we may choose to remove the solar energy systems at no cost to the customer, or customers may choose to purchase their solar energy systems, ask to remove the system at our cost, or renew their Customer Agreements. Customers may choose not to renew or purchase for any reason, including pricing, decreased energy consumption, relocation of residence, or switching to a competitor’s product. Furthermore, it is difficult to predict how future environmental regulations may affect the costs associated with the removal, disposal or recycling of our solar energy systems. If the residual value of the solar energy systems is less than we expect at the end of the Customer Agreement, we may be required to accelerate the recognition of all or some of the remaining unamortized costs. This could materially impair our results of operations.

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

Risks Related to Our Business Operations

We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and integration of these acquisitions may disrupt our business and management

We have in the past and may in the future, acquire solar portfolios, companies, products or technologies or enter into other strategic transactions. For example, in March 2023, we completed the SEMTH Acquisition acquiring approximately 22,500 customer contracts; in August 2023, we completed the Tredegar Acquisition acquiring 2,400 home solar assets and contracts; and in November 2024, we completed the NJR Acquisition acquiring approximately 9,800 solar energy systems at that time and subsequently acquired an additional 200 energy systems. During 2025, we acquired 200 additional systems pursuant to the NJR Acquisition. We may not realize the anticipated benefits of past or future investments, strategic transactions or acquisitions, and these transactions involve numerous risks that are not within our control. These risks include the following, among others:

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

We may require additional financing to support the development of our business and implementation of our growth strategy, and if financing is not available to us on acceptable terms when needed, our ability to continue to grow our business could be materially adversely affected

We may require additional financing in the future to fund operations and support strategic initiatives. There can be no assurance that we will have access to the financing we need on favorable terms when required or at all. Additional financing may not be available on terms acceptable to us. If we are unable to obtain needed financing on acceptable terms, we may not be able to implement our business plan, which could have a material adverse effect on our business, financial condition, results of operations and prospects. If we raise additional funds through the sale of equity, convertible debt or other equity-linked securities, our shareholders’ ownership will be diluted. We may issue securities that have rights, preferences and privileges senior to our common stock. Any future debt financing into which we enter may impose covenants upon us that restrict our operations or may otherwise contain terms that are not favorable to us or our stockholders.

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

Our growth and performance depend in part on the success of our relationships with third parties, including our third party service providers

Our growth depends in part on developing or expanding our relationships with third parties. Among other things, our business depends on attracting and retaining new and existing third party service providers. Negotiating relationships with our third party service providers, investing in due diligence efforts with potential third party service providers, training such third party service providers and monitoring them for compliance with our standards require significant time and resources and may present greater risks and challenges than expanding our internal servicing teams. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to grow our business and address our market opportunity could be impaired. Even if we are able to establish and maintain these relationships, we may not be able to execute on our goal of leveraging these relationships to meaningfully expand our business, brand recognition, and customer base, which could limit our growth potential and our opportunities to generate significant additional revenue or cash flows. In the event that any of our third-party servicers fails to perform its servicing duties, or experiences a termination or cancellation event under the applicable servicing agreement, or we otherwise experience an interruption in that third party servicer’s performance, we may incur additional costs associated with obtaining a replacement servicer and seeking recovery of amounts owed to us. In such an event, there can be no assurance that a replacement servicer could be retained in a timely manner or at comparable cost to us, and any servicing transfer can result in data input errors, misdirected notices, and other issues.

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

The loss or transition of key members of senior management or key employees, or our inability to attract and retain qualified personnel, could adversely affect our business

Our success depends, in part, on our ability to retain our key personnel. The loss of any of our key personnel could have an adverse effect on our business. There have been, and from time to time there may continue to be, changes in our management team resulting from the hiring or departure of executives and key employees, or the transition of executives within our business, which could disrupt our business. For example, during 2024 and 2025, we had turnover in key positions, including our former CEO and our former CFO. In April 2024, we completed a CEO transition with the appointment of Christopher Hayes as our President and CEO. In addition, effective May 14, 2025, our former CFO resigned, and effective June 5, 2025, we appointed Thomas James Cimino as the Company’s Interim CFO. Effective December 1, 2025, Mr. Cimino was appointed as our CFO. Management transitions may create uncertainty and involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies and result in a material adverse impact on our business, financial condition, results of operations or cash flows.

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

Rising interest rates could raise our cost of capital and may adversely affect our financial condition

We have $695.5 million of long-term debt outstanding as of December 31, 2025, which are secured by our solar assets, and the majority of which is variable rate debt. Increases in interest rates could result in an increase in our interest expense under our variable-rate borrowings and the costs of refinancing existing indebtedness or obtaining new debt, including debt to finance future acquisitions. Although we use interest rate swap contracts to mitigate the market risk associated with rising interest rates, including on our existing variable-rate debt, significant increases in interest rates or continued higher interest rates may still increase our cost of capital and may make it more difficult for us to finance our business.

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

Any security breach, unauthorized access or disclosure, or theft of data, including personal information, we, our third party service providers, or our suppliers gather, store, transmit or use, or other hacking, cyber-attack, phishing attack, and unauthorized intrusions into or through our systems or those of our third-party service providers could harm our reputation, subject us to claims, litigation, and financial harm and have an adverse impact on our business

In the ordinary course of business, we, our third-party service providers and our suppliers receive, store, transmit and use proprietary, confidential and sensitive data, including the personal information of customers, such as names, addresses, email addresses, credit information and other housing and energy use data, as well as the personal information of our employees. Any unauthorized disclosure of such proprietary, confidential or sensitive data, including personal information, whether through a breach of our systems or those of our third-party service providers or suppliers by an unauthorized party, including, but not limited to hackers, threat actors, sophisticated nation-states or nation-state-supported actors, or through the theft, or misuse of information, or otherwise, could harm our business. In addition, we, our third party service providers and our suppliers may be subject to a variety of evolving threats, such as computer malware (including as a result of advanced persistent threat intrusions), ransomware, malicious code (such as viruses or worms), social engineering (including spear phishing and smishing attacks), telecommunications failures, natural disasters and extreme weather events, general hacking, and other similar threats.

Cybersecurity incidents have become more prevalent and could occur on our systems or those of our third-party service providers or suppliers in the future. Our team members who work remotely pose increased risks to our information technology systems and data, since many of them utilize less secure network connections outside our premises.

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

Material adverse or unforeseen legal actions, judgments, fines, penalties, or settlements could result in substantial damages and other related costs and may require management-level attention

We have in the past and may in the future, from time to time, become a party to legal proceedings or be subject to claims or investigations relating to our business, including, but not limited to, alleged claims relating to product liability, occupational safety and health and environmental compliance, intellectual property infringement, commercial disputes, securities laws, antitrust and competition laws, regulatory or administrative actions, corporate matters and employment matters.

Any legal proceedings, claims, or investigations are subject to inherent uncertainties, and the actual costs to be incurred relating to these matters will depend upon many unknown factors. The outcome of legal proceedings, claims, or investigations is uncertain, and we could be forced to expend significant resources in the defense of these actions, and we may not prevail. Monitoring and defending against legal actions is time-consuming for our Management and staff, and may detract from our ability to fully focus our internal resources on our business activities. We are also generally obligated, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in legal actions. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. An adverse outcome in any legal proceedings, claims, or investigations that results in significant sanctions could have a material adverse effect on our cash flow, results of operations, financial position, or our stock price.

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

Risks Related to Regulation

Our business depends in part on the regulatory treatment of third-party owned solar energy systems

Retail sales of electricity by third parties such as us face regulatory challenges in some states and jurisdictions, including states and jurisdictions we intend to enter where the laws and regulatory policies have not historically embraced competition to the services provided by vertically integrated centralized electric utilities. Some of the principal challenges pertain to whether third-party owned solar energy systems qualify for the same levels of rebates or other non-tax incentives available for customer owned solar energy systems, whether third-party owned solar energy systems are eligible at all for these incentives and whether third-party owned solar energy systems are eligible for net metering and the associated significant cost savings. Furthermore, in some states and utility territories third parties are limited in the way they may deliver solar energy to their customers. These regulatory constraints may, for example, give rise to various property tax issues.

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

Compliance with occupational safety and health and environmental requirements can be costly and noncompliance with such requirements may result in potentially significant monetary penalties, operational delays and adverse publicity

The ongoing operations and maintenance of solar energy systems requires individuals hired by us or third-party contractors, potentially including our employees, to work at heights with complicated and potentially dangerous electrical systems. There is substantial risk of serious injury or death if proper safety procedures are not followed. Certain of our operations are subject to regulation under OSHA and Wage and Hour Division, the U.S. Environmental Protection Agency and equivalent state and local laws that protect and regulate employee health and safety and the environment. Changes to these requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable occupational safety and health and environmental regulations, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures, or suspend or limit operations. Since individuals hired by us or on our behalf to perform ongoing operations and maintenance of our solar energy systems, including third-party contractors, are compensated on a per project basis, they are incentivized to work more quickly than servicers compensated on an hourly basis. While we have not experienced a high level of injuries to date, this incentive structure may result in higher injury rates than others in the industry and could accordingly expose us to increased liability. Individuals hired by or on behalf of us may have workplace accidents and receive citations from OSHA regulators for alleged safety violations, resulting in fines. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

A failure to comply with laws and regulations relating to interactions by us with current or prospective customers, including consumer protection laws, could result in negative publicity, claims, investigations, and litigation and adversely affect our business

Our business substantially focuses on Customer Agreements and transactions with residential customers. As a result, we must comply with numerous federal, state and local laws and regulations that govern matters relating to interactions with residential consumers, including those pertaining to consumer protection, marketing and sales, privacy and data security, consumer financial and credit transactions, mortgages and refinancing, home improvement contracts, and warranties. These laws and regulations are subject to change and to potentially differing interpretations. Additionally, various federal, state and local legislative and regulatory bodies may initiate investigations, which can lead to enforcement actions, expand current laws or regulations, or enact new laws and regulations regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we do business, acquire customers, manage and use information collected from and about current and prospective customers and the costs associated therewith. As a result, we are subject to a constantly evolving consumer protection environment that is difficult to predict and may affect our business. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance is given that our compliance policies and procedures will be effective. Failure to comply with these laws and with regulatory requirements applicable to our business could subject us to, among other things, damages, class action lawsuits, enforcement actions, civil and criminal liability, settlements, changes in business practices, increased compliance costs, and reputational damage that may harm our business, results of operations, and financial condition.

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

Risks Related to Our Financial Performance

We previously had identified material weaknesses in our internal control over financial reporting, and determined that it resulted in our internal control over financial reporting and disclosure controls and procedures not being effective as of December 31, 2024. Although we have remediated these material weaknesses, we may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control in the future, and as a result we may not be able to accurately or timely report our financial condition or results of operations and the trading price of our common stock may decline

SEC rules define a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis. As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, management identified material weaknesses in internal control over financial reporting. We have successfully completed the testing necessary to conclude that these material weaknesses have been remediated and, as a result, we have concluded that our internal control over financial reporting was effective as of December 31, 2025.

Effective internal controls are necessary for us to provide reliable financial statements and prevent or detect fraud. Although the material weaknesses in internal control over financial reporting described above have been remediated, any new material weaknesses or other deficiencies identified in the future or any deficiencies in our disclosure controls and procedures, if not timely remediated, could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. We can provide no assurance that the remediation measures we have taken will be effective at preventing or avoiding potential future significant deficiencies or material weaknesses in our internal control over financial reporting.

If we identify any new material weaknesses in the future, the accuracy and timing of our financial reporting may be adversely affected, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, we could be subject to sanctions or investigations by the SEC, or other regulatory authorities, and we may not be able to source external financing for our capital needs on acceptable terms or at all. Each of the foregoing items could adversely affect our business, results of operations, financial condition, and the market price and volatility of our common stock. In addition, we have expended, and expect to continue to expend, significant resources, including accounting-related costs and significant management oversight, in order to assess, implement, maintain, remediate and improve the effectiveness of our internal control over financial reporting and our general control environment.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

The report from our independent registered public accounting firm for the year ended December 31, 2025, includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern for a period of one year after the date our audited consolidated financial statements are issued because (i) the maturity date of our SP1 Facility with Silicon Valley Bank (the “SP1 Facility”) is within twelve months from the date the accompanying audited consolidated financial statements are issued, (ii) the Company has not yet entered into a commitment to refinance the SP1 Facility, (iii) we have determined that we are unlikely to have sufficient cash on hand or proceeds from currently available liquidity sources to satisfy the SP1 Facility at the maturity date of the SP1 Facility, (iv) we had negative working capital of $122.9 million as of December 31, 2025 solely due to the current maturity of the SP1 Facility at that date, and (v) we have experienced recurring net losses and negative cash flows from operations for the year ended December 31, 2025. If we are unable to refinance the SP1 Facility before its due date, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources will fund our operating plan for the period anticipated by the Company or that sufficient funding to refinance the SP1 Facility or any of our other outstanding debt will be available on terms acceptable to us, or at all.

We have a history of losses, and we expect to incur significant expenses and continuing losses

We incurred net losses of $26.0 million and $70.5 million for the years ended December 31, 2025 and 2024, respectively. We believe that we will continue to incur operating and net losses through the near future. We completed the acquisition of Legacy Spruce Power and discontinued and disposed of our legacy businesses, and as a result our future net income or loss will depend upon the implementation of our strategy to expand our business. We expect the rate at which we will incur future losses will depend on a number of factors, including:

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

We have generated significant net operating loss carryforwards (or “NOLs”) as a result of the losses that we have historically incurred which, for U.S. federal income tax purposes, can be used to offset future taxable income subject to certain limitations under the Internal Revenue Code and related regulations of the U.S. Treasury. Our ability to use our NOLs will depend on the amount of taxable income generated in future periods. In addition, the use of NOLs and other carryforwards to offset taxable income is subject to various limitations if we undergo an “ownership change” as defined in Section 382 of the Internal Revenue Code. As of December 31, 2025, we have recorded a full valuation allowance against our NOLs and we can offer no assurance when, or if, we may be able to use our NOLs to offset taxable income.

Servicing our existing debt requires a significant amount of cash to satisfy payment obligations. We may not have sufficient cash flow to service our debt, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful

We have $695.5 million of long-term debt outstanding as of December 31, 2025, as discussed in more detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, both included in this Annual Report on Form 10-K. Our ability to make scheduled principal payments, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We may not have sufficient cash flow in the future to service our debt. As a result, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to timely repay or otherwise refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and negatively impact our financial condition and prospects. Furthermore, we expect to incur additional debt in the future, and increases in our existing debt obligations would further heighten the debt related risk discussed above. In addition, we may not be able to enter into new debt instruments on acceptable terms or at all. If we were unable to satisfy the terms under existing or new instruments, or obtain waivers or forbearance from our lenders, or if we were unable to obtain refinancing or new financings for our working capital, equipment and other needs on acceptable terms if and when needed, our business would be adversely affected.

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

We are a “smaller reporting company” and will be able to avail ourselves of reduced disclosure requirements applicable to smaller reporting companies, which could make our common stock less attractive to investors

We are a “smaller reporting company,” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we currently take, and in the future, intend to continue to take, advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies,” including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer a “smaller reporting company.” We will remain a “smaller reporting company” until (a) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $75 million or more and we reported annual net revenues as of our most recently completed fiscal year is $100 million or more, or (b) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $700 million or more, regardless of annual revenue.

If our stock price declines, our common stock may be subject to delisting from the New York Stock Exchange

If the average closing price of our common stock is less than $1.00 per share for 30 consecutive trading days, we may receive a letter from the staff of the NYSE stating that our common stock will be delisted unless we are able to regain compliance with the NYSE listing criteria requiring that we maintain an average closing price for our common stock of at least $1.00 per share. The average closing price of our common stock was below $1.00 per share for 30 consecutive trading days in 2022 and 2023, as a result of which we received notices of non-compliance from the NYSE on October 20, 2022 and March 28, 2023. On October 6, 2023, following stockholder approval, we filed an amendment to our Certificate of Incorporation to effect a 1-for-8 reverse stock split of the issued and outstanding shares of our common stock. Although, subsequent to the reverse stock split, we were able to regain compliance because the average closing price for our common stock was subsequently at least $1.00 per share for 30 consecutive trading days, we cannot guarantee that our stock price will continue to trade above $1.00 per share or otherwise meet the NYSE listing requirements and therefore our common stock may in the future be subject to delisting. If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer corporate development opportunities for us.

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

These market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, we believe there has been and may continue to be substantial trading in derivatives of our common stock, including short selling activity or related similar activities, which are beyond our control, and which may be beyond the full control of the SEC and Financial Institutions Regulatory Authority (“FINRA”). While the SEC and FINRA rules prohibit some forms of short selling and other activities that may result in stock price manipulation, such activity may nonetheless occur without detection or enforcement. There can be no assurance that should there be any illegal manipulation in the trading of our common stock, it will be detected, prosecuted or successfully eradicated. Significant short selling market manipulation could cause our common stock trading price to decline, to become more volatile, or both.

We may issue additional shares of common stock, preferred stock, or other equity securities, including under our equity incentive plan, without stockholder approval, which would dilute existing stockholders’ interest and may depress the market price of our common stock

We may issue a substantial number of additional shares of common stock, preferred stock, or other equity securities, including under our 2020 Equity Incentive Plan (the “2020 Plan”), without stockholder approval. As of December 31, 2025, we had options and restricted stock units (“RSUs”) outstanding that would require us to issue up to an aggregate of 4,159,272 shares of our common stock. We also have the ability to issue additional shares of common stock under the 2020 Plan. Pursuant to the 2020 Plan, the number of shares available for issuance automatically increases annually on the first day of each fiscal year during the period beginning with the fiscal year immediately following the fiscal year during which the 2020 Plan is first approved by our stockholders, and ending on the second day of fiscal year 2030, in an amount equal to the lesser of: (a) 5% of the number of outstanding shares of common stock on such date; and (b) an amount determined by the plan administrator. Any such issuance of additional shares of common stock, preferred stock, or other equity securities:

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

Our Certificate of Incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders

Our Certificate of Incorporation provides, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any our current or former director, officer, employee or agent to us or our stockholders, (c) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our Certificate of Incorporation or our Bylaws, (d) any action or proceeding to interpret, apply, enforce or determine the validity of our Certificate of Incorporation or our Bylaws (including any right, obligation, or remedy thereunder), or (e) any action asserting a claim against us that is governed by the internal affairs doctrine, except for any suit brought to enforce any liability or duty created by the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act or any other claim as to which the federal courts have exclusive jurisdiction. Our Certificate of Incorporation also provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by applicable law, the federal district courts of the United States are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

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

Item 2. Properties

Our corporate headquarters is located in leased office space in Houston, Texas.

Item 3. Legal Proceedings

See Note 14. Commitments and Contingencies in Part II, Item 8. Financial Statements and Supplementary Data for a description of our material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not Applicable.

Information About Our Executive Officers
The executive officers of the Company as of the date of this filing are as follows:

Name	Age	Principal Occupation During the Past Five Years
Christopher Hayes	51
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

Thomas J. Cimino	57
Chief Financial Officer of the Company since December 2025. Prior thereto, Interim Chief Financial Officer of the Company since June 2025. Prior to joining Spruce Power, Mr. Cimino was an independent consultant and provided interim chief financial officer and advisory services across a variety of sectors from April 2024 to June 2025. Prior thereto, Chief Financial Officer – Executive Vice President Finance and Administration of EnfraGen, an international owner, operator and developer of power assets, from January 2021 to January 2024, Chief Financial Officer of Vantage Drilling Company, an international offshore drilling company, from September 2016 to June 2020, and Chief Financial Officer and Controller of AEI Services, an international power infrastructure company from May 2007 to August 2016. Prior to AEI, Mr. Cimino worked at PricewaterhouseCoopers and started his career with KPMG.

Jonathan M. Norling	57
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

Holders

As of March 19, 2026, there were approximately 44 holders of record of our common stock. This figure does not include shareholders whose certificates are held in the name of their broker-dealers or other nominees.
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
The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2025. During the year ended December 31, 2025, the Company repurchased 778,619 shares of common stock under the Repurchase Program in open market transactions at a weighted-average price of $2.33 per share for an aggregate purchase price of $1.8 million, inclusive of transaction costs. As of December 31, 2025, $42.0 million remained available for future share repurchases under the Repurchase Program.
The IRA introduced a 1% excise tax on all stock repurchases effective January 2023. In relation to the Repurchase Program, this excise tax had no material impact on our financial position, results of operations or cash flows as of and for the years ended December 31, 2025 and 2024.
Future share repurchases under our Repurchase Program are subject to the business judgment of our Board of Directors or Management, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, current economic environment and other factors considered relevant. As of December 31, 2025, we had approximately $42 million available under the Repurchase Program. Refer to Item 7,

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Annual Report on Form 10-K for additional information on our share repurchases.
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
Company Overview
We are a leading owner and operator of distributed solar energy assets across the U.S., offering subscription-based services to approximately 84,000 home solar assets and customer contracts, making renewable energy more accessible to everyone. We offer asset management and operating and maintenance services, and are contracted to service approximately 60,000 systems owned by third parties, as well as to our Portfolio, through our Spruce Pro servicing platform. Refer to Item 1, “Business” within this Annual Report for additional information on our corporate history and background.
Operating Highlights
For the years ended December 31, 2025 and 2024, our revenues totaled $111.8 million and $82.1 million, respectively, while our net loss attributable to stockholders was $26.0 million and $70.5 million, respectively. Our 2025 financial performance reflects the full impact of the NJR Acquisition in November 2024, resulting in increased revenues from energy generation and SRECs. 2025 results were also impacted by fluctuations of our interest rate swaps and variations in our operations and maintenance costs. Our 2024 financial performance was impacted by impairment of our goodwill and legal settlements during fiscal year 2024. See the section titled “Results of Operations” in this Annual Report on Form 10-K for more information on our operating results for the years ended December 31, 2025 and 2024.
We focus on several core pillars in our operations and we strive to deliver operational excellence to our clean energy customers and the communities we serve. For the year ended December 31, 2025, our portfolio generated approximately 709 thousand MWh of power, compared to 515 thousand MWh for the year ended December 31, 2024. We prioritize a high level of customer satisfaction through our in-house call centers and customer service support teams. For the year ended December 31, 2025, our customer satisfaction score was 81%. We also execute a growth strategy focused on accretive acquisitions and a capital-light approach, while expanding our existing service offerings through Spruce Pro services. As a result of this strategy, revenues increased 39% for the year ended December 31, 2025 from the year ended December 31, 2024.
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

Capital Investments, Acquisitions and Divestitures
In November 2024, we completed the NJR Acquisition acquiring approximately 9,800 solar energy systems for approximately $132.5 million, pursuant to an asset purchase agreement (the “APA”). The NJR Acquisition was funded by proceeds from the concurrent issuance of the SP5 Facility (defined below) and $22.7 million of our cash. During the year ended December 31, 2025, the Company acquired 200 additional systems for approximately $5.3 million in cash, inclusive of transaction costs of approximately $0.1 million.

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

SP1 Facility Amendment

On March 27, 2026, the Company entered into an amendment (the “SP1 Facility Amendment”) to the SP1 Facility with Silicon Valley Bank (the “SP1 Facility”) which extends the maturity date to October 30, 2026 (the “Amended SP1 Maturity Date”), unless a signed term sheet for a long-term financing is obtained, in which case the Amended SP1 Maturity Date will be January 30, 2027. Under the terms of the SP1 Facility Amendment, the applicable margin is 2.75% per annum from the effective date of the extension to October 30, 2026, and 3.25% per annum until maturity. The SP1 Facility Amendment includes a cross-default provision with the Second Key Bank Credit Agreement.

Reportable Segments

Segment reporting is based on the management approach, following the method Management organizes our reportable segments for which separate financial information is made available to and evaluated regularly by our chief operating decision maker (“CODM”) in allocating resources and in assessing performance. Our CODM is our Chief Executive Officer. Our CODM does not evaluate operating segments using segment asset information. As of December 31, 2025, we have one reportable segment, which constitutes selling electricity to homeowners and providing related services to the homeowners, as well as to third-party owners.

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
Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024

The results of operations related to our Drivetrain and XL Grid businesses, which were determined to be discontinued operations in the fourth quarter of 2022, are presented as net loss from discontinued operations in our consolidated statements of operations.
Information with respect to the consolidated statements of operations for the years ended December 31, 2025 and 2024 are presented below:

	Years Ended December 31,
	2025	2024	$ Change	% Change
(in thousands)
Revenues	$111,812	$82,107	$29,705	36%
Operating expenses:
Cost of revenues - solar energy systems depreciation	29,139	23,377	5,762	25%
Cost of revenues - operations and maintenance	9,764	16,597	(6,833)	(41)%
Selling, general and administrative expenses	55,113	58,889	(3,776)	(6)%
Litigation settlements	1,711	7,384	(5,673)	(77)%
Gain on asset disposal	(1,855)	(2,504)	649	(26)%
Impairment of goodwill	—	28,757	(28,757)	(100)%
Total operating expenses	93,872	132,500	(38,628)	(29)%
Income (Loss) from operations	17,940	(50,393)	68,333	(136)%
Other (income) expense:
Interest income	(20,718)	(22,758)	2,040	(9)%
Interest expense, net	50,918	40,232	10,686	27%
Other expense, net	13,383	2,211	11,172	505%
Net loss from continuing operations	(25,643)	(70,078)	44,435	(63)%
Net (loss) income from discontinued operations	(64)	25	(89)	(356)%
Net loss	(25,707)	(70,053)	44,346	(63)%
Less: Net income attributable to noncontrolling interests	320	436	(116)	(27)%
Net loss attributable to stockholders	$(26,027)	$(70,489)	$44,462	(63)%

Revenues
Revenues increased by $29.7 million, or 36%, to $111.8 million in 2025 as compared to 2024. The increase was primarily due to i) an increase in SREC revenue of $17.0 million related to the NJR Acquisition, ii) $10.4 million of incremental SLA revenue related to the NJR Acquisition, and (iii) $3.1 million increase due to incremental servicing revenues related to contracted services on third-party owned solar energy systems in 2025.
Cost of Revenues — Solar Energy Systems Depreciation

Cost of revenues - solar energy systems depreciation increased by $5.8 million, or 25%, to $29.1 million in 2025 as compared to 2024. The increase in cost of revenue - solar energy systems depreciation was primarily due to incremental depreciation related to the NJR Acquisition in November 2024.
Cost of Revenues — Operations and Maintenance

Cost of revenues - operations and maintenance decreased by $6.8 million, or 41%, to $9.8 million in 2025 as compared to 2024. The decrease in cost of revenue - operations and maintenance was primarily due to cost reductions resulting from certain O&M efficiencies implemented in the second half of 2025, including greater leverage of our asset management platform to streamline third-party vendor management and return material authorization (RMA) processing. In addition, we implemented processes to efficiently manage instances where we needed to initiate a truck roll to maintain or repair systems and managed customer contracts in a more cost-effective manner, both resulting in lower third-party contractor spend. Furthermore, our in-house servicing team is fully operational in New Jersey, where we have a heavy concentration of solar assets. This team is able to handle a majority of service calls in house, further driving down third-party contractor spend.
Selling, General and Administrative
Selling, general and administrative expenses decreased by $3.8 million, or 6%, to $55.1 million in 2025. The decrease was primarily due to $3.1 million decrease in professional service costs due to fewer outstanding legal cases, better utilization of in-house resources, and a decrease in payments to third party consultants. Higher labor costs in the first half of the year were offset in the second half of the year through a reduction in labor force resulting in a net decrease in labor costs for the year.
Litigation Settlements, Net

Litigation settlements, net decreased by $5.7 million, or 77%, to $1.7 million in 2025. The decrease related to 2024 costs associated with settlements of various Legacy XL legal matters. See Note 14. Commitments and Contingencies in Part II, Item 8. Financial Statements and Supplementary Data for a description of our material pending legal proceedings.
Impairment of Goodwill

During the third quarter of 2024, we recorded a full impairment of goodwill totaling $28.8 million resulting from a continuous decline in our stock price and market capitalization.
Interest Income
Interest income of $20.7 million in 2025 relates to $18.1 million of interest income from the SEMTH Master Lease and $2.6 million of interest earned on investments in U.S. Treasury securities. In comparison, interest income of $22.8 million for 2024 relates to $16.8 million of interest income from the SEMTH Master Lease and $6.0 million of interest earned on investments in U.S. Treasury securities.
Interest Expense, Net
Interest expense, net of $50.9 million for 2025 primarily relates to (i) $44.4 million of interest expense, related to the principal amounts of our outstanding non-recourse debt, net of swaps and (ii) $6.5 million related to the amortization of debt discount and deferred financing costs.
In comparison, interest expense, net of $40.2 million for 2024 primarily related to (i)$34.2 million of interest expense related to the principal amounts of our outstanding non-recourse debt, net of swaps and (ii) $6.0 million related to the amortization of debt discount and deferred financing costs.

Interest expense, net was negatively impacted by the fluctuations in the settlements of our interest rate swaps, which we use to convert variable rates on our non-recourse debt into fixed recourse obligations and are subject to interest-rate risk. See Note 8. Interest Rate Swaps in Part II, Item 8. Financial Statements and Supplementary Data for further information on our interest rate swaps.
Other Expense, Net
Other expense, net of $13.4 million for 2025 consists of $12.6 million of unrealized losses from the change in fair value of interest rate swaps, in addition to $0.7 million of other expense, net, while other expense, net of $2.2 million for 2024 primarily consisted of $2.7 million of unrealized losses from the change in fair value of interest rate swaps, partially offset by $0.5 million of other income, net.
Liquidity and Capital Resources
As of December 31, 2025, we had negative working capital of $122.9 million. Our working capital included cash and cash equivalents and restricted cash of $93.1 million. We had net losses attributable to stockholders of $26.0 million and $70.5 million for the years ended December 31, 2025 and 2024, respectively.
Our principal sources of liquidity include cash and cash equivalents and cash flows from operations as well as cash received from investment related to SEMTH Master Lease. We receive cash from certain of our wholly-owned subsidiaries specifically related to the portfolio servicing fees provided for under the relevant servicing agreements between us and the subsidiaries, as well as reimbursement for any expenses we pay on behalf of those subsidiaries, which are allowed under certain agreements related to those subsidiaries. Our cash requirements depend on many factors, including the execution of our business strategy. We may be required to utilize our cash to support certain current and future operations of our wholly owned subsidiaries. We remain focused on carefully managing costs, including capital expenditures, maintaining a strong balance sheet, and ensuring adequate liquidity. Our primary cash needs are debt servicing, acquisition of solar energy portfolios, operating expenses, and working capital to support the growth in our business. Working capital is impacted by the timing and extent of our business needs. See below discussions under “Cash Flows Summary” for the impact of our operations and M&A transactions on our cash balances during the years ended December 31, 2025 and 2024.
As of December 31, 2025, our debt balance was $676.8 million, net of $16.5 million of unamortized fair value adjustment and $2.3 million of unamortized deferred financing costs, all of which is non-recourse project-level debt. See Note 7. Non-Recourse Debt. Our debt consists of four senior debt facilities and two subordinate facilities, of which the earliest maturity date is October 30, 2026. For additional information on our debt, refer to Note 7. Non-Recourse Debt included within the accompanying audited consolidated financial statements.
The accompanying audited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) assuming the Company will continue as a going concern.

The Company’s debt obligations under the SP1 Facility are non-recourse to the Company (see Note 7. Non-Recourse Debt included within the accompanying audited consolidated financial statements). On March 27, 2026, the Company entered into the SP1 Facility Amendment to extend the maturity of this facility to October 30, 2026 (the “Amended SP1 Maturity Date”), unless a signed term sheet for a long-term financing is obtained, in which case the extended maturity date will be January 30, 2027. Because (i) the Amended SP1 Maturity Date is within twelve months from the date the accompanying audited consolidated financial statements are issued, (ii) the Company has not yet entered into a commitment to refinance the SP1 Facility, (iii) the Company has determined that it is unlikely to have sufficient cash on hand or proceeds from currently available liquidity sources to satisfy the SP1 Facility at the Amended SP1 Maturity Date (iv) the Company had negative working capital of $122.9 million as of December 31, 2025 solely due to the current maturity of the SP1 Facility at that date, and (v) the Company has experienced recurring net losses and negative cash flows from operations for the year ended December 31, 2025, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company plans to refinance the SP1 Facility prior to the Amended SP1 Maturity Date consistent with the Company’s historical financing strategy for investing in solar assets on a leveraged basis. The Company has commenced preliminary discussions with potential lenders, which are currently being reviewed by management. The Company’s management believes that such refinancing will be completed prior to the Amended SP1 Maturity Date. However, the Company can offer no assurances it will be able to obtain financing at acceptable terms or at all. Therefore, the Company has concluded that there is substantial doubt about its ability to continue as a going concern. Should the Company be unsuccessful in refinancing the SP1 Facility, this could result in a foreclosure of collateral and negatively impact operations. Further, an event of default on the SP1 Facility, if not cured in the permittable time allowed under the agreement, would result in a cross default on the Second Key Bank Credit Agreement, which is also non-recourse.

Cash Flows Summary
Presented below is a summary of our operating, investing and financing cash flows:

	Years Ended December 31,
(Amounts in thousands)	2025	2024
Net cash provided by (used in)
Continuing operating activities	$(3,405)	$(41,686)
Discontinued operating activities	(125)	(125)
Continuing investing activities	24,780	(101,412)
Continuing financing activities	(37,253)	79,349
Discontinued financing activities	—	81
Net change in cash and cash equivalents and restricted cash	$(16,003)	$(63,793)
Cash Flows Used in Operating Activities
Operating cash inflows include cash from the sale of solar energy power generated by our home solar energy systems and the servicing of long-term agreements for other institutional owners of home solar energy systems. These operating cash inflows are primarily offset by operating expenses and interest payments on our outstanding debt. The related cash flows for Drivetrain and XL Grid businesses are reflected as discontinued operating activities for the years presented.
The net cash used in continuing operating activities improved by $38.3 million in 2025 compared to 2024 primarily due to increased revenue and decreased operating expenses as a result of O&M efficiencies in 2025.
Cash Flows Provided by (Used in) Investing Activities
The net cash provided by continuing investing activities in 2025 was $24.8 million, which primarily relates to $24.7 million of proceeds from our investments under the SEMTH Master Lease and $5.6 million of proceeds from the sale of certain solar energy systems, partially offset by $5.3 million of net cash paid for incremental tranches purchased in 2025 related to the NJR Acquisition.
The net cash used in continuing investing activities in 2024 was $101.4 million, which primarily relates to $132.8 million of net cash paid for the NJR Acquisition in 2024, partially offset by $25.6 million of proceeds from our investments under the SEMTH Master Lease, and $6.1 million of proceeds from the sale of certain solar energy systems.
Cash Flows Provided by (Used in) Financing Activities
The net cash used in continuing financing activities in 2025 was $37.3 million, which primarily relates to $35.1 million for the repayment of non-recourse long-term debt, and $1.8 million related to shares repurchased under our Repurchase Program.
The net cash provided by continuing financing activities in 2024 was $79.3 million, which primarily relates to $239.8 million of proceeds from the issuance of non-recourse long-term debt under the SET and SP5 Facilities in 2024, partially offset by $155.9 million for the repayment of non-recourse long-term debt, including the full repayment of $125.0 million for the SP4 Facility, and $3.4 million of payments for related deferred financing costs.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. Preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our most critical accounting policies and estimates are those most important to the portrayal of its financial condition and results of operations and which require us to make our most difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Although Management believes that its estimates and assumptions are reasonable, they are based on information available when they are made and, therefore, may differ from estimates made under different assumptions or conditions. We have identified the following as the most critical accounting policies and judgments.

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

Solar renewable energy credit revenues

We enter into contracts with third parties to sell SRECs generated by the solar energy systems for fixed prices. Certain contracts that meet the definition of a derivative may be exempted as normal purchase or normal sales transactions (“NPNS”). NPNS are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Certain SREC contracts meet these requirements and are designated as NPNS contracts. Such SRECs are exempted from the derivative accounting and reporting requirements, and we recognize revenues in accordance with ASC 606. We recognize revenue for SRECs based on pricing predetermined within the respective contracts at a point in time when the SRECs are transferred. As SRECs can be sold separate from the actual electricity generated by the renewable-based generation source, we account for the SRECs it generates from its solar energy systems as governmental incentives and do not consider those SRECs output of the underlying solar energy systems. We classify these SRECs as inventory held until sold and delivered to third parties. As we did not incur costs to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of December 31, 2025 and December 31, 2024.

Investment related to SEMTH master lease agreement and interest income
We account for our investment related to the SEMTH master lease agreement in accordance with ASC 325-40, Investments—Other—Beneficial Interests in Securitized Financial Assets. We recognize accretable yield as interest income over the life of the related beneficial interest using the effective yield method, which is reflected within interest income in our consolidated statements of operations. On a recurring basis, we evaluate changes in the cash flows expected to be collected from the cash flows previously projected, and when favorable or adverse changes are deemed other than temporary, we prospectively update our expected cash flows accordingly. Assumptions used in the development of the expected cash flows include expected cash inflows related to the market utility rates in the states where these solar assets are located, estimated production, and expected cash outflows associated with operating and maintenance of these solar assets.
Impairment of long-lived assets
We review long-lived assets, such as property and equipment, and intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. We group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value. There were no long-lived asset impairment charges during the years ended December 31, 2025 and 2024.

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
A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. We have provided valuation allowances as of December 31, 2025 and 2024 aggregating $96.7 million and $100.0 million, respectively, against such assets based on our assessment of past operating results, estimates of future taxable income and the feasibility of tax planning strategies. Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in income taxes that could be material.

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

As of December 31, 2025 and 2024, our investments in Volta Solar Owner II, LLC and ORE F4 HoldCo, LLC (collectively, the “Funds”) were each determined to be a VIE upon investment.

We considered the provisions within the contractual arrangements that grant us power to manage and make decisions that affect the operation of the VIEs, including determining the solar energy systems contributed to the VIEs, and the operation and maintenance of the solar energy systems. We consider the rights granted to the other investors under the contractual arrangements to be more protective in nature rather than substantive participating rights. As such, we were determined to be the primary beneficiary, and the assets, liabilities and activities of the Funds (before any ceased being a VIE) were consolidated by us. The distribution rights and priorities for the Funds (before any ceased being a VIE) as set forth in their respective operating agreements differ from the underlying percentage ownership interests of the members. As a result, we allocate income or loss to the noncontrolling interest holders of the Funds (before any ceased being a VIE) utilizing the hypothetical liquidation of book value (“HLBV”) method, in which income or loss is allocated based on the change in each member's claim on the net assets at the end of each reporting period, adjusted for any distributions or contributions made during such periods. The HLBV method is commonly applied to investments where cash distribution percentages vary at different points in time and are not directly linked to an equity member's ownership percentage.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Spruce Power Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Spruce Power Holding Corporation (the “Company”) as of December 31, 2025, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as o December 31, 2025, and the results of their operations and their cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2024 consolidated financial statements to retrospectively adjust the prior year segment information to conform with the current year segment information as described in Notes 2 and Note 20. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2024 consolidated financial statements taken as a whole.

Substantial Doubt about the Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, (i) the Company has debt with a maturity date of less than one year from the date these consolidated financial statements are issued and has determined that it is unlikely to have sufficient cash on hand or proceeds from currently available liquidity sources to repay the debt and (ii) the Company has experienced recurring net losses and negative cash flows from operations for the year ended December 31, 2025. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We have determined that there are no critical audit matters.

/s/ CohnReznick, LLP
New York, New York
March 31, 2025

We have served as the Company’s auditor since 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Spruce Power Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spruce Power Holding Corporation (the "Company") as of December 31, 2024, the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte and Touche, LLP
Houston, TX
March 31, 2025

We began serving as the Company's auditor in 2023. In 2025 we became the predecessor auditor.

Spruce Power Holding Corporation
Consolidated Balance Sheets

	As of December 31,
(In thousands, except share and per share amounts)	2025	2024
Assets
Current assets
Cash and cash equivalents	$54,842	$72,802
Restricted cash	38,303	36,346
Accounts receivable, net of allowance of $0.8 million and $0.8 million as of December 31, 2025 and 2024, respectively	15,748	15,010
Interest rate swap assets, current	3,791	6,258
Prepaid expenses and other current assets	3,189	6,014
Total current assets	115,873	136,430
Investment related to SEMTH master lease agreement	132,843	136,942
Property and equipment, net	561,388	589,014
Interest rate swap assets, non-current	9,990	18,414
Intangible assets, net	7,830	8,957
Deferred rent assets	4,872	3,717
Right-of-use assets, net	4,208	4,750
Other assets	269	255
Total assets [1]	$837,273	$898,479
Liabilities, stockholders’ equity and noncontrolling interests
Current liabilities
Accounts payable	$1,916	$987
Non-recourse debt, current	213,826	28,310
Accrued expenses and other current liabilities	20,308	28,125
Deferred revenue, current	1,210	1,194
Lease liability, current	945	892
Interest rate swap liabilities, current	545	—
Current liabilities of discontinued operations	12	61
Total current liabilities	238,762	59,569
Non-recourse debt, non-current	462,942	677,021
Deferred revenue, non-current	3,831	2,790
Lease liability, non-current	4,181	4,848
Unfavorable solar renewable energy agreements, net	779	4,134
Interest rate swap liabilities, non-current	1,633	385
Other long-term liabilities	3,865	3,540
Long-term liabilities of discontinued operations	28	40
Total liabilities [2]	716,021	752,327
Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.0001 par value; 350,000,000 shares authorized at December 31, 2025 and 2024; 20,041,252 and 18,170,425 shares issued and outstanding at December 31, 2025, respectively, and 19,403,262 and 18,311,054 issued and outstanding at December 31, 2024, respectively	2	2
Additional paid-in capital	481,327	478,366
Accumulated deficit	(354,404)	(328,377)

Treasury stock at cost, 1,870,827 shares and 1,092,208 at December 31, 2025 and 2024, respectively	(8,095)	(6,277)
Noncontrolling interests	2,422	2,438
Total equity	121,252	146,152
Total liabilities, stockholders’ equity and noncontrolling interests	$837,273	$898,479
See Notes to Consolidated Financial Statements.
(1) The company’s consolidated assets include $35.1 million of assets from consolidated variable interest entities (“VIEs”) as of December 31, 2025 that can only be used to settle obligations of VIEs, see Note 13 Noncontrolling Interests.
(2) The company’s consolidated liabilities include $2.0 million of liabilities from consolidated variable interest entities (“VIEs”) as of December 31, 2025, for which creditors do not have recourse to the general credit of the Company, see Note 13 Noncontrolling Interests.

Spruce Power Holding Corporation
Consolidated Statements of Operations

	Years Ended December 31,
(In thousands, except per share and share amounts)	2025	2024

Revenues	$111,812	$82,107
Operating expenses:
Cost of revenues - solar energy systems depreciation	29,139	23,377
Cost of revenues - operations and maintenance	9,764	16,597
Selling, general and administrative expenses	55,113	58,889
Litigation settlements	1,711	7,384
Gain on asset disposal, net	(1,855)	(2,504)
Impairment of goodwill	—	28,757
Total operating expenses	93,872	132,500
Income (loss) from operations	17,940	(50,393)
Other (income) expense:
Interest income	(20,718)	(22,758)
Interest expense, net	50,918	40,232
Change in fair value of warrant liabilities	—	(17)
Change in fair value of interest rate swaps	12,684	2,753
Other expense (income)	699	(525)
Net loss from continuing operations	(25,643)	(70,078)
Net income (loss) from discontinued operations	(64)	25
Net loss	(25,707)	(70,053)
Less: Net income attributable to noncontrolling interests	320	436
Net loss attributable to stockholders	$(26,027)	$(70,489)
Net loss from continuing operations per share, basic and diluted	$(1.42)	$(3.79)
Net income (loss) from discontinued operations per share, basic and diluted	$—	$—
Net loss attributable to stockholders per share, basic and diluted	$(1.44)	$(3.82)
Weighted-average shares outstanding, basic and diluted	18,068,059	18,470,926

See Notes to Consolidated Financial Statements.

Spruce Power Holding Corporation
Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended December 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
(In thousands, except share data)	Shares	Amount			Shares	Amount
Balance at December 31, 2024	19,403,262	$2	$478,366	$(328,377)	1,092,208	$(6,277)	$2,438	$146,152
Exercise of stock options	—	—	—	—	—	—	—	—
Issuance of restricted stock	637,990	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	778,619	(1,818)	—	(1,818)
Stock-based compensation expense, net	—	—	2,961	—	—	—	—	2,961
Net income (loss)	—	—	—	(26,027)	—	—	320	(25,707)
Capital distributions to noncontrolling interests	—	—	—	—	—	—	(336)	(336)
Balance at December 31, 2025	20,041,252	$2	$481,327	$(354,404)	1,870,827	$(8,095)	$2,422	$121,252

	Year Ended December 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
(In thousands, except share data)	Shares	Amount			Shares	Amount
Balance at December 31, 2023	19,093,186	$2	$475,654	$(257,888)	800,650	$(5,424)	$2,325	$214,669
Issuance of restricted stock	310,076	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	291,558	(853)	—	(853)
Stock-based compensation expense, net	—	—	2,712	—	—	—	—	2,712
Net income (loss)	—	—	—	(70,489)	—	—	436	(70,053)
Capital distributions to noncontrolling interests	—	—	—	—	—	—	(323)	(323)
Balance at December 31, 2024	19,403,262	$2	$478,366	$(328,377)	1,092,208	$(6,277)	$2,438	$146,152
See Notes to Consolidated Financial Statements.

Spruce Power Holding Corporation
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2025	2024

Operating activities:
Net loss	$(25,707)	$(70,053)
Add back: Net loss (income) from discontinued operations	64	(25)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation, net	2,961	2,712
Bad debt expense	1,301	1,386
Amortization of deferred revenue	(317)	(1,193)
Depreciation and amortization expense	30,191	24,381
Amortization related to unfavorable solar renewable energy agreements	(2,993)	(3,097)
Impairment of goodwill	—	28,757
Accretion expense	328	236
Change in fair value of interest rate swaps	12,684	2,753
Change in fair value of warrant liabilities	—	(17)
Interest income related to SEMTH master lease agreement	(18,085)	(16,823)
Gain on disposal of assets	(1,855)	(2,504)
Change in operating right-of-use assets and lease liability	(72)	26
Amortization of debt discount and deferred financing costs	6,536	6,026
Changes in operating assets and liabilities:
Accounts receivable, net	(2,040)	(3,490)
Deferred rent assets	(1,155)	(1,263)
Prepaid expenses and other current assets	2,825	3,707
Other assets	(13)	2
Accounts payable	929	(133)
Accrued expenses and other current liabilities	(10,361)	(15,571)
Other long-term liabilities	—	(9)
Deferred revenue	1,374	2,506
Net cash used in continuing operating activities	(3,405)	(41,686)
Net cash used in discontinued operating activities	(125)	(125)
Net cash used in operating activities	(3,530)	(41,811)
Investing activities:
Proceeds from sale of solar energy systems	5,609	6,091
Proceeds from investment related to SEMTH master lease agreement	24,726	25,614
Cash paid for acquisitions	(5,334)	(132,763)
Purchases of other property and equipment	(221)	(354)
Net cash provided by (used in) continuing investing activities	24,780	(101,412)
Financing activities:
Proceeds from issuance of non-recourse debt	—	239,842
Payment of deferred financing costs	—	(3,374)
Repayments of non-recourse debt	(35,099)	(155,943)
Share repurchases	(1,818)	(853)

Capital distributions to noncontrolling interests	(336)	(323)
Net cash provided by (used in) continuing financing activities	(37,253)	79,349
Net cash provided by discontinued financing activities	—	81
Net cash provided by (used in) financing activities	(37,253)	79,430
Net change in cash and cash equivalents and restricted cash:	(16,003)	(63,793)
Cash and cash equivalents and restricted cash, beginning of period	109,148	172,941
Cash and cash equivalents and restricted cash, end of period	$93,145	$109,148
Supplemental disclosure of cash flow information:
Cash paid for interest	$42,978	$35,060
Supplemental disclosure of noncash investing and financing information:
Right-of-use asset obtained in exchange for lease liability	$307	$—

See Notes to Consolidated Financial Statements.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Note 1. Organization and Description of Business

Description of Business

Spruce Power Holding Corporation and its subsidiaries (“Spruce Power” or the “Company”) is a leading owner and operator of distributed solar energy assets across the United States (the “U.S.”), offering subscription-based services to approximately 84,000 home solar assets and customer contracts, making renewable energy more accessible to everyone. The Company is engaged in the ownership and maintenance of home solar energy systems for homeowners in the U.S.

The Company’s primary customers are homeowners and its core solar service offerings to these customers generate revenues primarily through (i) both the lease of, and the sale of electricity generated by its home solar energy systems to homeowners pursuant to long-term Customer Agreements as defined below, which require the homeowners to make recurring monthly payments, (ii) third party contracts to sell solar renewable energy credits (“SRECs”) generated by the Company’s home solar energy systems for contracted prices, and (iii) the servicing of third-party owned solar energy systems through the Company’s Spruce Pro servicing platform, which is contracted to offer portfolio managed services to third party owners, as well as to the Company’s portfolio of home solar energy systems (the “Portfolio”). These portfolio managed services offered include (a) billing and collections/asset recovery, (b) account support services, (c) financial asset management, (d) homeowner support and servicing technology, (e) asset operations, and (f) transaction and execution services related to SRECs.

In addition to the Company’s core solar service offerings, the Company generates cash flows and earns interest income from customer contracts related to the SEMTH Master Lease, defined below.
The Company holds subsidiary fund companies, defined below as the Funds, that own and operate the Company’s portfolio of home solar energy systems, which are subject to solar lease agreements (“SLAs”) and power purchase agreements (“PPAs”, together with the SLAs, “Customer Agreements”) with residential customers who benefit from the production of electricity generated by the Company’s Portfolio, which may qualify for subsidies, renewable energy credits and other incentives as provided by the federal government and various states and local agencies. These benefits have generally been retained by the Company's subsidiaries that own the systems, with the exception of the investment tax credit (“ITCs”) under Section 48 of the Internal Revenue Code, as amended, (the “IRC”), which were generally passed through to the various financing partners of the solar energy systems.
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

In the fourth quarter of 2024, the Company completed the acquisition of a residential solar portfolio consisting of approximately 9,800 home solar assets and customer contracts, with an average remaining contract life of approximately 10 years, from a publicly traded energy services company (the “NJR Acquisition”). During the year ended December 31, 2025, the Company acquired 200 additional systems for approximately $5.3 million in cash, inclusive of transaction costs of approximately $0.1 million.

With the completion of the NJR Acquisition, the Company has, in the aggregate, 14 portfolios of rooftop solar Customer Agreements. In the aggregate, as of December 31, 2025, the Company offered subscription-based services and owned the cash flows from approximately 84,000 home solar assets and customer contracts.

Going Concern

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) assuming the Company will continue as a going concern.

The Company’s debt obligations under the SP1 Facility are non-recourse to the Company (see Note 7. Non-Recourse Debt included within the accompanying audited consolidated financial statements). On March 27, 2026, the Company entered into the SP1 Facility Amendment to extend the maturity of this facility to October 30, 2026 (the “Amended SP1 Maturity Date”), unless a signed term sheet for a long-term financing is obtained, in which case the extended maturity date will be January 30, 2027, see Note 7. Because (i) the Amended SP1 Maturity Date is within twelve months from the date the accompanying audited consolidated financial statements are issued, (ii) the Company has not yet entered into a commitment to refinance the SP1 Facility, (iii) the Company has determined that it is unlikely to have sufficient cash on hand or proceeds from currently available liquidity sources to satisfy the SP1 Facility at the Amended SP1 Maturity Date (iv) the Company had negative working capital of $122.9 million as of December 31, 2025 solely due to the current maturity of the SP1 Facility at that date, and (v) the Company has experienced recurring net losses and negative cash flows from operations for the year ended December 31, 2025, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company plans to refinance the SP1 Facility prior to the Amended SP1 Maturity Date consistent with the Company’s historical financing strategy for investing in solar assets on a leveraged basis. The Company has commenced preliminary discussions with potential lenders, which are currently being reviewed by management. The Company’s management believes that such refinancing will be completed prior to the Amended SP1 Maturity Date. However, the Company can offer no assurances it will be able to obtain financing at acceptable terms or at all. Therefore, the Company has concluded that there is substantial doubt about its ability to continue as a going concern. Should the Company be unsuccessful in refinancing the SP1 Facility, this could result in a foreclosure of collateral and negatively impact operations. Further, an event of default on the SP1 Facility, if not cured in the permittable time allowed under the agreement, would result in a cross default on the Second Key Bank Credit Agreement, which is also non-recourse.

Note 2. Summary of Significant Accounting Policies
Basis of consolidated financial statement presentation

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of its wholly owned subsidiaries and variable interest entities (“VIEs”), for which the Company was the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the Company’s presentation as of and for the year ended December 31, 2025 and such reclassifications had no effect on the Company’s previously reported financial position, results of operations, or cash flows.
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of income and expenses during the reporting period. The Company’s most significant estimates and judgments involve (i) valuation allowance on deferred income taxes, (ii) valuation of stock-based compensation, (iii) the useful lives of certain assets and liabilities, including property and equipment, and intangible assets, (iv) the allowance for credit losses, (v) asset retirement obligations, (vi) relative fair value of asset acquisitions,
(vii) the fair value estimates of long-lived assets in impairment analysis, (viii) valuation models used in determining future principal debt amortization on certain credit facilities, (ix) future cash flows for the SEMTH master lease agreement, and (x) fair value of interest rate swaps. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements. Further description of these estimates is included within the remainder of Note 2.
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

The Company’s initial investments in Volta Solar Owner II, LLC and ORE F4 HoldCo, LLC (collectively, the “Funds”) were determined to be VIEs and remained as such as of December 31, 2025 and 2024.

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

Noncontrolling interests

The distribution rights and priorities for the Funds (before any ceased being a VIE) as set forth in their respective operating agreements differ from the underlying percentage ownership interests of the members. As a result, the Company allocates income or loss to the noncontrolling interest holders of the Funds (before any ceased being a VIE) utilizing the hypothetical liquidation of book value (“HLBV”) method, in which income or loss is allocated based on the change in each member's claim on the net assets at the end of each reporting period, adjusted for any distributions or contributions made during such periods. The HLBV method is commonly applied to investments where cash distribution percentages vary at different points in time and are not directly linked to an equity member's ownership percentage.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents include cash held in banks, and money market accounts. Cash equivalents are carried at cost, which approximates fair value due to their short-term nature. The Company’s cash and cash equivalents are placed with large financial institutions, and at times exceed federally insured limits. To date, the Company has not experienced any credit loss relating to its cash and cash equivalents.
Concentration of credit risks and revenue
Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. At times, the Company may hold cash balances at a single bank in excess of the Federal Deposit Insurance Corporation deposit insurance limit of $250,000. At December 31, 2025 and 2024, the Company had cash in excess of the federal deposit insurance limit. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as most of the balances are invested in treasury bills, which are government backed securities.
As of and for the year ended December 31, 2025, the Company had one customer receivable balance related to solar renewable energy credits that represented 41% of the Company’s accounts receivable balances and 11% of total revenue.
As of and for the year ended December 31, 2024, the Company had no customers that represented at least 10% of the Company’s revenues or its accounts receivable balances.

Restricted cash

Restricted cash held at December 31, 2025 and 2024 of $38.3 million and $36.3 million, respectively, primarily consists of cash that is subject to restriction due to provisions in the Company's financing agreements and the operating agreements of the Funds. The carrying amount reported in the consolidated balance sheets for restricted cash approximates its fair value.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reflected on the consolidated balance sheets to the total amounts shown within the consolidated statements of cash flows for each year:

	As of December 31,
(Amounts in thousands)	2025	2024
Cash and cash equivalents	$54,842	$72,802
Restricted cash	38,303	36,346
Total cash, cash equivalents and restricted cash	$93,145	$109,148

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Accounts receivable, net
Accounts receivable primarily represent amounts due from the Company’s customers. Accounts receivable is recorded net of allowance for expected credit losses in accordance with the current expected credit losses standard, which is determined by the Company’s assessment of the collectability of customer accounts based on the best available data at the time of the assessment. As of December 31, 2023, the accounts receivable, net balance was $9.2 million. Management reviews the allowance by considering factors such as historical experience, contractual term, aging category and current economic conditions that may affect customers. The following table presents the changes in the allowance for credit losses recorded against accounts receivable, net on the consolidated balance sheets:

	As of December 31,
(Amounts in thousands)	2025	2024
Balance at the beginning of the period	$757	$1,693
Write-off of uncollectible accounts	(1,268)	(2,322)
Provision for current expected credit losses	1,301	1,386
Balance at the end of the period	$790	$757
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
Prepaid expenses and other current assets
Prepaid expenses and other current assets include prepaid insurance and supplies, which are expected to be recognized or realized within the next 12 months.
Investment related to SEMTH master lease agreement and interest income
The Company accounts for its investment related to the SEMTH master lease agreement in accordance with Accounting Standards Codification (“ASC”) 325-40, Investments—Other—Beneficial Interests in Securitized Financial Assets. The SEMTH master lease agreement includes 20 year use rights to customer payment streams of approximately 22,500 home SLAs and PPAs. The Company recognizes accretable yield as interest income over the life of the related beneficial interest using the effective yield method, which is reflected within interest income in the consolidated statements of operations in the amount of $18.1 million and $16.8 million for the years ended December 31, 2025 and 2024, respectively. On a recurring basis, the Company evaluates changes in the cash flows expected to be collected from the cash flows previously projected, and when favorable or adverse changes are deemed other than temporary, the Company prospectively updates its expectation of cash flows to be collected, which may impact the allowance for credit losses if the cash flow change is unfavorable, and recalculates the amount of accretable yield for the related beneficial interest. Assumptions used in the development of the expected cash flows include expected cash inflows related to the market utility rates in the states where these solar assets are located and expected cash outflows associated with operating and maintenance of these solar assets.
Property and equipment, net
Property and equipment, net consists of solar energy systems and other property and equipment.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Solar energy systems, net

Solar energy systems, net consists of home solar energy systems which are subject to long-term Customer Agreements and asset retirement costs (“ARC”). Solar energy systems are recorded at their relative fair value upon acquisition, while ARCs are capitalized as part of the carrying amount of the solar energy systems and depreciated over the remaining useful life. Subsequently, any impairment charges that may arise are recognized and the impairment loss reduces the carrying amount of the asset to its recoverable amount. For all acquired systems, the Company calculates depreciation using the straight-line method over the remaining useful life as of the acquisition date based on a 30-year useful life from the date the asset was placed in service. When a solar energy system is sold or otherwise disposed of, a gain (or loss) is recognized for the amount of cash received in excess of the net book value of the solar energy system (or vice versa), at which time the related solar energy system is removed from the consolidated balance sheets.
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
Impairment of long-lived assets
The Company reviews long-lived assets, such as property and equipment and intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. The Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluates the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value. There were no long-lived asset impairment charges during the years ended December 31, 2025 and 2024.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
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
The Company recognizes lease right-of-use (“ROU”) assets and lease liabilities for operating and finance leases with initial terms greater than 12 months. ROU assets represent the Company’s right to use an asset for the lease term, while lease liabilities represent the Company’s obligation to make the related lease payments. The ROU assets for all leases are recognized based on the present value of fixed lease payments over the lease term at the lease commencement date. The lease liabilities of all leases are calculated as the present value of fixed payments not yet paid at the measurement date, however subsequent to the measurement date, the lease liabilities are presented at amortized cost using the effective interest method.
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
Asset retirement obligations
Asset retirement obligations (“ARO”) can arise from contractual or regulatory requirements to perform certain asset retirement activities at the time the solar energy systems are to be disposed. The Company recognizes AROs at the point an obligating event takes place. The liability is initially measured at fair value based on the present value of estimated removal costs and subsequently adjusted for changes in the underlying assumptions and accretion expense. The corresponding ARCs are considered retired when permanently taken out of service, such as, through a sale or disposal. The Company may revise the ARO based on actual experiences, changes in certain customer-specific estimates and other cost estimate changes. If there are changes in estimated future costs, those changes will be recorded as either a reduction or addition in the carrying amount of the remaining unamortized ARC and the ARO will either increase or decrease in depreciation and accretion expense amounts prospectively. Inherent in the calculation of the fair value of AROs are numerous assumptions and judgments, including the ultimate probability-weighted settlement amounts, inflation factors, credit adjusted discount rates, and timing of settlement. The following is a roll forward of the Company’s ARO:

	Years Ended December 31,
(Amounts in thousands)	2025	2024
Balance at the beginning of the period	$3,536	$3,033
Additions	—	267
Accretion expense	328	236
Balance at the end of the period	$3,864	$3,536

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

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
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

The Company accrued the estimated cost of product warranties for unclaimed charges based on historical experiences and expected results. Should product failure rates and material usage costs differ from these factors, estimated revisions to the estimated warranty liability will be required. The Company periodically assesses the adequacy of its recorded product warranty liabilities and adjusts the balances as required. Warranty expense is recorded as a component of discontinued operations in the consolidated statements of operations. With the Company’s exit from the Drivetrain business and the subsequent sale of World Energy, the Company will not enter into any additional warranty obligations and the existing warranty obligation expired in 2025.

The following is a roll forward of the Company’s accrued warranty liability:

	As of December 31,
(Amounts in thousands)	2025	2024
Balance at the beginning of the period	$216	$602
Warranty fulfillment charges	(216)	(386)
Balance at the end of the period	$—	$216

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
The following table presents the detail of the Company’s revenues as reflected within the consolidated statements of operations for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
(Amounts in thousands)	2025	2024
PPA revenues	$37,969	$38,391
SLA revenues	39,915	28,978
Solar renewable energy credit revenues	21,358	7,205
Performance-based incentives	2,145	425
Servicing revenues	3,803	778
Intangibles amortization, unfavorable solar renewable energy revenue agreements	2,993	3,097
Other revenue	3,629	3,233
Total	$111,812	$82,107
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

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
•SLA revenues - The Company has SLAs, which do not meet the definition of a lease under ASC 842, Leases, and are accounted for as contracts with customers under ASC 606. Revenue is recognized on a straight-line basis over the contract term as the obligation to provide continuous access to the solar energy system is satisfied. The amount of revenue recognized may not equal customer cash payments due to the performance obligation being satisfied ahead of cash receipt or evenly as continuous access to the solar energy system has been provided. The differences between revenue recognition and cash payments received are reflected as deferred rent assets on the consolidated balance sheets. As of December 31, 2023, the deferred rent assets balance was $2.5 million. Certain SLAs contain provisions to provide customers a performance guarantee that each solar energy system will achieve certain specified minimum solar energy production output. If the solar energy system does not produce the guaranteed production amount, the Company is obligated to pay a performance guarantee calculated as the product of (a) the shortfall production amount and (b) guaranteed rate per kWh as defined in the SLA.

Solar renewable energy credit revenues

The Company enters into contracts with third parties to sell SRECs generated by the solar energy systems for fixed prices. Certain contracts that meet the definition of a derivative may be exempted as normal purchase or normal sales transactions (“NPNS”). NPNS are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Certain SREC contracts meet these requirements and are designated as NPNS contracts. Such SRECs are exempted from the derivative accounting and reporting requirements, and the Company recognizes revenues in accordance with ASC 606. The Company recognizes revenue for SRECs based on pricing predetermined within the respective contracts at a point in time when the SRECs are transferred. As SRECs can be sold separate from the actual electricity generated by the renewable-based generation source, the Company accounts for the SRECs it generates from its solar energy systems as governmental incentives and does not consider those SRECs output of the underlying solar energy systems. The Company classifies these SRECs as inventory held until sold and delivered to third parties. As the Company did not incur costs to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of December 31, 2025 and 2024.

Performance-based incentives

The Company participates in residential solar investment programs, which offer a performance-based incentive (“PBI”) for certain of its solar energy systems that are associated with the programs (“eligible systems”). PBIs are accounted for under ASC 606 and are earned based upon the actual electricity produced by the eligible systems.

Servicing revenues

The Company earns operating and maintenance revenue from third-party solar fund customers at pre-determined rates for various operating and maintenance and asset management services as specified in Maintenance Service Agreements (“MSAs”). The MSAs contain multiple performance obligations, including routine maintenance, nonroutine maintenance, renewable energy certificate management, inventory management, delinquent account collections, expense reimbursements and customer account management.

Other revenue

Other revenue relates to revenue generating activities that do not fall into the Company’s primary revenue categories discussed above, including uniform commercial code revenues, other fees charged to the Company’s customers pursuant to the Company’s long-term Customer Agreements and servicing contracts, and other miscellaneous revenue and income.

Deferred revenue

Deferred revenue consists of amounts for which the criteria for revenue recognition have not yet been met and includes prepayments received for unfulfilled performance obligations that will be recognized on a straight-line basis over the remaining term of the respective customer agreements. Deferred revenue, in the aggregate, as of December 31, 2025 and 2024 was $5.0 million and $4.0 million, respectively. As of December 31, 2023, the Deferred Revenue balance was $2.7 million. During the years ended December 31, 2025 and 2024, the Company recognized revenues of $0.3 million and $0.2 million related to deferred revenue as of December 31, 2024 and 2023, respectively.

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
Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. For the years ended December 31, 2025 and 2024, there were no uncertain tax positions taken or expected to be taken in the Company’s tax returns.
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

There has historically been no federal or state provision for income taxes since the Company has historically incurred net operating losses and maintains a full valuation allowance against its net deferred tax assets. For the years ended December 31, 2025 and 2024, the Company recognized no provision for income taxes, consistent with its losses incurred and the valuation allowance against its deferred tax assets. As a result, the Company's effective income tax rate was 0% for the years ended December 31, 2025 and 2024.

On July 4, 2025, the One Big Beautiful Bill was enacted (“OBBBA”), introducing significant and wide-ranging changes to the U.S. federal tax system. Significant components include permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, the restoration of favorable tax treatment for certain business provisions, and accelerated phase outs to the Inflation Reduction Act energy tax credits. We continue to assess any potential impact to our Consolidated Financial Statements but for fiscal year 2025, OBBBA did not have a material impact.

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

Segment reporting

Segment reporting is based on the management approach, following the method that management organizes the Company’s reportable segments for which separate financial information is made available to, and evaluated regularly by, the Company’s chief operating decision maker (“CODM”) in allocating resources and in assessing performance. The Company is organized and managed as a single operating and reportable segment, on a consolidated basis, which engages in the sole business of providing solar energy and related services to its customers, and as of December 31, 2025 and 2024, the Company had one operating and reportable segment. The CEO is provided on a quarterly basis with the Company’s consolidated segment expenses for the year ended 2024, which the CEO utilizes to assess the Company’s performance and for making decisions about resource allocation. For the year ended December 31, 2025, the information being provided to the CEO is at a lower level of aggregation as a result the Company has recast the prior period. See Note 20. Segment Information for further information.
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
SEC Climate Disclosure Rule
In March 2024, the SEC issued final rules requiring public entities to disclose certain climate-related information in their registration statements and annual reports. The rules will be effective for non-accelerated filers and smaller reporting companies commencing with the fiscal year beginning on or after January 1, 2027. In April 2024, the SEC issued an administrative stay of the implementation of these rules, pending judicial review. In February 2025, the SEC issued a request that the U.S. Court of Appeals for the Eighth Circuit not schedule the case for oral argument in order to allow time for the SEC to determine next steps in light of certain changes. In March 2025, the SEC voted to end its defense of the rules requiring disclosure of climate-related risks and greenhouse gas emissions. As such, the Company is no longer evaluating the impact of the final rules on its consolidated financial statements and disclosures.
Recent Accounting Pronouncements Adopted

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures, (“ASU 2023-07”), which requires enhanced disclosures for reportable segments, primarily in relation to significant segment expenses, even in the event an entity has a single reportable segment in accordance with Topic 280. ASU 2023-07 was effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU as of December 31, 2024 and has retrospectively applied its requirements to all prior periods based on the significant segment expense categories identified and disclosed in its consolidated financial statements in the period of adoption. See Note 20. Segment Information.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, (“ASU 2023-09”). The ASU enhances the transparency and decision usefulness of income tax disclosures by requiring additional disaggregation of information related to the effective tax rate reconciliation, income taxes paid, and income tax expense and pretax income by jurisdiction. The Company adopted ASU 2023 09 on a prospective basis effective January 1, 2025. Accordingly, the enhanced income tax disclosures are presented beginning in fiscal year 2025, and prior period disclosures have not been recast. The adoption of this guidance did not have an impact on the Company’s consolidated results of operations, financial position, or cash flows, as the amendments relate solely to disclosure requirements.

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

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The ASU amends derivative scope exceptions for specific non-exchange traded contracts and clarifies the application of ASC 606 to share-based noncash consideration from customers. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. An entity is permitted to apply the amendments either (1) prospectively to new contracts entered into on or after the date of adoption or (2) on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption for contracts existing as of the beginning of the annual reporting period of adoption. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU and does not expect this ASU to have a material impact on our consolidated financial statements.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either a prospective or a retrospective approach. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU and does not expect this ASU to have a material impact on our consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU and does not expect this ASU to have a material impact on our consolidated financial statements.
Note 3. Acquisitions
NJR Acquisition
On November 22, 2024, the Company acquired approximately 9,800 solar energy systems from the subsidiary of a publicly traded, regulated utility company for $132.5 million (the “NJR Acquisition”) pursuant to an asset purchase agreement (the “APA”). The solar energy systems acquired have an average remaining contract life of approximately 11 years. The NJR Acquisition was funded in part by the proceeds from the concurrent issuance of the SP5 Facility, as defined below (See Note 7. Non-Recourse Debt) and $22.7 million of the Company’s cash balances.
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
During the year ended December 31, 2025, the Company acquired 200 additional systems for approximately $5.3 million in cash, inclusive of transaction costs of approximately $0.1 million.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Note 4. Property and Equipment, Net
Property and equipment, net consisted of the following as of December 31, 2025 and 2024:

	As of December 31,
(Amounts in thousands)	2025	2024
Solar energy systems	$642,299	$641,245
Less: Accumulated depreciation	(81,430)	(52,817)
Solar energy systems, net	$560,869	$588,428

Furniture and fixtures	529	551
Computers and related equipment	306	324
Leasehold improvements	113	30
Gross other property and equipment	948	905
Less: Accumulated depreciation	(429)	(319)
Other property and equipment, net	$519	$586

Property and equipment, net	$561,388	$589,014
Depreciation expense related to solar energy systems is included within cost of revenues - solar energy systems depreciation within the consolidated statements of operations, and for the years ended December 31, 2025 and 2024 was $29.1 million and $23.4 million, respectively. Depreciation expense related to other property and equipment is included within selling, general and administrative expenses within the consolidated statements of operations, and for the years ended December 31, 2025 and 2024 was $0.3 million and $0.2 million, respectively.
Note 5. Intangible Assets, Net
The following table presents the detail of intangible assets, net as recorded in the consolidated balance sheets as of December 31, 2025 and 2024:

	As of December 31,
(Amounts in thousands)	2025	2024
Intangible assets:
Solar renewable energy agreements	$340	$340
Performance based incentives agreements	3,240	3,240
Trade name	8,400	8,400
Gross intangible assets	11,980	11,980
Less: Accumulated amortization	(4,150)	(3,023)
Intangible assets, net	$7,830	$8,957

Amortization of intangible assets for the year ended December 31, 2025 was $0.7 million recorded in selling, general and administrative expenses. Amortization of intangible assets for the year ended December 31, 2024 was $1.2 million, of which $0.5 million and $0.7 million were recorded within revenues and selling, general and administrative expenses, respectively.

Amortization of unfavorable solar renewable energy revenue agreements for the years ended December 31, 2025 and 2024 was $3.0 million and $3.1 million, respectively, which is included within revenue on the statement of operations.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
As of December 31, 2025, expected amortization of intangible assets for each of the five succeeding fiscal years and thereafter is as follows:

As of December 31,
(Amounts in thousands)	2025
2026	$1,122
2027	978
2028	878
2029	805
2030	737
Thereafter	3,310
Total	$7,830
Note 6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of December 31, 2025 and 2024:

	As of December 31,
(Amounts in thousands)	2025	2024
Accrued interest	$7,682	$8,454
Accrued professional fees	2,314	2,998
Accrued contingencies (See Note 14 Commitments and Contingencies)	3,002	6,859
Accrued compensation and related benefits	3,486	4,408
Accrued expenses, other	1,668	2,378
Accrued taxes, stock-based compensation	1,444	1,138
Accrued operating and maintenance	712	1,890
Accrued expenses and other current liabilities	$20,308	$28,125

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Note 7. Non-Recourse Debt

The following table provides a summary of the Company’s non-recourse debt as of December 31, 2025 and 2024:

		As of December 31,
(Amounts in thousands)	Due	2025	2024
SVB Credit Agreement, SP1 Facility (1)	April 2026	$177,515	$196,240
Second SVB Credit Agreement, SP2 Facility (1)	May 2027	70,670	78,018
KeyBank Credit Agreement, SP3 Facility (1)	November 2027	49,223	53,830
Second KeyBank Credit Agreement (1)	April 2030	160,955	162,691
Barings GPSF Credit Agreement, SET Facility	April 2042	128,140	130,000
Banco Santander Credit Agreement, SP5 Facility	November 2027	109,017	109,842
Less: Unamortized fair value adjustment (1)		(16,471)	(21,948)
Less: Unamortized deferred financing costs		(2,281)	(3,342)
Total non-recourse debt		676,768	705,331
Less: Non-recourse debt, current		(213,826)	(28,310)
Non-recourse debt, non-current		$462,942	$677,021

(1) In connection with the acquisition of Legacy Spruce Power effective September 9, 2022, the Company assumed long-term debt instruments valued at approximately $507.2 million as of that date. In connection with accounting for the business combination, the Company adjusted the carrying value of this long-term debt to its fair value as of the Acquisition Date. This fair value adjustment resulted in a reduction of the carrying value of the debt by $35.2 million. This adjustment to fair value is being amortized to interest expense over the life of the related debt instruments using the effective interest method. Amortization expense for the fair value adjustment and deferred financing costs for the years ended December 31, 2025 and 2024 was $6.5 million and $6.0 million, respectively.

SVB Credit Agreement

The SVB Credit Agreement (the “SP1 Facility”), executed with Silicon Valley Bank (“SVB”), a division of First-Citizens Bank & Trust Company, includes a debt service reserve letter of credit (the “SP1 LC”) with related amounts outstanding of $17.1 million and $15.6 million as of December 31, 2025 and 2024, respectively. Amounts outstanding under the SP1 LC bear interest of 2.50% per annum and unused amounts bear interest at 0.50% per annum. The term loans under the SP1 Facility require quarterly interest and principal payments, paid a month in arrears, with the remaining principal balance due in a single payment in April 2026 and bear interest at the Secured Overnight Financing Rate (the “SOFR”) plus the applicable margin. The applicable margin is 2.25% per annum for the first three years, 2.375% per annum from the third anniversary through the sixth anniversary and 2.5% per annum starting on the sixth anniversary. The effective interest rate on the SP1 Facility was 7.01% and 7.16% as of December 31, 2025 and 2024, respectively. The SP1 Facility requires the Company to enter into and maintain Interest Rate Hedging Agreements on a pro rata basis to the extent necessary to provide interest rate protection of at least 75% but in no event greater than 100% of the aggregate principal amount outstanding.

The obligations of the Company under the SP1 Facility are secured by substantially all of the assets and equity interest in certain of the Company’s subsidiaries. The SP1 Facility requires the Company to be in compliance with various covenants, including debt service coverage ratios and as of December 31, 2025, the Company was in compliance with the required covenants under the SP1 Facility.

On March 27, 2026, the Company entered into an amendment (the “SP1 Facility Amendment”) to the SP1 Facility with Silicon Valley Bank (the “SP1 Facility”) which extends the maturity date to October 30, 2026 (the “Amended SP1 Maturity Date”), unless a signed term sheet for a long-term financing is obtained, in which case the Amended SP1 Maturity Date will be January 30, 2027. Under the terms of the SP1 Facility Amendment, the applicable margin is 2.75% per annum from the effective date of the SP1 Facility Amendment to to October 30, 2026, and 3.25% per annum thereafter. The SP1 Facility Amendment includes a cross-default provision with the Second Key Bank Credit Agreement.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Second SVB Credit Agreement

The Second SVB Credit Agreement (the “SP2 Facility”) includes a debt service reserve letter of credit (the “SP2 LC”). Amounts outstanding under the SP2 LC bear interest of 2.30% per annum and unused amounts bear interest at 0.50% per annum. The term loans under the SP2 Facility require quarterly principal and interest payments, mature in April 2027 and bear interest at the SOFR plus the applicable margin. The applicable margin is 2.30% per annum for the first three years, 2.425% per annum from the third anniversary through the sixth anniversary and 2.55% per annum starting on the sixth anniversary.

On August 18, 2023, the Company entered into a second amendment to the SP2 Facility with SVB, which provided the Company (i) incremental term loans with a principal amount of approximately $21.4 million, of which proceeds were primarily used to fund the Tredegar Acquisition (See Note 3. Acquisitions) and (ii) incremental letters of credit in the aggregate amount of approximately $2.7 million (collectively, the “SP2 Facility Amendment”). Excluding the aforementioned amounts, all other terms of the original SP2 Facility remain unchanged. The SP2 Facility Amendment was treated as a debt modification under ASC 470-50, Debt—Modifications and Extinguishments. The Company also incurred $0.4 million of deferred financing costs, which is being amortized to interest expense over the term of the loan. Related unamortized deferred financing costs were $0.5 million as of December 31, 2025. The SP2 Facility requires the Company to enter into and maintain Interest Rate Hedging Agreements on a pro rata basis to the extent necessary to provide interest rate protection of at least 75% but in no event greater than 100% of the aggregate principal amount outstanding.

Amounts outstanding under the SP2 LC, as amended, was $6.0 million as of December 31, 2025 and 2024. The effective interest rate on the SP2 Facility was 6.97% and 7.25% as of December 31, 2025 and 2024, respectively. The obligations of the Company under the SP2 Facility are secured by substantially all of the assets and equity interest in certain of the Company’s subsidiaries. The SP2 Facility requires the Company to be in compliance with various covenants, including debt service coverage ratios, and as of December 31, 2025, the Company was in compliance with the required covenants under the SP2 Facility.

Key Bank Credit Agreement

The Key Bank Credit Agreement (the “SP3 Facility”), executed with KeyBank National Association, includes a debt service reserve letter of credit (the “SP 3 LC”) with related amounts outstanding of $4.1 million as of December 31, 2025 and 2024. Amounts outstanding under the SP3 LC bear interest of 3.00% per annum. The term loans under the SP3 Facility require quarterly principal and interest payments, mature in November 2027 and bear interest at the SOFR plus the applicable margin. The applicable margin is 3.00% per annum for the first three years, 3.125% per annum from the third anniversary through the fifth anniversary and 3.25% per annum starting on the fifth anniversary. The effective interest rate on the SP3 Facility was 7.58% and 7.86% as of December 31, 2025 and 2024, respectively. The SP3 Facility requires the Company to enter into and maintain Interest Rate Hedging Agreements on a pro rata basis to the extent necessary to provide interest rate protection of at least 75% but in no event greater than 100% of the aggregate principal amount outstanding.

The obligations of the Company under the SP3 Facility are secured by substantially all of the assets and equity interest in certain of the Company’s subsidiaries. The SP3 Facility requires the Company to be in compliance with various covenants, including debt service coverage ratios, and as of December 31, 2025, the Company was in compliance with those required covenants under the SP3 Facility.

Second Key Bank Credit Agreement

The Second Key Bank Credit Agreement, executed with Key Bank National Association as the administrative agent and certain third parties as the lenders, includes term loans which require semi-annual principal and interest payments, mature in April 2030 and bear interest at 8.25% per annum. The effective interest rate on term loans under the Second Key Bank Agreement was 8.25% as of December 31, 2025 and 2024, respectively. The obligations of the Company under the Second Key Bank Agreement are subordinate to the SP1, SP2, and SP3 Facilities and are secured by substantially all of the assets and equity interest in certain of the Company’s subsidiaries. The Second Key Bank Credit Agreement requires the Company to be in compliance with various covenants, including debt service coverage ratios, and as of December 31, 2025, the Company was in compliance with those required covenants under the Second Key Bank Credit Agreement.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements

Deutsche Bank Credit Agreement

As part of the acquisition of SEMTH (See Note 3. Acquisitions) in March 2023, the Company assumed debt with Deutsche Bank AG, New York Bank (“Deutsche Bank”). Prior to the SEMTH Acquisition, SET Borrower 2022, LLC (“SET Borrower”), a wholly owned subsidiary of SEMTH, entered into a credit agreement effective June 10, 2022 (the “Closing Date”) with Deutsche Bank as the facility agent, which consisted of a term loan of $125.0 million (the “SP4 Facility”) and is collateralized by all of the assets and property of SET Borrower. The term loan bears interest at the SOFR rate, plus the applicable margin. For the period from the Closing Date through the first twelve months, the applicable margin is 2.25% per annum, 2.50% for the following six months, and 2.75% for the next six months, and 3.00% through the maturity date. The term loan required quarterly payments, which began on August 17, 2022, and if the outstanding loan balance exceeded the borrowing base on a calculation date, the remaining balance would become due in a single payment in August 2025.

On June 26, 2024, the Company fully repaid the outstanding balance on the SP4 Facility of $125.0 million using proceeds from the SET Facility, as defined below. The repayment of the SP4 Facility was treated as a debt extinguishment under ASC 470-50, Debt—Modifications and Extinguishments. In connection with the repayment of the SP4 Facility, the Company settled the related interest rate swap contracts (see Note 8. Interest Rate Swaps for further discussion).

Barings GPSF Credit Agreement

On June 26, 2024, Spruce SET Borrower 2024, LLC (the “SET Borrower”), a wholly owned subsidiary of the Company, entered into a non-recourse Credit Agreement with Barings GPSF LLC, which provided a fixed interest term loan in the aggregate principal amount of $130.0 million (the “SET Facility”). The proceeds of the SET Facility were primarily used to repay the SP4 Facility discussed above. The SET Borrower incurred approximately $2.1 million of deferred financing costs related to the SET Facility, which are being amortized on a straight-line basis over the anticipated debt servicing period. The SET Facility matures on April 17, 2042 and requires quarterly principal and interest payments at 6.89% per annum beginning August 2024. The effective interest rate on the SET Facility as of December 31, 2025 and December 31, 2024 was 6.89% and 6.89%, respectively. Effective December 26, 2027, the SET Facility requires additional interest to be accrued on any outstanding aggregate principal or unpaid accrued interest.

The SET Facility is collateralized by all of the assets and property of the SET Borrower. The SET Facility requires the SET Borrower to be in compliance with various covenants, and the SET Borrower was in compliance with the required covenants under the SET Facility as of December 31, 2025.

Banco Santander Credit Agreement

On November 22, 2024, Spruce Power 5 Borrower 2024, LLC (the “SP5 Borrower”), a wholly owned subsidiary of the Company, entered into a non-recourse credit agreement with Banco Santander, S.A., New York, which provided for a 3-year term loan facility in the aggregate principal amount of approximately $109.8 million (the “SP5 Facility”), of which proceeds were used to fund the NJR Acquisition. The SP5 Facility matures on November 22, 2027 and requires quarterly principal and interest payments with the remaining balance due in a single payment on November 22, 2027. Borrowings under the SP5 Facility bear interest at a variable rate equal to the SOFR as administered by the Federal Reserve Bank of New York plus a margin of 2.15% from the original closing date through the end of the 24th month after the original closing date, and 2.75% from the beginning of the 25th month after the original closing date until the date all principal and accrued and unpaid interest has been paid in full. The effective interest rate on the SP5 Facility as of December 31, 2025 and December 31, 2024 was 6.48% and 6.48%, respectively.

The SP5 Facility is collateralized by all of the assets and property of the SP5 Borrower. The SP5 Facility requires a swap percentage of at least 80% of the outstanding loan balance and to be in compliance with various covenants. The Company obtained a waiver for the swap coverage at year-end and subsequently entered into an additional incremental swap contract. As of the date these financials were issued, the SP5 Borrower is in compliance with all required covenants under the SP5 Facility.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements

Certain of the Company’s credit agreements require the Company, on a quarterly basis, to consider loan to value ratios or estimated principal repayments based on the projected cash waterfall when determining current and future debt principal payments, which are subject to change. As of December 31, 2025, the estimated principal maturities of the Company’s debt were as follows:

As of December 31,
(Amounts in thousands)	2025
2026	$213,826
2027	220,703
2028	20,971
2029	22,233
2030	144,031
Thereafter	73,756
Total	$695,520

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
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
As of December 31, 2025 and 2024, the notional amount of the interest rate swaps covered approximately 89% and 91% of the balance of the Company’s floating rate term loans, respectively.
As of December 31, 2025, the following interest rate swaps are outstanding (in thousands):

#	Notional Amount	Fixed Rate	Effective Date	Maturity Date	Total Fair Value Asset (Liability)

1	$10,111	0.78%	4/30/2020	1/31/2031	$628
2	10,111	0.75%	4/30/2020	1/31/2031	635
3	10,111	0.73%	4/30/2020	1/31/2031	641
4	3,758	1.57%	10/31/2019	1/31/2031	168
5	6,577	1.62%	10/31/2019	1/31/2031	287
6	6,577	1.56%	10/31/2019	1/31/2031	295
7	6,577	1.59%	10/31/2019	1/31/2031	292
8	32,339	2.39%	7/31/2019	1/31/2031	778
9	32,339	2.33%	7/31/2019	1/31/2031	823
10	18,480	2.34%	7/31/2019	1/31/2031	465
11	32,339	2.36%	7/31/2019	1/31/2031	803
12	23,518	0.69%	01/31/2023	07/31/2032	2,195
13	23,518	0.73%	01/31/2023	07/31/2032	2,166
14	15,093	2.83%	07/12/2022	04/30/2032	299
15	36,487	0.40%	07/12/2022	10/31/2031	3,306
16	16,190	4.24%	08/18/2023	01/31/2032	(473)
17	83,240	3.98%	11/22/2024	05/17/2033	(1,705)
	$367,365				$11,603

During the year ended December 31, 2025, the aggregate impact of the Company’s interest rate swaps in the consolidated statements of operation was $4.8 million, of which $12.7 million related to unrealized losses and $7.9 million related to realized gains, which is recognized within interest expense, net in the consolidated statements of operation.

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

Note 9. Right-of-Use Assets and Lease Liabilities
The Company’s operating leases primarily relate to office space. The Company’s related ROU assets and lease liabilities are comprised of the following as of each period end:

	As of December 31,
(Amounts in thousands)	2025	2024
Operating leases:
ROU assets	$4,208	$4,750
Lease liability, current	945	892
Lease liability, non-current	4,181	4,848
Other information related to leases is presented below:

	Years Ended December 31,
(Amounts in thousands)	2025	2024
Other information:
Operating lease cost	$1,235	$1,606
Variable lease cost	757	679
Sublease income	161	525
Operating cash outflows from operating ROU assets	1,992	2,285
.

	As of December 31,
	2025	2024
Weighted-average remaining lease term – operating leases (in months)	51.2	61.5
Weighted-average discount rate – operating leases	7.2%	7.2%
As of December 31, 2025, the annual minimum lease payments of the Company’s operating lease liabilities were as follows:

As of December 31,
(Amounts in thousands)	2025
2026	$1,205
2027	1,257
2028	1,396
2029	1,195
2030	593
Total future minimum lease payments, undiscounted	5,646
Less: Imputed interest	(520)
Present value of future minimum lease payments	$5,126

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements

Note 10. Fair Value Measurements
The Company uses various assumptions and methods in estimating the fair values of its financial instruments.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Private placement warrants to purchase 529,167 shares of common stock with an exercise price of $92.00 per share, which expired on December 21, 2025, were valued using a Black-Scholes model, pursuant to the inputs provided in the table below.

Assumptions for Assets and Liabilities Measured at Fair Value on a Recurring Basis
Input	December 31, 2024
Risk-free rate	4.16%
Remaining term in years	0.98
Expected volatility	53.7%
Exercise price	$92.00
Fair value of common stock	$2.97

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
The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of December 31, 2025
(Amounts in thousands)	Level I	Level II	Level III	Total
Asset:
Interest rate swaps	$—	$13,781	$—	$13,781
Money market accounts	56,037	—	—	56,037
Total	$56,037	$13,781	$—	$69,818

Liabilities:
Interest rate swaps	$—	$2,178	$—	$2,178
Total	$—	$2,178	$—	$2,178

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements

	Fair Value Measurements as of December 31, 2024
(Amounts in thousands)	Level I	Level II	Level III	Total
Asset:
Interest rate swaps	$—	$24,672	$—	$24,672
Money market accounts	72,142	—	—	72,142
Total	$72,142	$24,672	$—	$96,814

Liabilities:
Interest rate swaps	—	385	—	385
Total	$—	$385	$—	$385
The fair value of the Company’s non-recourse debt as of December 31, 2025 and 2024 was $692.5 million and $723.8 million, respectively.

Note 11. Goodwill
As of December 31, 2023, the Goodwill balance was $28.8 million. During the year ended December 31, 2024, the Company identified indicators that the carrying amount of goodwill may be impaired due to a continuous decline in the Company’s stock price and market capitalization. The Company performed a quantitative test using a market approach and an income approach, which both resulted in an impairment of goodwill. As such, the Company recorded a charge of $28.8 million to fully impair the Company’s goodwill within the consolidated statements of operations for the year ended December 31, 2024.

Note 12. Stock-Based Compensation Expense
Stock-based compensation expense for stock options and restricted stock units for the years ended December 31, 2025 and 2024 was $3.0 million and $2.7 million, respectively. As of December 31, 2025, there was $7.2 million of unrecognized compensation cost related to stock options and restricted stock units which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 2.6 years.
Stock Options
The Company grants stock options to certain employees that will vest over a period of one to four years. A summary of stock option award activity for the years ended December 31, 2025 and 2024 was as follows:

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2023	193,156	$17.89	5.8
Granted	295,229	3.75
Exercised	—	—
Cancelled or forfeited	—	—
Outstanding at December 31, 2024	488,385	$9.34	7.5
Granted	—	—
Exercised	(1,562)	1.92
Cancelled or forfeited	(2,053)	24.38
Outstanding at December 31, 2025	484,770	$9.30	6.5
Exercisable at December 31, 2025	263,348	$13.97	5.0
The aggregate intrinsic value of stock options outstanding as of December 31, 2025 and 2024 was $0.8 million and $0.1 million, respectively. Cash received from options exercised for the years ended December 31, 2025 and 2024 was less than $0.1 million and $0.0 million, respectively.
During the year ended December 31, 2024, the Company granted 295,229 stock options to its President and Chief Executive Officer (the “CEO”) upon his appointment to such positions effective April 12, 2024. There were no stock options granted during the year ended December 31, 2025.
The fair value of stock options granted during the year ended December 31, 2024 was measured with the following assumptions:

2024
Expected volatility	71.3%- 78.4%
Expected term (in years)	10
Risk-free interest rate	4.5%
Expected dividend yield	0.0%
Restricted Stock Units
The Company grants restricted stock units to certain employees that will generally vest over a period of four years. The fair value of restricted stock unit awards is estimated by the fair value of the Company’s common stock at the date of grant. Restricted stock units activity during the years ended December 31, 2025 and 2024 was as follows:

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested, at December 31, 2023	1,102,095	$7.74
Granted	2,125,297	3.44
Vested	(310,076)	6.65
Cancelled or forfeited	(683,500)	5.16
Non-vested, at December 31, 2024	2,233,816	$4.60
Granted	3,178,940	1.80
Vested	(636,428)	4.13
Cancelled or forfeited	(1,101,826)	4.15
Non-vested, at December 31, 2025	3,674,502	$2.39
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

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
The fair value and derived service period of each tranche was as follows:

Stock Price Tranche	Fair Value	Derived Service Period (in years)
$25.84	$8.88	1.72
42.96	8.48	2.71
60.00	8.24	3.30
77.12	7.92	3.70
94.16	7.76	4.11
111.28	7.52	4.42
128.32	7.28	4.64
145.44	7.12	4.78
162.48	6.96	5.00
179.60	6.80	5.10
The Company recognized no expense related to the Ladder RSUs for the years ended December 31, 2025 and December 31, 2024. Upon separation of the Former CEO from the Company effective April 12, 2024, the Ladder RSUs were terminated and the Company recorded a gain of $0.7 million during the year ended December 31, 2024.
Note 13. Noncontrolling Interests
The following table summarizes the Company’s noncontrolling interests as of December 31, 2025:

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
Total assets on the consolidated balance sheets include $35.1 million, of which $33.2 million relate to Property and equipment, net as of December 31, 2025 of assets held by the company’s VIEs, which can only be used to settle obligations of the VIEs. Total liabilities on the consolidated balance sheets include $2.0 million as of December 31, 2025 of liabilities that are the obligations of the Company's VIEs.
Total assets on the consolidated balance sheets include $36.0 million as of December 31, 2024 of assets held by the Company's VIEs, which can only be used to settle obligations of the VIEs. Total liabilities on the consolidated balance sheets include $0.8 million as of December 31, 2024 of liabilities that are the obligations of the Company's VIEs.

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
On September 20, 2021, and October 19, 2021, two class action complaints were filed in the Delaware Court of Chancery against certain of the Company’s current officers and directors, and the Company’s sponsor of its special purpose acquisition company merger, Pivotal Investment Holdings II LLC. These actions were consolidated as in re XL Fleet Corp. (Pivotal) Stockholder Litigation, C.A. No. 2021-0808, and an amended complaint was filed on January 31, 2022. Defendants filed a motion to dismiss the amended complaint on May 13, 2022, and on July 11, 2022, plaintiffs filed a second amended complaint. The second amended complaint alleges various breaches of fiduciary duty against the Company and/or its officers, several allegedly misleading statements made in connection with the merger, and aiding and abetting breaches of fiduciary duty in connection with the negotiation and approval of the December 21, 2020 merger and organization of XL Hybrids, Inc., a Delaware corporation (“Legacy XL”) to become XL Fleet Corp. On August 19, 2022, defendants moved to dismiss the second amended complaint, which was granted in part and denied in part on June 9, 2023. The parties then engaged in discovery. On November 13, 2024, the Company filed a stipulation and settlement agreement seeking court approval to settle this matter in full for $4.75 million, which is currently accrued for as of December 31, 2024 (See Note 6. Accrued Expenses and Other Current Liabilities). On March 26, 2025, the court approved the stipulation and settlement agreement, and in April 2025, the Company paid the settlement amount of $4.75 million.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Shareholder Derivative Actions

On June 23, 2022, the Company received a shareholder derivative complaint filed in the U.S. District Court for the District of Massachusetts, captioned Val Kay derivatively on behalf of nominal defendant XL Fleet Corp., against all current directors and former officers and directors, C.A. No. 1:22-cv-10977. The action was filed by a shareholder purportedly on XL Fleet Corp.’s behalf, and raises claims for contribution, as well as claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and abuse of control. In March 2023, two shareholder derivative actions were filed in the U.S. District Court for the District of Delaware, namely Reali v. Griffin, et al., C.A. No. 1:23-cv-00289 and Tucci v. Ledecky, et al., C.A. 1:23-cv-00322. These actions were consolidated and captioned In re Spruce Power Holding Corporation Shareholder Derivative Litigation, C.A. No. 1:23-cv-00289. In August 2023, an additional derivative action was filed in the U.S. District Court for the Southern District of New York, captioned Boyce v. Ledecky, et al., C.A. No. 1:23-cv- 8591 (collectively, the “Derivative Matters”).On December 8, 2023, the parties reached a settlement-in-principle to settle, the Derivative Matters. The court granted preliminary approval of the settlement on May 1, 2024, and final approval in full on August 8, 2024. The settlement provides for certain corporate governance enhancements and no monetary payments. On August 14, 2024, the court awarded attorney fees of $1.0 million, which were paid in September 2024.

State Attorney Generals’ Investigations

In 2023, the Company received subpoenas from the attorneys general for the states of Connecticut, New Jersey, New York and Texas requesting information on the Company’s billing and operations practices. The Company has been timely responding to the states’ information requests and otherwise cooperating with these investigations and intends to continue to do so until they are resolved. In March 2026, the Company resolved the matter with the Connecticut Attorney General pursuant to a Stipulation that required the Company’s subsidiary Spruce Power 3, LLC to adhere to certain billing practices and pay a nominal fee. At this time, the Company estimates the potential loss to be approximately $0.1 million for the Connecticut matter, and has been accrued for as of December 31, 2025 (See Note 6. Accrued Expenses and Other Current Liabilities). At this time the Company is unable to estimate potential losses, if any, related to these matters in the remaining states.

BMZ USA, Inc.

On February 11, 2022, BMZ USA Inc. (“BMZ”), a battery manufacturer, sued XL Hybrids for breach of contract, alleging that XL Hybrids failed to timely purchase the full allotment of batteries required under a certain master supply agreement between the parties. In January 2024, BMZ obtained a judgment for $3.9 million against XL Hybrids, Inc. In June 2024, BMZ sought to enforce the judgement against the Company in Massachusetts Trial Court and that enforcement action was dismissed in March 2025. In April 2025, BMZ sought to enforce the judgement against the Company in Colorado Superior Court, which was removed to Federal Court. That enforcement action was dismissed in March 2026. The Company believes it is probable that BMZ will either appeal the dismissal or seek to enforce the judgement in another jurisdiction and currently estimates the potential loss to be approximately $1.2 million, which has been accrued for as of December 31, 2025 (See Note 6. Accrued Expenses and Other Current Liabilities).

ITC Recapture Provisions

The IRS may disallow and recapture some, or all, of the ITCs due to improperly calculated basis after a project was placed in service ("Recapture Event"). If a Recapture Event occurs, Spruce Power is obligated to pay the applicable Class A Member a recapture adjustment, which includes the amounts the Class A Members are required to repay the IRS, including interest and penalties, as well as any third-party legal and accounting fees incurred by the Class A Members in connection to the Recapture Event, as specified in the operating agreements. Such a payment by Spruce Power to the Class A Members are not to be considered a capital contribution to the fund per the operating agreements, nor would it be considered a distribution to the Class A Members. A Recapture Event was not deemed to be probable by the Company, therefore no accrual has been recorded as of December 31, 2025 and 2024.

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
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

Parker-Hannifin

On March 11, 2024, the Company filed a lawsuit against Parker-Hannifin for a declaratory judgment, captioned
XL Hybrids, Inc. v. Parker-Hannifin Corporation, No. 1:24-cv-10894-WGY (D. Mass, removed from Mass. State Court No. 2484-CV-00661). The case related to a contract for the purchase of motors designed, produced and manufactured by Parker-Hannifin for XL Hybrids, Inc. which was executed in July 2019. On April 5, 2024, Parker-Hannafin filed counterclaims, alleging that XL Hybrids, Inc. and the Company were in breach of the contract. On November 1, 2024, the parties reached a settlement in principle to settle the matter for $0.5 million, which was accrued for as of December 31, 2024, and subsequently paid in January 2025 (See Note 6. Accrued Expenses and Other Current Liabilities).

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

Debt Guarantees

The Spruce Guarantor, Spruce Power Holding Corporation, entered into guarantees in favor of the SP5 Borrower and the SET Borrower wherein they guaranteed the payment and performance of Solar Service Experts, LLC, a wholly owned subsidiary of the Company, as servicer under servicing agreements with these borrowers.

Indemnities and Other Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. The duration of the Company’s indemnities and guarantees varies, however the majority of these indemnities and guarantees are limited in duration. Historically, the Company has not been obligated to make significant payments for such obligations, does not anticipate future payments, and as such, no reserve has been established and no other liabilities have been recorded for these indemnities and guarantees as of December 31, 2025 and 2024.

Insurance Claims and Recoveries related to Los Angeles Fires

In January 2025, a series of wildfires broke out in the Los Angeles area of California, resulting in real and personal property and natural resource damage, personal injuries and loss of life. Based on the Company’s current assessment, the Company wrote off approximately $0.2 million of net book value associated with the damaged solar assets during the year ended December 31, 2025, which is reflected within gain on asset disposal, net in the unaudited condensed consolidated statements of operations. No material loss claims have been reported or recognized within the consolidated financial statements as of December 31, 2025. The Company received insurance proceeds of $0.3 million in October 2025 related to the Los Angeles wildfires.
Note 15. Stockholders’ Equity
Common Stock

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
As of December 31, 2025 and 2024, the Company had 350,000,000 authorized shares of common stock. The holders of common stock are entitled to vote on all matters and are entitled to the number of votes equal to the number of shares of common stock held. Common stockholders are entitled to dividends when and if declared by the Board of Directors.
The following shares of common stock are issued and outstanding or unvested as of December 31, 2025:

Restricted stock units	3,674,502
Stock options	484,770
Total	4,159,272
Share Repurchase Program

In May 2023, the Company's Board of Directors approved a share repurchase program for the repurchase of up to $50.0 million of the Company's outstanding common stock through May 15, 2025 (the “Repurchase Program”). In May 2025, the Board authorized the extension of the Repurchase Program to expire on May 15, 2027. The Repurchase Program authorizes the Company to effect repurchases through open market transactions, privately negotiated transactions, Rule 10b5-1 trading plans and/or Rule 10b-18 trading plans, and other means. The Company is not obligated to repurchase any specific number of shares or dollar amount and may discontinue the Repurchase Program at any time. The timing, number and purchase price of share repurchases, if any, will be determined by the Company’s management in its discretion and will depend on a number of factors, including the market price of shares, general market and economic conditions, and other alternatives available to the Company

During the years ended December 31, 2025 and 2024, the Company repurchased 0.8 million shares and 0.3 million shares of common stock under the Repurchase Program in open market transactions at a weighted-average price of $2.33 and $2.93 per share for an aggregate purchase price of $1.8 million and $0.9 million, respectively, inclusive of transaction costs. As of December 31, 2025, $42.0 million remained available for future share repurchases under the Repurchase Program.
Note 16. Net Loss Per Share
The following is a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
(Amounts in thousands, except share data)	2025	2024
Numerator:
Net loss attributable to stockholders	$(26,027)	$(70,489)
Denominator:
Weighted average shares outstanding, basic and diluted	18,068,059	18,470,926

Net loss attributable to stockholders per share, basic and diluted	$(1.44)	$(3.82)
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

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements
Note 17. Income Taxes

Net deferred income tax assets consist of the following components as of December 31, 2025 and 2024:

	As of December 31,
(Amounts in thousands)	2025	2024
Deferred tax assets (liabilities):
Net operating loss carryforwards	$154,741	$142,819
Accrued settlements	599	1,870
Pass-through equity interests	7,339	8,029
Fair market value adjustments	(4,571)	(8,746)
Tax credit carryforwards	863	1,643
Reserves	3,972	3,773
Stock-based compensation	1,351	1,962
Depreciation and amortization	(90,103)	(69,118)
Interest expense carryforward	20,910	17,020
Right of use assets	249	270
Other	1,332	485
Total deferred tax assets, net	96,682	100,007
Less valuation allowance	(96,682)	(100,007)
Net deferred tax assets	$—	$—

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, the reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31, 2025 was as follows:

	Year Ended December 31, 2025
(Amounts in thousands)	Amount	Percent
US federal statutory income tax rate	$(5,866)	21.0%
State taxes, net of federal benefit	—	—%
Effects of changes in tax law or rates enacted in the current period	—	—%
Tax credits
Research and development tax credits	780	(2.8)%
Changes in valuation allowance	(2,565)	9.2%
Nondeductible/nontaxable items
Stock based compensation	16	(0.1)%
Fair market value adjustments	1,150	(4.1)%
Other	177	(0.6)%
Other adjustments
Return to accrual	(355)	1.3%
Net operating loss adjustments	5,638	(20.2)%
RSU forfeitures/cancellations	272	(1.0)%
Sec 163(j) adjustment	826	(3.0)%
Other	(73)	0.3%
Effective tax rate	$—	—%

For the year ended December 31, 2025, state taxes for California, New Jersey and New York made up the majority (greater than 50%) of the tax affect.

The reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

Year Ended December 31, 2024
U.S. federal statutory rate	21.0%
State taxes, net of federal benefit	8.7%
Change in fair value of warrant liability	—%
Option and RSU expense	—%
Goodwill impairment	(1.9)%
Other	(1.9)%
True-up to prior years' return	9.5%
Change in valuation allowance	(35.4)%
Purchase accounting	—%
Effective tax rate	—%

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
The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary..
Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. For the years ended December 31, 2025 and 2024, no liability for unrecognized tax benefits was required to be reported.
The Company has provided a full valuation allowance against its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss cannot be sufficiently assured. Management of the Company has evaluated the positive and negative evidence bearing upon the reliability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, Management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. During the years ended December 31, 2025 and 2024, the Company decreased and increased its valuation allowance by $3.3 million and $25.1 million, respectively.
As of December 31, 2024, the Company had federal and state net operating loss (“NOL”) carryforwards of $523.3 million and $525.7 million, respectively. As of December 31, 2025, the Company had federal and state net operating loss (“NOL”) carryforwards of $568.7 million and $574.0 million, respectively. The federal NOL carryforwards were generated between the years ended December 31, 2018 and 2025 and have an indefinite life. At December 31, 2025, the Company had federal tax credits of approximately $0.9 million. These federal tax credits are available to reduce future taxable income and expire at various dates commencing 2038 through 2041.

The Company files income tax returns in the U.S. federal jurisdiction, and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2018. The Company follows the provisions of FASB Accounting Standards Codification 740-10 (ASC 740-10), Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in consolidated financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. No liability related to uncertain tax positions is recorded in the consolidated financial statements as of December 31, 2025 and 2024.
Note 18. Defined Contribution Plan
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
The Company recognized expenses related to its 401(k) plans of approximately $1.3 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively.
Note 19. Discontinued Operations
The following table provides supplemental details of the Company’s discontinued operations related to the Drivetrain business contained within the consolidated statements of operations for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
(Amounts in thousands)	2025	2024
Revenues	$61	$69
Operating expenses:
Cost of revenues - operations and maintenance	125	125
Gain on asset disposal	—	(81)
Total operating expenses	125	44
Net income (loss) from discontinued operations	$(64)	$25

The following table presents aggregate carrying amounts of assets and liabilities of discontinued operations related to the Drivetrain business contained within the consolidated balance sheets:

	As of December 31,
(Amounts in thousands)	2025	2024
Assets from discontinued operations	$—	$—
Liabilities from discontinued operations	$40	$40

Note 20. Segment Information

As of December 31, 2025 and 2024, the Company has one reportable segment, which sells electricity to homeowners and provides related services to the homeowners, as well as to third party owners.

The Company’s CODM is its CEO who is focused on strategic planning aimed at generating revenue and monetizing the Company’s home solar energy systems and its ability to provide top-tier related servicing solutions to its customers and third-parties. The CEO is provided on a quarterly basis with the Company’s consolidated segment expenses for the year ended 2024, which the CEO utilizes to assess the Company’s performance and for making decisions about resource allocation. For the year ended December 31, 2025, the information being provided to the CEO is at a lower level of aggregation as a result the Company has recast the prior period. The following tables presents the Company’s significant segment expenses for the years ended December 31, 2025 and 2024:

Spruce Power Holding Corporation

Notes to Consolidated Financial Statements

	Years Ended December 31,
(Amounts in thousands)	2025	2024
Revenues	$111,812	$82,107
Cost of revenues - solar energy systems depreciation	29,139	23,377
Cost of revenues - operations and maintenance	9,764	16,597
Selling, general and administrative expenses - professional services	15,742	20,007
Selling, general and administrative expenses - compensation and benefits	27,189	26,713
Selling, general and administrative expenses - other	12,182	12,169
Interest expense, net	50,918	40,232
Litigation settlements	1,711	7,384
Impairment of goodwill	—	28,757
Other segment items	(9,126)	(23,076)
Net loss	$(25,707)	$(70,053)

No segment asset information is presented in these consolidated financial statements since the CEO does not review segment information at a different level or category other than that presented on the Company’s consolidated balance sheets as of December 31, 2025 and 2024.
Note 21. Subsequent Events
On March 27, 2026, the Company entered into an amendment (the “SP1 Facility Amendment”) to the SP1 Facility with Silicon Valley Bank (the “SP1 Facility”) which extends the maturity date to October 30, 2026 (the “Amended SP1 Maturity Date”), unless a signed term sheet for a long-term financing is obtained, in which case the Amended SP1 Maturity Date will be January 30, 2027. Under the terms of the SP1 Facility Amendment, the applicable margin is 2.75% per annum from the effective date of the SP1 Facility Amendment to October 30, 2026, and 3.25% per annum thereafter. The SP1 Facility Amendment includes a cross-default provision with the Second Key Bank Credit Agreement.

Management has reviewed all events subsequent to December 31, 2025 and prior to the issuance of these consolidated financial statements, and except as referenced above, the Company has determined there have been no events that have occurred that would require adjustments or disclosures within the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.” The Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and communicated to its management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating the Company disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures as of December 31, 2025. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of that date.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the criteria established by the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (the “COSO Framework”). A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis.

Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025, based on the criteria established by the COSO Framework.

Remediation of Previously Reported Material Weakness in Internal Control over Financial Reporting

As previously disclosed in Part II, Item 9A. “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and in Part I, Item 4. “Controls and Procedures” in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025, June 30, 2025, and September 30, 2025, as of those dates, the Company did not design and maintain effective controls and identified material weaknesses in the control environment and certain control activities. These material weaknesses have been remediated as described below.

The Company is committed to supporting a strong culture of internal controls by designing, implementing and maintaining internal controls over financial reporting to maintain a strong internal control environment. To remediate the identified material weaknesses in internal control discussed above, management, with the oversight of the Audit Committee, took the following actions:

•The Company developed and presented a training program educating control owners concerning financial statement risk and principles of the COSO Framework, and invested in additional training opportunities related to the COSO Framework;
•The Company’s internal control department specifically focused on oversight of the Company’s internal control over financial reporting through the establishment of structures, reporting lines, and appropriate authorities and responsibilities for professionals within the Company;
•The Company designed and implemented controls related to billing and revenue recognition of its revenue contracts, in accordance with ASC 606, Revenue from Contracts with Customers. This included a combination of manual and automated controls as the Company has increased and is continuing to increase the use of automated controls to help mitigate the risk associated with manual intervention and human error.
•The Company hired qualified personnel with specialized skill sets to further bolster the Company’s ability to provide an appropriate level of oversight activities related to internal control over financial reporting. These personnel have significantly contributed to the remediation of the previously disclosed material weakness in control activities.

The Company completed the testing of the design and operating effectiveness of the internal controls and, based on the results of this testing, as of December 31, 2025, the Company concluded that the controls are adequately designed, implemented and have operated effectively for a sufficient period of time to remediate the previously reported material weaknesses.

Changes in Internal Control over Financial Reporting

Other than the remediation activities discussed above, there have been no other changes in our internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Disclosure Pursuant to Item 1.01 of Form 8-K - Entry into a Material Definitive Agreement

On March 27, 2026, the Company entered into an amendment to the SP1 Facility (the “SP1 Facility Amendment”) which extends the maturity date to October 30, 2026 (the “Amended SP1 Maturity Date”), unless a signed term sheet for a long-term financing is obtained, in which case the Amended SP1 Maturity Date will be January 30, 2027. Under the terms of the SP1 Facility Amendment, the applicable margin is 2.75% per annum from the effective date of the SP1 Facility Amendment to October 30, 2026, and 3.25% per annum thereafter. The SP1 Facility Amendment includes a cross-default provision with the Second Key Bank Credit Agreement.

The foregoing summary of the SP1 Facility Amendment and the transactions contemplated thereby does not purport to be a complete description and is qualified in its entirety by reference to the terms and conditions of the SP1 Facility Amendment, a copy of which is attached hereto as Exhibit 10.18 and incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item will be set forth in the sections headed “Proposal One Election of Directors,” "Delinquent Section 16(a) Reports," “Corporate Governance and Committees – Code of Ethics,” “Corporate Governance and Committees – Insider Trading Policy,” “Corporate Governance and Committees – Audit Committee” and “Corporate Governance and Committees – Nominating and Corporate Governance Committee” in the Proxy Statement for the 2026 annual meeting of stockholders which will be filed within 120 days after the end of the fiscal year and is incorporated in this report by reference.

The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are John P. Miller (Chair), Clara Nagy McBane Hayes and Jonathan Ledecky.
Item 11. Executive Compensation

The information required by this Item will be set forth in the section headed “Executive Officer and Director Compensation” in the Proxy Statement for the 2026 annual meeting of stockholders which will be filed within 120 days after the end of the fiscal year and is incorporated in this report by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the 2026 annual meeting of stockholders which will be filed within 120 days after the end of the fiscal year and is incorporated in this report by reference.

Information regarding the Company's equity compensation plans will be set forth in the section headed “Executive Officer and Director Compensation - Equity Compensation Plan Information” in the Proxy Statement for the 2026 annual meeting of stockholders which will be filed within 120 days after the end of the fiscal year and is incorporated in this report by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in the sections headed “Certain Relationships and Related Person Transactions” and “Corporate Governance and Committees – Director Independence” in the Proxy Statement for the 2026 annual meeting of stockholders which will be filed within 120 days after the end of the fiscal year and is incorporated in this report by reference.
Item 14. Principal Accountant Fees and Services

The information required by this Item will be set forth in the section headed “Independent Registered Public Accounting Firm – Audit Fees” and “Independent Registered Public Accounting Firm – Pre-Approval Policies and Procedures” in the Proxy Statement for the 2026 annual meeting of stockholders which will be filed within 120 days after the end of the fiscal year and is incorporated in this report by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)Documents filed as part of this report.
1.The following financial statements of Spruce Power Holding Corporation and Report of CohnReznick LLP and Deloitte & Touche LLP, Independent Registered Public Accounting Firms, are included in this report:

2.List of financial statement schedules:
All schedules have been omitted since they are not applicable, or the required information is shown in the financial statements or notes thereto.
3.List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.
(b)Exhibits.

Exhibit No.	Description	Included	Form	Exhibit	Filing Date
2.1	Membership Interest Purchase and Sale Agreement, dated as of September 9, 2022, by and between the Company, SF Solar Blocker 2 LLC, SF Solar Blocker 3 LLC, Spruce Holding Company 3 Holdco LLC and HPS Investment Partners, LLC	By Reference	8-K	2.1	September 15, 2022
3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	8-K	3.1	December 23, 2020
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation	By Reference	8-K	3.1	October 6, 2023
3.3	Certificate of Amendment changing name of Registrant to Spruce Power Holding Corporation	By Reference	8-K	3.1	November 14, 2022
3.4	Amended and Restated Bylaws, as amended as of November 10, 2022	By Reference	8-K	3.2	November 14, 2022
4.1	Description of Registered Securities	Herewith

Exhibit No.	Description	Included	Form	Exhibit	Filing Date
10.1	Amended and Restated Credit Agreement, dated August 18, 2023 among Spruce Power 2, LLC, as Borrower, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company as Administrative Agent and the Issuing Bank, and the lenders from time to time party thereto.	By Reference	10-Q	10.1	November 13, 2023
10.3	Form of Subscription Agreement.	By Reference	8-K	10.1	September 18, 2020
10.4	Registration Rights Agreement.	By Reference	S-4	10.6	October 2, 2020
10.5#	Spruce Power Holding Corp. 2020 Equity Incentive Plan.	By Reference	10-K	10.5	April 9, 2024
10.6#	Spruce Power Holding Corp. 2020 Equity Incentive Plan Form of Stock Option Agreement.	By Reference	10-K	10.6	April 9, 2024
10.7#	Spruce Power Holding Corp. 2020 Equity Incentive Plan Form of Restricted Stock Unit Agreement.	By Reference	10-K	10.7	April 9, 2024
10.8#	Form of Indemnification Agreement between the Registrant and each officer and director.	By Reference	8-K	10.11	December 23, 2020
10.9	Amended and Restated Credit Agreement, dated July 12, 2022, among Spruce Power 2, LLC, as Borrower, Silicon Valley Bank, as Administrative Agent and the Issuing Bank, and the lenders from time to time party thereto.	By Reference	8-K	10.2	September 15, 2022
10.10	Credit Agreement, dated November 13, 2020, among Spruce Power 3, LLC, as Borrower, KeyBank National Association, as Administrative Agent and Issuing Bank, and the lenders from time to time party thereto.	By Reference	8-K	10.3	September 15, 2022
10.12#	Executive Employment Agreement, dated April 12, 2024, by and between Spruce Power Holding Corporation and Christopher Hayes	By Reference	10-Q	10.2	August 14, 2024
10.13#	Amended and Restated At-will Employment, Confidential Information Invention Assignment, and Arbitration Agreement, dated January 1, 2022, by and between Solar Service Experts and Jonathan M. Norling	By Reference	10-Q	10.1	August 14, 2024
10.14	Cooperation Agreement, dated June 21, 2024, by and among Spruce Power Holding Corporation, Clayton Capital Appreciation Fund, L.P. and Clayton Partners LLC	By Reference	8-K	10.1	June 24, 2024
10.15	Credit Agreement, dated as of June 26, 2024, among Spruce SET Borrower 2024, LLC, as Borrower, Barings GPSF LLC, as Facility Agent for the financial institutions that may from time to time become parties hereto as Lenders, Computershare Trust Company, National Association, as Collateral Agent and as Paying Agent and Lenders from time to time party thereto	By Reference	8-K	10.1	July 1, 2024

Exhibit No.	Description	Included	Form	Exhibit	Filing Date
10.16†	Credit Agreement, dated as of November 22, 2024, among Spruce Power 5 Borrower 2024, LLC, as Borrower, Banco Santander, S.A., New York Branch, as Facility Agent, Computershare Trust Company, National Association, as Collateral Agent, as Paying Agent and as Securities Intermediary and The Lenders from time to time party thereto	By Reference	8-K	10.1	November 26, 2024
10.17*#	Executive Severance Plan	Herewith
10.18	SP1 Facility Amendment	Herewith
16.1	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated February 5, 2025	By Reference	8-K	16.1	February 5, 2025
16.2	Letter from CohnReznick LLP to the Securities and Exchange Commission dated February 5, 2025	By Reference	8-K	16.2	February 5, 2025
19.1	Spruce Power Holding Corporation Insider Trading Policy	By Reference	10-K	19.1	March 31, 2025
21	Subsidiaries of the Registrant	Herewith
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm	Herewith
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
Herewith
32.1^*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
32.2^*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith
97*	Spruce Power Holding Corporation Clawback Policy	By Reference	10-K	97*	March 31, 2025
101.INS*	Inline XBRL Instance Document	Herewith
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Herewith
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Herewith
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	Herewith
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	Herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Herewith

Exhibit No.	Description	Included	Form	Exhibit	Filing Date
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Herewith
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

SPRUCE POWER HOLDING CORPORATION

Date: March 31, 2026	By:	/s/ Christopher Hayes
	Name:	Christopher Hayes
	Title:	Chief Executive Officer
(Principal Executive Officer)

SPRUCE POWER HOLDING CORPORATION

Date: March 31, 2026	By:	/s/ Thomas J. Cimino
	Name:	Thomas J. Cimino
	Title:	Chief Financial Officer and Head of Sustainability
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Person	Capacity	Date

/s/ Christopher Hayes	Chief Executive Officer and Director	March 31, 2026
Christopher Hayes	(Principal Executive Officer)

/s/ Thomas J. Cimino	Chief Financial Officer and Head of Sustainability	March 31, 2026
Thomas J. Cimino	(Principal Financial Officer and Principal Accounting Officer)

/s/ Shawn Kravetz	Director	March 31, 2026
Shawn Kravetz

/s/ Jonathan J. Ledecky	Director	March 31, 2026
Jonathan J. Ledecky

/s/ John P. Miller	Director	March 31, 2026
John P. Miller

/s/ Ja-chin Audrey Lee	Director	March 31, 2026
Ja-chin Audrey Lee

/s/ Clara Nagy McBane	Director	March 31, 2026
Clara Nagy McBane

/s/ Eric Tech	Director	March 31, 2026
Eric Tech