Form 10-K/A
period 2025-12-31
SPRUCE POWER HOLDING CORP
filed 2026-04-03
CIK 1772720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. I on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K of Spruce Power Holding Corporation (the “Company”) for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission on March 31, 2026 (the "Original Filing"). This Amendment is being filed:

•To correct an erroneous date for the Report of Independent Registered Public Accounting Firm, CohnReznick LLP (the “Auditor Report”); and

•To file the Consent of Independent Registered Public Accounting Firm, CohnReznick LLP (the "Auditor Consent"), which was inadvertently omitted in the Original Filing.

This Amendment is being filed solely to correct the erroneous date of the Auditor Report and to file the Auditor Consent. No other changes were made to the Original Filing. Further, no attempt has been made in this Amendment to modify or update the other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the registrant's other filings with the Securities and Exchange Commission.

This Amendment includes new certifications by the Company's principal executive officer and principal financial officer as Exhibits 31.1, 31.2, 32.1 and 32.2, and the Auditor Consent as Exhibit 23.2. This Amendment consists solely of the cover page, this explanatory note, a replacement of Item 8 in the Original Filing with the corrected date in the Auditor Report, a replacement of Item 15 in the Original Filing (including only those exhibits required for this Amendment), the signature page, and the exhibits referenced above.

1

Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements are presented beginning on page F-1 following this caption.
2

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements are presented beginning on page F-1 following this caption.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Spruce Power Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Spruce Power Holding Corporation (the “Company”) as of December 31, 2025, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of their operations and their cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CohnReznick LLP
New York, New York
March 31, 2026

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

2.List of financial statement schedules:
All schedules have been omitted since they are not applicable, or the required information is shown in the financial statements or notes thereto.

3.List of Exhibits required by Item 601 of Regulation S-K in this Annual Report on Form 10-K/A. See part (b) below.
(b)Exhibits.

Exhibit No.	Description	Included	Form	Exhibit	Filing Date
23.2*	Consent of CohnReznick LLP, independent registered public accounting firm	Herewith
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
*Filed herewith
^    In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K/A and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRUCE POWER HOLDING CORPORATION

Date: April 3, 2026	By:	/s/ Christopher Hayes
	Name:	Christopher Hayes
	Title:	Chief Executive Officer
(Principal Executive Officer)

SPRUCE POWER HOLDING CORPORATION

Date: April 3, 2026	By:	/s/ Thomas J. Cimino
	Name:	Thomas J. Cimino
	Title:	Chief Financial Officer and Head of Sustainability
(Principal Financial Officer and Principal Accounting Officer)