Form 10-K/A
period 2025-12-31
SPRUCE POWER HOLDING CORP
filed 2026-04-23
CIK 1772720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No.2)
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
As of April 8, 2026, 18,324,753 shares of the Registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Explanatory Note
This Amendment No. 2 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2025, of Spruce Power Holding Corporation (the “Company” or “Spruce Power”), filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026, as previously amended by Amendment No. 1 filed with the SEC on April 3, 2026 (the “Original Form 10-K”). The purpose of this Amendment is solely to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such proxy statement is filed no later than 120 days after December 31, 2025. At this time, the Company is filing this Amendment to include Part III information in our Annual Report on Form 10-K because the Company no longer expects to file a definitive proxy statement within 120 days of December 31, 2025. Accordingly, this Amendment is being filed solely to:

•amend and restate Part III of the Original Form 10-K as set forth herein;
•delete the reference on the cover page of the Original Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Original Form 10-K; and
•file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Form 10-K.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Our Executive Officers

The information concerning our executive officers required by this Item 10 is included in Part I of the Original Form 10-K filed with the SEC on March 31, 2026, under the caption “Information About Our Executive Officers.”

Our Board of Directors
Set forth below is information regarding each of the six members of the Board of Directors of Spruce Power (the "Board") as of the date of this filing:

Name	Age	Position with the Company
Christopher Hayes(1)	52	Chief Executive Officer, President and Chair of the Board
Eric Tech	62	Director
Shawn Kravetz	56	Director
Jonathan J. Ledecky	68	Director
John P. Miller	68	Director
Ja-chin Audrey Lee, Ph. D.	47	Director
Clara Nagy McBane	39	Director
(1) Information regarding Christopher Hayes and his qualifications is included in Part I of the Original Form 10-K filed on March 31, 2026, under “Information About Our Executive Officers.”

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
Shawn W. Kravetz is President and Chief Investment Officer of Esplanade Capital LLC, an investment management company he founded in 1999. He has over 20 years of experience investing in publicly traded renewable energy companies. Prior to founding Esplanade Capital LLC, Mr. Kravetz was a corporate executive and strategic advisor, including: Principal at The Parthenon Group, a leading strategy consulting boutique, where he advised chief executives on corporate strategy; Director of Strategic Planning and Corporate Development at The CML Group, where he oversaw activities at subsidiaries including NordicTrack, The Nature Company, and Smith & Hawken; Consultant with Monitor Company, a leading strategy consulting firm. Mr. Kravetz formerly served on the board of directors of Nevada Gold & Casinos, Inc. (formerly NYSE:UWN) from October 2016 until it was acquired by Maverick Gaming LLC in June 2019, where he was Chairman of the Corporate Governance and Nominating Committee. The Board believes Mr. Kravetz’s extensive capital markets expertise with a focus on smaller capitalization publicly traded equities, deep experience in corporate strategic planning and implementation and experience on public and not-for-profit boards allow him to bring valuable insights and knowledge to the Board.

Jonathan J. Ledecky has served as a member of our Board of Directors since our inception. From our inception until December 2020, Mr. Ledecky served as our Chair and Chief Executive Officer. Mr. Ledecky has been a co-owner of the National Hockey League’s New York Islanders franchise since October 2014. He also serves as an Alternate Governor on the Board of Governors of the NHL and as President of NY Hockey Holdings LLC. Mr. Ledecky has served as chairman of Ironbound Partners Fund LLC, a private investment management fund, since March 1999. He served as President and Chief Financial Officer and as a director of Newtown Lane Marketing, Incorporated, from October 2015 until October 2021, when it consummated its merger with Cyxtera Cybersecurity. He continued to serve as a director of the company (now Appgate Inc.) until July 2024. He served as the President and Chief Operating Officer and as a director of Northern Star Acquisition Corp. from September 2020 until it consummated an initial business combination with Barkbox, Inc., the leading global brand for dogs, in June 2021. Mr. Ledecky served as a director of Bark, Inc. until November 2022. He has also served as the President, Chief Operating Officer and director of Northern Star Investment Corp. II from November 2020 to December 2024, President, Chief Operating Officer and director of Northern Star Investment Corp. III from November 2020 to December 2024, President, Chief Operating Officer and director of Northern Star Investment Corp. IV from November 2020 to December 2024, and Chief Executive Officer, Chief Financial Officer and a director of Yale Transaction Finders Inc. since March 2022, each of which is a blank check company seeking to consummate a business combination. From August 2018 to December 2019, he served as Chairman and Chief Executive Officer of Pivotal Acquisition Corp. until it consummated its business combination with KLDiscovery In. (NYSE: KLDI). Mr. Ledecky continued to serve as a member of the board of KLDiscovery from its merger until June 2021. Mr. Ledecky’s lengthy history of acquisitions, and his knowledge of emerging market opportunities, provides a dynamic voice to board discussions and deliberations.
John P. Miller has served as a member of the Board since March 2022 and currently serves as our independent Lead Director. Mr. Miller has over 40 years of broad-based executive management experience in the transportation, manufacturing, and distribution industries in both public and private equity companies. From 2017 to 2021, he served as Chief Executive Officer of Power Solutions International (NASDAQ: PSIX), a leader in the design, engineering, and manufacturing of a broad range of advanced, emission-certified engines and power systems. Prior to Power Solutions, from 2008 to 2016, Mr. Miller served in operational and financial management positions of increasing responsibility at Navistar International Corporation, a global manufacturer and marketer of medium- and heavy-duty vehicles and parts, including as Senior Vice President of Operations and Corporate Finance. Mr. Miller has served on the board of directors of Capstone Green Energy Holdings, Inc. (OTC: CGEH) since February 2024. The Board believes that Mr. Miller brings extensive expertise in financial management and strategic planning, which is especially valuable to the Board as continued exploration of short- and longer-term growth strategies occurs.

Ja-chin Audrey Lee, Ph. D. has served as a member of the Board since April 2024. Dr. Lee is a clean energy executive with 20 years of experience in the private and public sectors. She is a strategic leader pioneering the next generation of energy solutions with expertise at the intersection of technology, product, and market development. Since January 2026, Dr. Lee has served as Chief Executive Officer of Lyra Power Technologies, Inc. From 2021 to May 16, 2025, Dr. Lee served as Senior Director of Datacenter Energy Partnerships at Microsoft Corporation, where she led a global strategic function that conducts energy system analysis, identifies risk and opportunities to decarbonize and secure power capacity for datacenters, develops the business case for energy technology solution integration, creates external partnership models, collaborates across internal datacenter development functions, and develops playbooks for implementation and scaling. From 2017 to 2020, she served as Vice President of Energy Services at Sunrun Inc., a leading provider of residential solar systems, where she helped steer the company’s transition to a leading distributed, behind-the-meter solar, storage, and energy services company. She serves on the board of directors of Redaptive, Inc., an Energy-as-a-Service provider that funds and installs energy-saving and energy-generating equipment. Dr. Lee volunteered as Co-Chair and Co-Founder of Clean Energy for Biden and currently serves on the Clean Energy for America Education Fund. Dr. Lee also serves on the governing board of the Linux Foundation Energy, a non-profit that provides a community to build shared digital investments to transform the energy sector. She previously served on the board of directors of ArcLight Clean Transition Corp. (NASDAQ: ACTC) until its merger with Proterra Inc. in June 2021. The Board believes that Dr. Lee’s substantial experience in the renewable energy industry and with critical power solutions allow her to bring extensive knowledge and insights into the Company’s business and growth strategies.

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

Audit Committee. The Company’s Audit Committee (the “Audit Committee”) is an “audit committee” for purposes of Section 3(a)(58)(A) of the Exchange Act. The Audit Committee currently has three members, John P. Miller (Chair), Jonathan J. Ledecky, and Clara Nagy McBane. John P. Miller is an audit committee financial expert under SEC rules as determined by the Board. All members of the Audit Committee are independent under the New York Stock Exchange listing standards and the heightened independence requirements applicable to audit committee members under SEC rules. All members of the Audit Committee are also financially literate in accordance with the New York Stock Exchange listing standards.

Insider Trading Policy

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees, and the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. The Company’s Insider Trading Policy prohibits our employees, including officers, and directors from pledging or engaging in hedging or similar transactions in the Company’s securities, including but not limited to, prepaid variable forwards, equity swaps, collars, exchange funds, puts, calls, and short sales. The Company’s Insider Trading Policy has been filed as Exhibit 19.1 to the Original Form 10-K.

Delinquent Section 16 Reports

Section 16(a) of the Exchange Act requires Company directors, executive officers and other persons who beneficially own more than 10% of the Company’s common stock, to file reports with the SEC regarding their initial stock ownership and any changes in their stock ownership. Based solely on a review of the reports filed for the fiscal year and related written representations, the Company believes that all of our executive officers and directors filed the required reports on a timely basis under Section 16(a), with the exception of a Form 3 report filed by Thomas J. Cimino on June 30, 2025 reporting his appointment as Interim CFO on June 5, 2025, a Form 4 report filed by Thomas J. Cimino on December 11, 2025 reporting a transaction on December 8, 2025, a Form 4 report filed by Clara Nagy McBane on December 17, 2025 reporting a transaction on June 24, 2025, a Form 4 report filed by John P. Miller on February 6, 2026 reporting a transaction on June 24, 2025, a Form 4 filed by Ja-chin Audrey Lee, Ph.D on February 20, 2026 reporting a transaction on June 24, 2025, and a Form 4 filed by Jonathan J. Ledecky on February 20, 2026 reporting a transaction on June 24, 2025.

Code of Conduct and Ethics
The Company has adopted a code of conduct and ethics that applies to all of our employees, including our chief executive officer and principal executive officer and principal financial and accounting officers. The text of the code of conduct and ethics is posted on our website at www.sprucepower.com under the Governance, Documents and Charters section of our Investors page and will be made available to stockholders without charge, upon request, in writing to the attention of our Corporate Secretary at Spruce Power Holding Corporation, 820 Gessner Rd, Suite 500, Houston, Texas 77024. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive officer and principal financial officer will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of the New York Stock Exchange.

Item 11. Executive Compensation

Executive Officer Compensation

The Company qualifies as a “smaller reporting company” under the rules promulgated by the SEC, and has elected to comply with the disclosure requirements applicable to smaller reporting companies. This section explains our executive compensation program for our named executive officers (“NEOs”) and the decisions made with respect to the compensation of our NEOs in 2025. This section also describes the process of the Company’s Compensation Committee (the “Compensation Committee”) and Board for making compensation decisions, as well as the rationale for specific decisions related to the fiscal year ended December 31, 2025.

Our NEOs for 2025 were:

Name	Position
Christopher Hayes	President and Chief Executive Officer
Thomas J. Cimino	Chief Financial Officer
Jonathan M. Norling	Chief Legal Officer
Sarah Weber Wells	Former Chief Financial Officer

Compensation Practices & Policies

We believe the following practices and policies within our program promote sound compensation governance and are in the best interests of our stockholders and executives:

What We Do	What We Don't Do
Maintain anti-hedging and anti-pledging policies	No tax gross ups
Provide for "double-trigger" equity award vesting and severance benefits upon a change in control	No repricing or exchange of underwater options without stockholder approval
Use an independent compensation consultant	No option or stock appreciation rights granted below fair market value
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

The Role of the Independent Consultant. The Compensation Committee engages an independent compensation consultant to provide expertise on competitive pay practices, program design, and an objective assessment of any inherent risks of any programs. Pursuant to authority granted to it under its charter, the Compensation Committee has engaged Meridian Compensation Partners, LLC (“Meridian”) as its independent consultants. Meridian reports directly to the Compensation Committee and has not provided any additional services to management. The Compensation Committee has conducted [an independence assessment] of Meridian in accordance with SEC rules.

The Role of Peer Group Companies. The Compensation Committee strives to set a competitive level of total compensation for each NEO as compared with executive officers in similar positions at peer companies. For purposes of setting 2025 compensation levels, the Compensation Committee did not reference a specific peer group or conduct formal benchmarking, but subjectively took into account publicly available data of similarly sized and situated companies and industry specific survey data. This market data was not the sole determinant in setting pay levels for the NEOs. Actual pay levels can be above or below the targeted levels depending on the Compensation Committee’s subjective evaluation of factors such as experience, individual or company performance, tenure, employee potential, unique skills, criticality of the position to the Company, and other factors. In general, the Compensation Committee desires to balance general internal and external equity and reserves the right to use discretion to deviate when necessary to recruit employees and/or retain the right talent.

2025 Executive Compensation Program in Detail

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

Annual Incentives

The 2025 Short-Term Incentive Compensation Plan (“STIC”) provided our NEOs the opportunity to earn a performance-based annual cash bonus. The STIC is administered by the Compensation Committee with input from our Chief Executive Officer. Under the STIC, each NEO’s target annual bonus opportunity is expressed as a percentage of the NEO’s base salary and is established based on the NEO’s level of responsibility and his or her ability to impact overall results. These targets were established based on recommendations from our independent consultant. Target award opportunities for 2025 were as follows:

Name	2025 Base Salary	Bonus Target (% of Base Salary)	Bonus at Target ($)
Christopher Hayes	$650,000	100%	$650,000
Sarah Weber Wells(1)	$345,000	50%	$172,500
Thomas J. Cimino(2)	$350,000	75%	$262,500
Jonathan M. Norling	$315,000	50%	$157,500
(1) Ms. Wells ceased serving as the Company’s CFO as of May 14, 2025.
(2) Mr. Cimino’s appointment as CFO was effective December 1, 2025. From June 5, 2025 through November 30, 2025, Mr. Cimino served as Interim CFO and compensation for his services was paid to a consulting firm.

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

Organizational Performance Measures. The selected organizational performance objectives for 2025 and their respective weightings are outlined below:

Corporate Profitability	30%
Operations & Servicing Excellence	40%
Reporting Accuracy & Timeliness	30%
Total	100%

The selected corporate profitability measures for 2025 and their threshold, target, stretch, and maximum performance levels are outlined below:

Corporate Performance Measure	Threshold	Target	Stretch	Maximum
Adjusted Free Cash Flow(1)	$ 2,700,00	$ 5,400,00	$ 10,000,00	$ 15,000,00
New Business Net Revenue	$ 1,600,00	$ 3,200,00	$ 5,000,00	$ 15,000,00
Systems/Contracts Owned	74,730	85,000	90,000	95,000
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

The selected operations & servicing excellence objectives for 2025 involved (1) the PPA lease portfolio’s adjusted gross collections, (2) average customer care satisfaction ratings, and (3) the portfolio technology build-out.

The selected reporting accuracy & timeliness objectives for 2025 related to the Company’s internal and external reporting.

Departmental Performance Measures. Departmental performance measures are respective to each NEO’s department(s) of responsibility in the Company. The average of the weighted scores of each NEO’s respective department(s) is used to measure the NEO’s departmental performance.

The selected departmental performance objectives for 2025, respective to NEO Jonathan Norling, weightings are outlined below:

Legal	80%
Asset Disposition	20%
Total	100%

STIC Results. In determining bonus target achievement, the Compensation Committee measured results against goals, and additionally considered other events that occurred during the fiscal year, for which NEO leadership was critical, as well as each NEO’s performance. Ms. Wells did not receive a payout as she ceased serving as CFO prior to the end of 2025. The payouts under the STIC to our NEOs for 2025 performance were approved in February 2026 at the following levels:

Name	Actual Bonus Value	Percentage of Target Bonus
Christopher Hayes	$650,000	100%
Jonathan M. Norling	$118,125	75%
Thomas J. Cimino (1)	$21,875	100%
(1) As Mr. Cimino was appointed as CFO effective December 1, 2025, his offer letter provided that his 2025 bonus would be 1/12 of his annual target amount. Mr. Cimino earned 100% of such bonus amount.

Long-Term Equity Incentives

In 2025, the Compensation Committee determined that all long-term equity incentives would be granted in the form of restricted stock units (“RSUs”), with a four-year vesting schedule of 25% per year on the anniversary date of grant. The Compensation Committee believes that RSUs best align the interests of award recipients with those of our stockholders based on recommendations from our independent consultant. The long-term nature of the RSUs creates performance and retention incentives for recipients.

The Company continues to evolve as a business and recognizes that the structure of our equity program must evolve with the transition of our business strategy. The Compensation Committee continues to evaluate its approach to long-term equity incentive compensation and is committed to putting forth a program that aligns the interest of our executives and stockholders each year.

The 2025 awards for each NEO were as follows:

Name	RSUs	RSUs Grant Date Fair Value(1) ($)
Christopher Hayes	539,040	$894,806
Thomas J. Cimino	60,000	$310,800
Jonathan M. Norling	230,500	$382,630
Sarah Weber Wells	—	$—
(1) Individual award amounts reflect the grant date fair values of such awards computed in accordance with FASB ASC Topic 718.

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

Policies and Practices Related to the Grant of Certain Equity Awards

Our long-term incentive compensation does not currently include regular stock option grants. In fiscal 2025, such compensation consisted solely of RSUs. Outside of the annual grant cycle, we may make RSU or stock option awards in connection with a new hire package, retention grant or severance package. Equity awards, including stock options, are not granted in anticipation of the release of material non-public information, and the release of material non-public information is not timed on the basis of option or other equity grant dates.

2025 Summary Compensation Table
The following table sets forth information regarding the compensation to our NEOs for the years ended December 31, 2025 and 2024.

Name and principal position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards($)(4)	Nonequity incentive plan compensation ($)	All Other Compensation ($)(5)	Total ($)
Christopher Hayes	2025	650,000	650,000	894,806	—	—	2,000	$2,196,806
President and CEO (6)	2024	450,000	650,000	269,391	773,500		26,875	$2,169,766
Thomas J. Cimino(7)	2025	514,332	21,875	—	—	—	538	$536,745
Chief Financial Officer
Sarah Weber Wells	2025	115,000	—	—	—	—	11,842	$126,842
Former Chief Financial Officer and Head of Sustainability (8)	2024	315,577	163,358	430,852	—	—	11,539	$921,326
Jonathan M. Norling	2025	315,000	118,125	382,630	—	—	—	$815,755
Chief Legal Officer	2024	313,269	100,000	430,852	—	—	—	$844,121

(1) The amount shown in this column for Mr. Cimino reflects (i) $494,040 paid to a consulting firm for Mr. Cimino’s services as Interim CFO from June 5, 2025 through November 30, 2025, and (ii) $20,292 of salary paid to Mr. Cimino from December 1, 2025 through December 31, 2025 as a full-time employee of the Company.
(2) The amounts in this column reflect the amount earned under the STIC in 2025 and 2024. In each case, these amounts were paid in the year following the year in which the performance criteria were achieved. For fiscal year 2024, amounts were previously reported for amounts the Company paid to the NEOs in 2023 for 2022 performance under the STIC.
(3) Amounts shown in this column reflect the grant date fair value for restricted stock units granted during the fiscal years ended December 31, 2025 and 2024 to our NEOs, computed in accordance with FASB ASC Topic 718, based on the closing price of the Company’s stock on the date of grant. The amounts for 2024 now reflect the grant date fair value for restricted stock units granted during the fiscal year ended December 31, 2024.
(4) Amounts shown in this column reflect the grant date fair value for options granted during the fiscal years ended December 31, 2025 and 2024 to our NEOs, calculated using the Black-Scholes option pricing model based on assumptions set forth in Note 12 to the Company’s financial statements in its Annual Report on Form 10-K.
(5) For fiscal year 2024, includes (i) $26,875 paid to Mr. Hayes in connection with his Board service prior to becoming the CEO; and (ii) an $11,539 Company contribution to Ms. Wells’ 401(k) plan.
(6) Mr. Hayes was appointed as the Company’s President and CEO effective as of April 12, 2024.
(7) Mr. Cimino was appointed as the Company’s CFO effective December 1, 2025. From June 5, 2025 through November 30, 2025, Mr. Cimino served as Interim CFO of the Company.
(8) Ms. Wells ceased serving as the Company’s CFO as of May 14, 2025.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table shows certain information with respect to unexercised options and unvested restricted stock units held by our NEOs as of December 31, 2025. Ms. Wells did not hold any options or unvested restricted stock units as of December 31, 2025.

Outstanding Equity Awards at 2025 Fiscal Year-End
Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Christopher Hayes	73,807	221,422 (2)	—	3.74	04/12/34
	1,968	—	—	54.48	5/26/2031
	446	—	—	113.36	2/26/2031
	35,801	—	—	2.16	2/6/2030
	11,934	—	—	1.92	5/24/2028
						66,477(3)	338,368	—	—
						539,040(4)	2,743,714
Thomas J. Cimino						60,000(5)	305,400	—	—
Jonathan M. Norling						15,625(6)	79,531	—	—
						32,312(7)	164,468	—	—
						89,265(8)	454,359	—	—
						230,500(9)	1,173,245	—	—

(1) The amounts in this column represent the aggregate fair market value of restricted stock unit awards as of December 31, 2025, based on the closing price of the Company’s common stock on December 31, 2025, which was $5.09.
(2) These options vest as to 73,807 shares on each of April 12, 2026, April 12, 2027, and April 12, 2028.
(3) These restricted stock units vest as to 22,159 shares on each of April 12, 2026, April 12, 2027, and April 12, 2028.
(4) These restricted stock units vest as to 134,760 shares on each of May 12, 2026, May 12, 2027, May 12, 2028 and May 12, 2029.
(5) These restricted stock units vest as to 15,000 shares on each of December 8, 2026, December 8, 2027, December 8, 2028, and December 8, 2029.
(6) These restricted stock units vest on September 9, 2026.
(7) These restricted stock units vest as to 16,156 shares on each of April 3, 2026 and April 3, 2027.
(8) These restricted stock units vest as to 29,755 shares on each of April 1, 2026, April 1, 2027, and April 1, 2028.
(9) These restricted stock units vest as to 57,625 shares on each of May 12, 2026, May 12, 2027, May 12, 2028, and May 12, 2029.

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

Thomas J. Cimino

Mr. Cimino, who currently serves as Chief Financial Officer of the Company, is subject to an at-will employment offer letter dated December 1, 2025. The offer letter contemplates an annual base salary and certain other benefits. For fiscal year 2025, Mr. Cimino’s base salary was $350,000.

Mr. Cimino was issued equity awards effective on December 8, 2025, in the form of 60,000 RSUs. These equity awards vest in equal annual installments over four years following December 8, 2025, subject to Mr. Cimino’s continued service on the applicable vesting date restricted stock units.

Mr. Cimino is eligible to participate in the employee benefits offered by the Company in accordance with the applicable terms of the benefit program, plan or arrangement.

Mr. Cimino is eligible for full severance benefits and payments under the Executive Severance Plan discussed below effective June 1, 2026, and at 50% severance benefit through May 31, 2026.

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

Executive Severance Plan

Effective August 6, 2024, the Company adopted an Executive Severance Plan, which provides severance payments and benefits if employment with the Company terminates under certain circumstances specified in the Plan. Participants include the CEO and the CFO, and other executives as recommended by the CEO and approved by the Board or Compensation Committee.

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

2025 Director Compensation

Name(1)	Fees earned or paid in cash ($)(2)	Stock awards ($)(3)	Total ($)(4)

Kevin Griffin	36,250	—	36,250
Shawn Kravetz	28,750	—	28,750
Jonathan J. Ledecky	65,000	150,000	215,000
John P. Miller	120,000	150,000	270,000
Ja-chin Audrey Lee, Ph.D	62,500	150,000	212,500
Clara Nagy McBane	67,500	150,000	217,500

(1) Mr. Hayes is not included in this table as he is not separately compensated for his Board service for any period of time in which he was employed by the Company. Mr. Hayes’ executive compensation is included under “Executive Compensation” above.
(2) The amounts in this column reflect Board fees earned for the fiscal year ended December 31, 2025.
(3) The amounts in this column reflect the grant date fair value of grants of RSUs to each non-employee director on June 24, 2025, calculated in     accordance with ASC Topic 718, based on the closing price of the Company’s common stock on the grant date. As of December 31, 2025, Mr. Griffin held 2,414 vested stock options, Mr. Ledecky held 75,000 unvested RSUs and 2,414 vested stock options, Mr. Miller held 75,000 unvested RSUs, Ms. Lee held 119,776 unvested RSUs, and Ms. McBane held 122,170 unvested RSUs.
(4) The amounts in this column reflect total compensation received by each non-employee director for the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 8, 2026 for (a) all NEOs set forth in Item 11 above, (b) each of our current directors and director nominees, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. The Company deemed shares of our common stock that may be acquired by an individual or group within 60 days of April 8, 2026 pursuant to the exercise of options or warrants or the vesting of restricted stock units to be outstanding for the purpose of computing the percentage ownership of such individual or group, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, the Company believes that the stockholders named in this table have sole voting and investment power with respect to all shares of our common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 18,324,753 shares of our common stock outstanding on April 8, 2026.

	Shares Beneficially Owned
Name and Address	Number	Percent
Directors and Named Executive Officers(1)
Christopher Hayes(2)	444,205	2.4%
Thomas J. Cimino	—	*
Jonathan M. Norling(3)	154,086	*
Eric Tech(4)	209,319	1.1%
Shawn Kravetz(5)	319,382	1.7%
Jonathan J. Ledecky(6)	426,235	2.3%
John P. Miller	128,826	*
Ja-chin Audrey Lee, Ph. D.(7)	94,777	*
Clara Nagy McBane	33,817	*
Sarah Weber Wells(8)	57,338	*
All directors and executive officers as a group (9 persons)	1,810,647	9.6%
Five Percent Holders:
Steel Partners Holdings L.P.(9)	3,366,567	18.4%

*Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.
(1) The business address of the stockholder is c/o Spruce Power Holding Corporation, 820 Gessner Rd, Suite 500, Houston, Texas 77024.
(2) Consists of (a) 89,522 shares held of record, (b) options to purchase 197,764 shares of our common stock, and (c) restricted stock units as to 156,919 shares, which vest within 60 days of April 8, 2026.
(3) Includes (a) 96,461 shares held of record and (b) restricted stock units as to 57,625 shares, which vest within 60 days of April 8, 2026.
(4) Consists of (a) 48,232 shares held of record, (b) 102,099 shares held in trusts of which Mr. Tech is the co-trustee and has or shares investment and voting power, (c) options to purchase 52,738 shares of our common stock, (d) 3,125 shares held by one of Mr. Tech's daughters, and (e) 3,125 shares held by one of Mr. Tech’s daughters. Mr. Tech disclaims ownership of the shares of our common stock held by his daughters.
(5) Consists of (a) 8,000 shares held of record, and (b) 311,382 shares held by Esplanade Capital, an investment firm of which Mr. Kravetz is President and Chief Investment Officer.
(6) Consists of (a) 95,696 shares held of record, (b) options to purchase 2,414 shares of our common stock, and (c) 328,125 shares held by Ironbound Partners Fund, LLC, an affiliate of Mr. Ledecky. Notwithstanding his dispositive and voting control over such shares, Mr. Ledecky disclaims beneficial ownership of the shares of our common stock held by Ironbound Partners Fund, LLC, except to the extent of his proportionate pecuniary interest therein.
(7) Consists of (a) 72,389 shares held of record and (b) restricted stock units as to 22,388 shares, which vest within 60 days of April 8, 2026.
(8) Consists of 57,338 shares held of record. The beneficial ownership information for Ms. Wells is based on the most recent information provided to the Company as of the time Ms. Wells ceased to serve as Chief Financial Officer, which was May 14, 2025.
(9) Steel Partners Holdings L.P. (“Steel Partners”) filed a Schedule 13D/A on March 16, 2026, reporting that it beneficially owned 3,259,706 shares of our common stock, with shared voting power and shared dispositive power over all of such shares. The beneficial ownership by Steel Partners in the table reflects an update from Form 4 report filed by Steel Partners on April 9, 2026, reporting that it beneficially owned 3,366,567 shares of Common Stock as of April 8, 2026. The address of Steel Partners is 590 Madison Avenue, 32nd Floor, New York, NY 10022.

Equity Compensation Plan Information
The following table summarizes share information, as of December 31, 2025, for the Company’s equity compensation plans and arrangements, consisting of the XL Fleet Corp. 2020 Equity Incentive Plan and XL Hybrids, Inc. 2010 Equity Incentive Plan. New awards may only be made under the 2020 Equity Incentive Plan.

Plan Category	Number of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants, and Rights(1) (a)	Weighted-Average Exercise Price Of Outstanding Options, Warrants, and Rights(1) (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)(c)(2)
Equity compensation plans approved by security holders	4,159,272	[*]	6,291,990
Equity compensation plans not approved by security holders	—	—	—
Total	4,159,272	$—	6,291,990
(1) Consists of options with respect to 484,770 shares outstanding as of December 31, 2025 and RSUs with respect to 3,674,502 shares un-vested as of December 31, 2025. The weighted-average exercise price does not take the RSUs into account.
(2) Under the Spruce Power Holding Corp. 2020 Equity Incentive Plan, on the first day of each fiscal year of the Company until the second day of fiscal year 2030, the number of shares that may be issued from time to time pursuant to the Plan, shall be increased by an amount equal to the lesser of (i) 5% of the number of outstanding shares of Common Stock on such date and (ii) an amount determined by the Board, unless it has delegated power to act on its behalf to the Compensation Committee, in which case the amount shall be determined by the Compensation Committee. Notwithstanding the foregoing, the maximum number of shares that may be issued as ISOs under the Plan shall be 260,000,000.

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

Director Independence

New York Stock Exchange listing standards require a majority of our directors and each member of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee to be independent. In addition, our Corporate Governance Guidelines require a majority of our directors to be independent. The Board determined that all of our directors are independent, except for Mr. Hayes, due to his employment by our Company, and Mr. Tech, due to his employment as the Company’s Chief Executive Officer from December 2021 until February 1, 2023. Specifically, the following directors are independent under New York Stock Exchange listing standards: Mr. Kravetz, Mr. Ledecky, Mr. Miller, Ms. Lee and Ms. McBane. In addition, based on such standards, the following person who served as a director during 2025 but is no longer a director was independent: Kevin Griffin.

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

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, standalone subsidiary audits, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and include fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with services not captured in the other categories, including subscriptions to research tools and registration fees for seminars and/or conferences.

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
Fees Billed by Deloitte & Touche LLP and CohnReznick LLP
The following table presents fees for professional audit services rendered by CohnReznick LLP for the audit of the Company’s annual financial statements and fees billed for other services rendered by CohnReznick LLP for the year ended December 31, 2025, and Deloitte & Touche LLP for the audit of the Company’s annual financial statements and fees billed for other services rendered by Deloitte & Touche LLP for the years ended December 31, 2024.

	2025	2024
Audit Fees:(1)	$1,638,000	$3,261,056
Audit Related Fees:(2)	372,750	435,000
Tax Fees:(3)	453,037	108,000
Other Fees:(4)	813	5,551
Total Aggregate Fees:	$2,464,600	$3,809,607

(1) Audit Fees consisted of audit work performed in the preparation of financial statements, work during the fiscal year to implement standards and controls under Sarbanes-Oxley procedures.
(2) Audit Related Fees were related to the Company’s standalone subsidiary annual reports required by lender agreements.
(3) Tax Fees were related to tax consulting services.
(4) All other fees were related to subscriptions to research tools and registration fees for seminars and/or conference.
The percentage of services set forth above in the categories (audit related fees and tax fees), that were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) (relating to the approval of a de minimis amount of non-audit services after the fact but before completion of the audit), was 0%.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(b) Exhibits

The following exhibits are filed with this Amendment.

Exhibit No.	Description	Included	Form	Filing Date
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

SPRUCE POWER HOLDING CORPORATION

Date:	April 23, 2026	By:	/s/ Christopher Hayes
		Name:	Christopher Hayes
		Title:	Chief Executive Officer