Form 10-Q
period 2026-03-31
SPRUCE POWER HOLDING CORP
filed 2026-05-14
CIK 1772720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
___________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
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
As of May 7, 2026, 18,369,300 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

		PAGE
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	5
	Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 (unaudited)	5
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2026 and 2025 (unaudited)	7
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests for the Three Months Ended March 31, 2026 and 2025 (unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025 (unaudited)	9
	Notes to Unaudited Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	40

PART II- OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	43
Item 6.	Exhibits	44
SIGNATURES		46
CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to future events or our future financial performance including, but not limited to, statements regarding our plans, strategies and prospects, both business and financial, our growth plans, future financial and operating results, costs and expenses, our ability to continue as a going concern and to repay or refinance our debt prior to the applicable maturity date, the outcome of contingencies, financial condition, results of operations, liquidity, our ability to continue as a going concern, cost savings, business strategies, and other statements that are not historical facts. Forward-looking statements generally are characterized by the use of certain words or phrases (and their derivatives) such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “opportunity,” “plan,” “goals,” “target” “predict,” “potential,” “estimate,” “should,” “will,” “would,” “continue,” “likely,” and similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These statements are based upon our current plans and strategies, management’s assumptions and expectations about future events, and market conditions, and reflect our current assessment of the risks and uncertainties related to our business and are made as of the date of this report. There can be no assurance that actual future results, performance or achievements of, or trends affecting, us will not differ materially from any future results, performance, achievements or trends expressed or implied by such forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from historical results or the forward-looking statements contained herein, including but not limited to:
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
•We are subject to risks relating to our outstanding debt, including risks relating to rising interest rates, the risk that we may not have sufficient cash flow to pay our debt, the risk that we may not maintain compliance with financial or other covenants relating to our outstanding debt, and the risk that we may not be able to continue as a going concern if we are unable to repay or refinance our debt prior to the applicable maturity dates.
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

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are more fully described in Part II, Item 1A under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in Part I, Item 1A under the heading “Risk Factors”, within our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2026 (the “Annual Report”). These factors are not exhaustive. Other sections of this Quarterly Report on Form 10-Q, such as Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 describe additional factors that could adversely affect the business, financial condition or results of operations of the Company and its consolidated subsidiaries. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Part I - Financial Information
Item 1. Financial Statements
Spruce Power Holding Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	As of
(In thousands, except share and per share amounts)	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$50,017	$54,842
Restricted cash	35,608	38,303
Accounts receivable, net of allowance for credit losses of $0.6 million and $0.8 million as of March 31, 2026 and December 31, 2025, respectively	18,806	15,748
Interest rate swap assets, current	4,025	3,791
Prepaid expenses and other current assets	2,890	3,189
Total current assets	111,346	115,873
Investment related to SEMTH master lease agreement	133,181	132,843
Property and equipment, net	553,057	561,388
Interest rate swap assets, non-current	9,998	9,990
Intangible assets, net	7,550	7,830
Deferred rent assets	4,964	4,872
Right-of-use assets, net	3,998	4,208
Other assets	274	269
Total assets[1]	$824,368	$837,273
Liabilities, stockholders’ equity and noncontrolling interests
Current liabilities
Accounts payable	$1,135	$1,916
Accrued expenses and other current liabilities	19,443	20,308
Non-recourse debt, current	207,923	213,826
Deferred revenue, current	1,168	1,222
Lease liability, current	945	945
Interest rate swap liabilities, current	399	545
Total current liabilities	231,013	238,762
Non-recourse debt, non-current	460,340	462,942
Deferred revenue, non-current	3,947	3,831
Lease liability, non-current	3,952	4,181
Unfavorable solar renewable energy agreements, net	606	807
Interest rate swap liabilities, non-current	1,222	1,633
Other long-term liabilities	3,949	3,865
Total liabilities[2]	705,029	716,021
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value; 350,000,000 shares authorized at March 31, 2026 and December 31, 2025; 20,041,252 and 18,170,425 shares issued and outstanding at March 31, 2026, respectively, and 20,041,252 and 18,170,425 shares issued and outstanding at December 31, 2025, respectively	2	2
Additional paid-in capital	482,340	481,327
Accumulated deficit	(357,329)	(354,404)

Treasury stock at cost, 1,870,827 shares and 1,870,827 at March 31, 2026 and December 31, 2025, respectively	(8,095)	(8,095)
Total stockholders’ equity	116,918	118,830
Noncontrolling interests	2,421	2,422
Total equity	119,339	121,252
Total liabilities, stockholders’ equity and noncontrolling interests	$824,368	$837,273
See Notes to Unaudited Condensed Consolidated Financial Statements.
(1) The Company’s consolidated assets include $34.3 million of assets from consolidated variable interest entities (“VIEs”) as of March 31, 2026 that can only be used to settle obligations of VIEs, see Note 11 Noncontrolling Interests.
(2) The Company’s consolidated liabilities include $1.7 million of liabilities from consolidated variable interest entities (“VIEs”) as of March 31, 2026, for which creditors do not have recourse to the general credit of the Company, see Note 11 Noncontrolling Interests.

Spruce Power Holding Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share and share amounts)	2026	2025

Revenues	$23,420	$23,834
Operating expenses:
Cost of revenues - solar energy systems depreciation	7,272	7,285
Cost of revenues - operations and maintenance	1,169	3,916
Selling, general and administrative expenses	11,580	14,666
Gain on asset disposal, net	(449)	(335)
Total operating expenses	19,572	25,532
Income (loss) from operations	3,848	(1,698)
Other (income) expense:
Interest income	(4,784)	(5,267)
Interest expense, net	12,287	12,667
Change in fair value of interest rate swaps	(800)	6,237
Other expense (income)	—	(21)
Net loss	(2,855)	(15,314)
Less: Net income attributable to noncontrolling interests	70	24
Net loss attributable to stockholders	$(2,925)	$(15,338)
Net loss per share, basic and diluted	$(0.16)	$(0.84)
Net loss attributable to stockholders per share, basic and diluted	$(0.16)	$(0.84)
Weighted-average shares outstanding, basic and diluted	18,170,425	18,187,637

See Notes to Unaudited Condensed Consolidated Financial Statements.

Spruce Power Holding Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests (Unaudited)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Total Stockholder's Equity	Noncontrolling Interests	Total Equity
(In thousands, except share data)	Shares	Amount			Shares	Amount
Balance at December 31, 2025	20,041,252	$2	$481,327	$(354,404)	1,870,827	$(8,095)	$118,830	$2,422	$121,252
Capital distributions to noncontrolling interests	—	—	—	—	—	—	—	(71)	(71)
Stock-based compensation expense, net	—	—	1,013	—	—	—	1,013	—	1,013
Net income (loss)	—	—	—	(2,925)	—	—	(2,925)	70	(2,855)
Balance at March 31, 2026	20,041,252	$2	$482,340	$(357,329)	1,870,827	$(8,095)	$116,918	$2,421	$119,339

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholder's Equity	Noncontrolling Interests	Total Equity
(In thousands, except share data)	Shares	Amount			Shares	Amount
Balance at December 31, 2024	19,403,262	$2	$478,366	$(328,377)	1,092,208	$(6,277)	$143,714	$2,438	$146,152
Issuance of restricted stock	28,732	—	—	—	—	—	—	—	—
Share Repurchases	—	—	—	—	298,952	(808)	(808)	—	(808)
Capital distributions to noncontrolling interests	—	—	—	—	—	—	—	(77)	(77)
Stock-based compensation expense, net	—	—	826	—	—	—	826	—	826
Net income (loss)	—	—	—	(15,338)	—	—	(15,338)	24	(15,314)
Balance at March 31, 2025	19,431,994	$2	$479,192	$(343,715)	1,391,160	$(7,085)	$128,394	$2,385	$130,779

See Notes to Unaudited Condensed Consolidated Financial Statements.

Spruce Power Holding Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2026	2025

Operating activities:
Net loss	$(2,855)	$(15,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation, net	1,013	826
Bad debt expense	435	244
Amortization of deferred revenue	(85)	(86)
Depreciation and amortization expense	7,509	7,548
Amortization related to unfavorable solar renewable energy agreements	(93)	(748)
Accretion expense	86	80
Change in fair value of interest rate swaps	(800)	6,237
Interest income related to SEMTH master lease agreement	(4,344)	(4,521)
Gain on disposal of assets	(449)	(335)
Change in operating right-of-use assets and lease liability	(20)	(20)
Amortization of debt discount and deferred financing costs	1,580	1,637
Changes in operating assets and liabilities:
Accounts receivable, net	(3,492)	(5,285)
Deferred rent assets	(91)	(258)
Prepaid expenses and other current assets	298	1,566
Other assets	(5)	—
Accounts payable	(781)	(212)
Accrued expenses and other current liabilities	(745)	(714)
Other long-term liabilities	(5)	—
Deferred revenue	147	231
Net cash used in operating activities	(2,697)	(9,124)
Investing activities:
Proceeds from sale of solar energy systems	1,442	1,357
Proceeds from investment related to SEMTH master lease agreement	3,892	4,527
Cash paid for acquisitions	—	(1,621)
Purchases of other property and equipment	—	(87)
Net cash provided by investing activities	5,334	4,176
Financing activities:
Payment of deferred financing costs	(1,908)	—
Repayments of non-recourse debt	(8,178)	(6,846)
Share repurchases	—	(808)
Capital distributions to noncontrolling interests	(71)	(77)
Net cash used in financing activities	(10,157)	(7,731)
Net change in cash and cash equivalents and restricted cash:	(7,520)	(12,679)
Cash and cash equivalents and restricted cash, beginning of period	93,145	109,148
Cash and cash equivalents and restricted cash, end of period	$85,625	$96,469
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,552	$6,275
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

In addition to the Company’s core solar service offerings, the Company generates cash flows and earns interest income from customer contracts related to a master lease agreement, which is referred to in these condensed consolidated financial statements as the “SEMTH Master Lease”.

The Company holds subsidiary fund companies, defined below as the Funds, that own and operate the Company’s portfolio of home solar energy systems, which are subject to solar lease agreements (“SLAs”) and power purchase agreements (“PPAs”, together with the SLAs, “Customer Agreements”) with residential customers who benefit from the production of electricity generated by the Company’s portfolio of home solar energy systems, which may qualify for subsidies, renewable energy credits and other incentives as provided by the federal government and various states and local agencies. These benefits have generally been retained by the Company's subsidiaries that own the systems, with the exception of the investment tax credit (“ITCs”) under Section 48 of the Internal Revenue Code, as amended (the “IRC”), which were generally passed through to the various financing partners of the solar energy systems.

Going Concern
These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) assuming the Company will continue as a going concern.

The Company’s debt obligations under the SP1 Facility and SP2 Facility are non-recourse to the Company (see Note 7. Non-Recourse Debt). With regards to the SP1 Facility, on March 27, 2026, the Company entered into the SP1 Facility Amendment, as defined below, to extend the maturity of this facility to October 30, 2026 (the “Amended SP1 Maturity Date”), unless a signed term sheet for a long-term financing is obtained, in which case the extended maturity date will be January 30, 2027. With regards to the SP2 Facility, the maturity date is May 14, 2027 (the “SP2 Maturity Date”), see Note 7. Because (i) the Amended SP1 Maturity Date and the SP2 Maturity Date are within twelve months from the date the accompanying unaudited condensed consolidated financial statements are issued, (ii) the Company has not yet entered into a commitment to refinance the SP1 or SP2 Facility, (iii) the Company has determined that it is unlikely to have sufficient cash on hand or proceeds from currently available liquidity sources to satisfy the SP1 Facility at the Amended SP1 Maturity Date or the SP2 Facility at the SP2 Maturity Date, (iv) the Company had negative working capital of $119.7 million as of March 31, 2026 solely due to the current maturity of the SP1 Facility at that date, and (v) the Company has experienced recurring net losses and negative cash flows from operations for the three months ended March 31, 2026 and 2025, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
The Company plans to refinance the SP1 Facility prior to the Amended SP1 Maturity Date and the SP2 Facility prior to the SP2 Maturity Date consistent with the Company’s historical financing strategy for investing in solar assets on a leveraged basis. The Company has commenced preliminary discussions with potential lenders with respect to the SP1 Facility, which are currently being reviewed by management. The Company’s management believes that such refinancing will be completed prior to the Amended SP1 Maturity Date. However, the Company can offer no assurances it will be able to obtain financing at acceptable terms or at all. Therefore, the Company has concluded that there is substantial doubt about its ability to continue as a going concern. Should the Company be unsuccessful in refinancing the SP1 Facility or the SP2 Facility, this could result in a foreclosure of collateral and negatively impact operations. Further, an event of default on the SP1 Facility, if not cured in the permittable time allowed under the agreement, would result in a cross default on the Second Key Bank Credit Agreement, which is also non-recourse.
Note 2. Summary of Significant Accounting Policies
Basis of unaudited condensed consolidated financial statement presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. The accompanying unaudited condensed consolidated balance sheet as of March 31, 2026 has been derived from the Company’s audited condensed consolidated financial statements included in the Annual Report. The Company has condensed or omitted certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As such, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and accompanying notes included in its Annual Report.
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
The Company's accompanying unaudited condensed consolidated financial statements include the accounts of its wholly owned subsidiaries and two controlled variable interest entities (“VIEs”), for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the Company’s presentation as of and for the quarter ended March 31, 2026, and such reclassifications had no effect on the Company’s previously reported financial position, results of operations, or cash flows.
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of income and expenses during the reporting period. The Company’s most significant estimates and judgments involve (i) valuation allowance on deferred income taxes, (ii) valuation of stock-based compensation, (iii) the useful lives of certain assets and liabilities, including property and equipment, and intangible assets, (iv) the allowance for credit losses, (v) asset retirement obligations, (vi) relative fair value of asset acquisitions,
(vii) the fair value estimates of long-lived assets in impairment analysis, (viii) valuation models used in determining future principal debt amortization on certain credit facilities, (ix) future cash flows for the SEMTH Master Lease, and (x) fair value of interest rate swaps. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Discontinued Operations
For the periods presented within these condensed consolidated financial statements, amounts related to discontinued operations were determined to be immaterial. Accordingly, such amounts are not presented separately and are included within continuing operations. The amounts presented as of December 31, 2025 and for the three-month period ended March 31, 2025 were revised to reflect this presentation.
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
The Company’s initial investments in Volta Solar Owner II, LLC and ORE F4 HoldCo, LLC (collectively, the “Funds”) were determined to be variable interests in VIEs and remained as such as of March 31, 2026 and December 31, 2025.
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
Concentration of credit risks and revenue
Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivables, net. At times, the Company may hold cash balances at a single bank in excess of the Federal Deposit Insurance Corporation deposit insurance limit of $250,000. At March 31, 2026 and December 31, 2025, the Company had cash in excess of the federal deposit insurance limit. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as most of the balances are invested in treasury bills, which are government backed securities.
For the three months ended March 31, 2026, the Company had no customers that represented at least 10% of the Company’s revenues. For the three months ended March 31, 2025 the Company had one customer that represented 12% of the Company’s revenues.
As of March 31, 2026 the Company had one customer that represented 47% of the Company’s accounts receivable balance related to solar renewable energy credits. As of December 31, 2025 the Company had one customer receivable balance related to solar renewable energy credits that represented 41% of the Company’s accounts receivable balance.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted cash

Restricted cash held at March 31, 2026 and December 31, 2025 of $35.6 million and $38.3 million, respectively, primarily consists of cash that is subject to restriction due to provisions in the Company's financing agreements and the operating agreements of subsidiary fund companies. The carrying amount reported in the unaudited condensed consolidated balance sheets for restricted cash approximates its fair value.

The following table provides a reconciliation of cash and cash equivalents and restricted cash to the total amounts shown within the unaudited condensed consolidated statements of cash flows for each period ended:

	Three Months Ended
(Amounts in thousands)	March 31, 2026	March 31, 2025
Cash and cash equivalents	$50,017	$61,924
Restricted cash	35,608	34,545
Total cash, cash equivalents and restricted cash	$85,625	$96,469
Accounts receivable, net
Accounts receivable, net primarily represent amounts due from the Company’s customers. The Accounts Receivable, net balances as of December 31, 2025 and 2024, were $15.7 million and $15.0 million, respectively. Accounts receivable is recorded net of allowance for credit losses, which is determined by the Company’s assessment of the collectability of customer accounts based on the best available data at the time of the assessment. Management reviews the allowance for credit losses by considering factors such as historical experience, contractual term, aging category and current and forecasted economic conditions that may affect customers. The following table presents the changes in the allowance for credit losses recorded against accounts receivable, net on the unaudited condensed consolidated balance sheets:

	As of
(Amounts in thousands)	March 31, 2026	December 31, 2025
Balance at the beginning of the period	$790	$757
Write-off of uncollectible accounts	(578)	(1,268)
Provision for current expected credit losses	435	1,301
Balance at the end of the period	$647	$790

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Investment related to SEMTH Master Lease and interest income
The Company accounts for its investment related to the SEMTH, as defined below, master lease agreement in accordance with Accounting Standards Codification (“ASC”) 325-40, Investments—Other—Beneficial Interests in Securitized Financial Assets. The SEMTH Master Lease includes 20 year use rights to customer payment streams of approximately 22,500 home SLAs and PPAs. The Company recognizes accretable yield as interest income over the life of the related beneficial interest using the effective yield method, which is reflected within interest income in the unaudited condensed consolidated statements of operations in the amount of $4.3 million and $4.6 million for the three months ended March 31, 2026 and 2025, respectively. On a recurring basis, the Company evaluates changes in the cash flows expected to be collected from the cash flows previously projected, and when favorable or adverse changes are deemed other than temporary, the Company prospectively updates its expectation of cash flows to be collected, which may impact the allowance for credit losses if the cash flow change is unfavorable, and recalculates the amount of accretable yield for the related beneficial interest. Assumptions used in the development of the expected cash flows include expected cash inflows related to the market utility rates in the states where these solar assets are located and expected cash outflows associated with operating and maintenance of these solar assets.
Impairment of long-lived assets
The Company reviews long-lived assets, such as property and equipment and intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. The Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluates the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value. There were no long-lived asset impairment charges recognized during the three months ended March 31, 2026 and 2025.
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
The following table presents the detail of the Company’s revenues as reflected within the unaudited condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
PPA revenues	$7,554	$7,896
SLA revenues	10,032	9,940
Solar renewable energy credit revenues	4,174	3,855
Performance-based incentives	332	68
Servicing revenues	213	649
Intangibles amortization, unfavorable solar renewable energy revenue agreements	93	748
Other revenue	1,022	678
Total	$23,420	$23,834
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

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
•SLA revenues - The Company has SLAs, which do not meet the definition of a lease under ASC 842, Leases, and are accounted for as contracts with customers under ASC 606. Revenue is recognized on a straight-line basis over the contract term as the obligation to provide continuous access to the solar energy system is satisfied. The amount of revenue recognized may not equal customer cash payments due to the performance obligation being satisfied ahead of cash receipt or evenly as continuous access to the solar energy system has been provided. The differences between revenue recognition and cash payments received are reflected as deferred rent assets on the unaudited condensed consolidated balance sheets. The deferred rent asset balances as of December 31, 2025 and 2024, were $4.9 million and $3.7 million, respectively. Certain SLAs contain provisions to provide customers a performance guarantee that each solar energy system will achieve certain specified minimum solar energy production output. If the solar energy system does not produce the guaranteed production amount, the Company is obligated to pay a performance guarantee calculated as the product of (a) the shortfall production amount and (b) guaranteed rate per kWh as defined in the SLA.

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
The Company recognizes revenues for SRECs based on pricing predetermined within the respective contracts at a point in time when the SRECs are transferred. As SRECs can be sold separate from the actual electricity generated by the renewable-based generation source, the Company accounts for the SRECs it generates from its solar energy systems as governmental incentives and does not consider those SRECs output of the underlying solar energy systems. The Company classifies these SRECs as inventory held until sold and delivered to third parties. As the Company uses the incremental cost method and did not incur any incremental costs beyond the costs of producing the related electricity to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of March 31, 2026 and December 31, 2025.

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

Deferred revenue

Deferred revenue consists of amounts for which the criteria for revenue recognition have not yet been met and includes prepayments received for unfulfilled performance obligations that will be recognized on a straight-line basis over the remaining term of the respective customer agreements. The deferred revenue balances as of March 31, 2025 and December 31, 2024, were $4.1 million and $4.0 million, respectively. Deferred revenue, in the aggregate, as of March 31, 2026 and December 31, 2025 was $5.1 million and $5.0 million, respectively.

During each of the three months ended March 31, 2026 and the three months ended March 31, 2025, the Company recognized revenues of $0.1 million related to deferred revenue as of December 31, 2025 and 2024.

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
Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of March 31, 2026 and December 31, 2025, there were no uncertain tax positions taken or expected to be taken in the Company’s tax returns.
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
The Company did not recognize any tax related interest or penalties during the periods presented in the accompanying unaudited condensed consolidated financial statements, however, would record any such interest and penalties as a component of the provision for income taxes. There has historically been no federal or state provision for income taxes since the Company has historically incurred net operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three months ended March 31, 2026 and 2025, the Company recognized no provision for income taxes, consistent with its losses incurred and the full valuation allowance against its deferred tax assets. As a result, the Company's effective income tax rate was 0% for the three months ended March 31, 2026 and 2025.

Effective July 4, 2025, new U.S. tax legislation (the “New Tax Act”) was enacted. The New Tax Act extends the provisions of the 2017 Tax Cuts and Jobs Act and makes other changes to U.S. federal tax law. The Company has assessed the impact of the New Tax Act under ASC 740, Income Taxes, on its condensed consolidated financial statements and does not expect a related material effect on its condensed consolidated financial statements and income tax disclosures for interim and annual periods subsequent to July 4, 2025.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Segment reporting

Segment reporting is based on the management approach, following the method that management organizes the Company’s operating segments for which separate financial information is made available to, and evaluated regularly by, the Company’s chief operating decision maker (“CODM”) in allocating resources and in assessing performance. The Company is organized and managed as a single operating and reportable segment, which engages in the sole business of providing solar energy and related services to its customers, and as of March 31, 2026 and 2025, the Company had one operating and reportable segment. For the three months ended March 31, 2025, the information being provided to the CEO is at a more detailed breakdown of relevant expenses and as a result the Company has recast the prior period. See Note 14. Segment Information for further information.

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
Recent Accounting Pronouncements Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, (“ASU 2023-09”). The ASU enhances the transparency and decision usefulness of income tax disclosures by requiring additional disaggregation of information related to the effective tax rate reconciliation, income taxes paid, and income tax expense and pretax income by jurisdiction. The Company adopted ASU 2023-09 on a prospective basis effective January 1, 2025. Accordingly, the enhanced income tax disclosures are presented beginning in fiscal year 2025, and prior period disclosures have not been recast. The adoption of this guidance did not have an impact on the Company’s consolidated results of operations, financial position, or cash flows, as the amendments relate solely to disclosure requirements.

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

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 3. Acquisition
NJR Acquisition
On November 22, 2024, the Company acquired approximately 9,800 solar energy systems from the subsidiary of a publicly traded, regulated utility company for $132.5 million (the “NJR Acquisition”) pursuant to an asset purchase agreement . The solar energy systems acquired have an average remaining contract life of approximately 11 years. The NJR Acquisition was funded in part by the proceeds from the concurrent issuance of the SP5 Facility, as defined below (See Note 7. Non-Recourse Debt) and $22.7 million of the Company’s cash balances. Pursuant to the NJR Acquisition, the Company was obligated to acquire approximately 200 additional solar energy systems, subject to those systems having achieved operational milestones.
The NJR Acquisition has been accounted for as acquisitions of assets, wherein the total consideration paid was allocated to the assets acquired and liabilities assumed based on their relative fair value. The Company’s determination of the fair value of assets acquired and liabilities assumed was based on an independent third-party valuation, which involved significant estimates and assumptions, including Level 3 (unobservable) inputs, using the income method approach to value long-lived assets. The Company engages third-party appraisal firms to assist in the fair value determination, however management is responsible for, and ultimately determines the fair value. The Company estimated the fair value of the NJR Acquisition to be approximately $132.5 million, inclusive of transaction costs of $0.3 million, all of which was allocated to the solar energy systems.
During the three months ended March 31, 2025, the Company acquired 83 additional solar energy systems, in the aggregate, for approximately $1.6 million in cash, inclusive of transaction costs of $0.1 million.
During the year ended December 31, 2025, the Company acquired 200 additional systems pursuant to the NJR Acquisition for approximately $5.3 million in cash, inclusive of transaction costs of approximately $0.1 million.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 4. Property and Equipment, Net
Property and equipment, net consisted of the following as of March 31, 2026 and December 31, 2025:

	As of
(Amounts in thousands)	March 31, 2026	December 31, 2025
Solar energy systems	$641,162	$642,299
Less: Accumulated depreciation	(88,561)	(81,430)
Solar energy systems, net	$552,601	$560,869

Furniture and fixtures	$529	$529
Computers and related equipment	306	306
Leasehold improvements	113	113
Gross other property and equipment	948	948
Less: Accumulated depreciation	(492)	(429)
Other property and equipment, net	$456	$519

Property and equipment, net	$553,057	$561,388
Cost of revenues - solar energy systems depreciation within the unaudited condensed consolidated statements of operations relates to depreciation expense of the Company’s solar energy systems. For the three months ended March 31, 2026 and 2025 the related amounts were $7.3 million.
Depreciation expense related to other property and equipment is included within selling, general and administrative expenses within the unaudited condensed consolidated statements of operations, and for each of the three months ended March 31, 2026 and 2025 was less than $0.1 million.
Note 5. Intangible Assets, Net
The following table presents the details of intangible assets, net as recorded in the unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025:

			As of
(Amounts in thousands)	Estimated Life (in Years)	Weighted Average Amortization (in Years)	March 31, 2026	December 31, 2025
Intangible assets:
Solar renewable energy agreements	1.8 to 4.8	1.8	$340	$340
Performance based incentives agreements	11.8	8.4	3,240	3,240
Trade name	28.8	26.8	8,400	8,400
Gross intangible assets		22.2	11,980	11,980
Less: Accumulated amortization			(4,430)	(4,150)
Intangible assets, net			$7,550	$7,830

Amortization of intangible assets for each of the three months ended March 31, 2026 and 2025 was $0.3 million, of which $0.1 million and $0.2 million were recorded within revenue and selling, general and administrative expenses, respectively, for each of the periods.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2026, expected amortization of intangible assets for each of the five succeeding fiscal years and thereafter is as follows:

As of
(Amounts in thousands)	March 31, 2026
Remainder of 2026	$842
2027	978
2028	878
2029	805
2030	737
Thereafter	3,310
Total	$7,550
Note 6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of March 31, 2026 and December 31, 2025:

	As of
(Amounts in thousands)	March 31, 2026	December 31, 2025
Accrued interest	$10,700	$7,682
Accrued professional fees	2,336	2,314
Accrued contingencies (See Note 12. Commitments and Contingencies)	1,575	3,002
Accrued compensation and related benefits	1,703	3,486
Accrued expenses, other	1,422	1,668
Accrued taxes, stock-based compensation	1,444	1,444
Accrued operating and maintenance	263	712
Accrued expenses and other current liabilities	$19,443	$20,308

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 7. Non-Recourse Debt

The following table provides a summary of the Company’s non-recourse debt as of March 31, 2026 and December 31, 2025:

(Amounts in thousands)	Due	March 31, 2026	December 31, 2025
SVB Credit Agreement, SP1 Facility (1)	October 30, 2026	$173,702	$177,515
Second SVB Credit Agreement, SP2 Facility (1)	May 14, 2027	68,808	70,670
KeyBank Credit Agreement, SP3 Facility (1)	November 13, 2027	48,097	49,223
Second KeyBank Credit Agreement (1)	April 28, 2030	160,955	160,955
Barings GPSF Credit Agreement, SET Facility	April 17, 2042	127,827	128,140
Banco Santander Credit Agreement, SP5 Facility	November 22, 2027	107,954	109,017
Less: Unamortized fair value adjustment (1)		(15,143)	(16,471)
Less: Unamortized deferred financing costs		(3,937)	(2,281)
Total non-recourse debt		668,263	676,768
Less: Non-recourse debt, current		(207,923)	(213,826)
Non-recourse debt, non-current		$460,340	$462,942

(1) Fair value adjustment is being amortized to interest expense over the life of the related debt instruments using the effective interest method. Amortization expense for the fair value adjustment and deferred financing costs for the three months ended March 31, 2026 and 2025 were $1.6 million and $1.6 million , respectively.

The SP1 Facility includes debt service reserve letter of credits with related amounts outstanding of $17.1 million as of March 31, 2026 and December 31, 2025. The SP2 and SP3 Facilities also include debt service reserve letter of credits with related amounts outstanding of $6.0 million, and $4.1 million, respectively, as of March 31, 2026 and December 31, 2025.

All amounts outstanding under the SP1 Facility are included in non-recourse debt, current in the unaudited condensed consolidated balance sheet as of March 31, 2026. The effective interest rate on the SP1 Facility was 6.60% and 7.01% as of March 31, 2026 and December 31, 2025, respectively.

On March 27, 2026, the Company entered into an amendment (the “SP1 Facility Amendment”) which modifies the term of the SP1 Facility with Silicon Valley Bank (the “SP1 Facility”) and extended the maturity date to October 30, 2026 (the “Amended SP1 Maturity Date”), unless a signed term sheet for a long-term financing is obtained, in which case the Amended SP1 Maturity Date will be January 30, 2027. Under the terms of the SP1 Facility Amendment, the applicable margin is 2.75% per annum from the effective date of the SP1 Facility Amendment to October 30, 2026, and 3.25% per annum thereafter. The SP1 Facility Amendment includes a cross-default provision with the Second Key Bank Credit Agreement.

The Company’s credit agreements related to each of its non-recourse debts require the Company to be in compliance with various covenants, and the Company was in compliance with those required covenants as of March 31, 2026. The SP1, SP2, and SP3 Facilities requires the Company to enter into and maintain Interest Rate Hedging Agreements on a pro rata basis to the extent necessary to provide interest rate protection of at least 75% but in no event greater than 100% of the aggregate principal amounts outstanding.

Certain of the Company’s credit agreements require the Company, on a quarterly basis, to consider loan to value ratios when determining current and future debt principal payments, which are subject to change. As of March 31, 2026, the principal maturities of the Company’s debt were as follows:

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31,
(Amounts in thousands)	2026
2026	$199,981
2027	215,049
2028	20,846
2029	22,213
2030	155,498
Thereafter	73,756
Total	$687,343
Note 8. Interest Rate Swaps
The purpose of the Company’s swap agreements is to convert the floating interest rate on its credit agreements, discussed above, to a fixed rate. As of March 31, 2026 and December 31, 2025, the notional amount of the interest rate swaps covered approximately 91% and 89%, respectively, of the balance of the Company’s floating rate term loans as of each period end. See Note 9. Fair Value Measurements for further information on the Company’s determination of the fair value of its interest rate swaps.
During the three months ended March 31, 2026, the aggregate impact of the Company’s interest rate swaps was a gain of $2.2 million, of which $0.8 million related to favorable changes in the fair value of the interest rate swaps within the unaudited condensed consolidated statements of operations, and $1.4 million related to realized gains from settlements of the interest rate swaps, which are recognized within interest expense, net in the unaudited condensed consolidated statements of operations.
During the three months ended March 31, 2025, the aggregate impact of the Company’s interest rate swaps was a loss of $4.1 million, of which $6.2 million related to unfavorable changes in the fair value of the interest rate swaps within the unaudited condensed consolidated statements of operations, and $2.1 million related to realized gains from settlements of the interest rate swaps, which are recognized within interest expense, net in the unaudited condensed consolidated statements of operations.
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
The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

	Fair Value Measurements as of March 31, 2026
(Amounts in thousands)	Level I	Level II	Level III	Total
Asset:
Interest rate swaps	$—	$14,023	$—	$14,023
Money market accounts	52,859	—	—	52,859
Total	$52,859	$14,023	$—	66,882

Liabilities:
Interest rate swaps	$—	$1,621	$—	$1,621
Total	$—	$1,621	$—	$1,621

	Fair Value Measurements as of December 31, 2025
(Amounts in thousands)	Level I	Level II	Level III	Total
Asset:
Interest rate swaps	$—	$13,781	$—	$13,781
Money market accounts	56,037	—	—	56,037
Total	$56,037	$13,781	$—	$69,818

Liabilities:
Interest rate swaps	$—	$2,178	$—	$2,178
Total	$—	$2,178	$—	$2,178
The fair value of the Company’s non-recourse debt as of March 31, 2026 and December 31, 2025 was $680.8 million and $692.5 million, respectively.
Note 10. Stock-Based Compensation Expense
Stock-based compensation expense for stock options and restricted stock units for the three months ended March 31, 2026 and 2025 were $1.0 million, and $0.8 million, respectively. As of March 31, 2026, there was $6.3 million of unrecognized compensation cost related to stock options and restricted stock units which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 2.5 years.
Stock Options
The Company grants stock options to certain employees that will vest over a period of one to four years. A summary of stock option award activity for the three months ended March 31, 2026 was as follows:

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2025	484,770	$9.30	6.5
Granted	—	—
Exercised	—	—
Cancelled or forfeited	—	—
Outstanding at March 31, 2026	484,770	$9.30	6.3
Exercisable at March 31, 2026	263,348	$13.97	4.8
The aggregate intrinsic value of stock options outstanding as of March 31, 2026 was less than $0.4 million. There were no stock options granted during the three months ended March 31, 2026.
A summary of stock option award activity for the three months ended March 31, 2025 was as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2024	488,385	$9.34	7.5
Granted	—	$—
Exercised	—	—
Cancelled or forfeited	—	—
Outstanding at March 31, 2025	488,385	$9.34	7.3
Exercisable at March 31, 2025	192,985	$17.86	4.5
The aggregate intrinsic value of stock options outstanding as of March 31, 2025 was $0.1 million.
Restricted Stock Units
The Company grants restricted stock units to certain employees that will generally vest over a period of four years. The fair value of restricted stock unit awards is determined by the fair value of the Company’s common stock at the date of grant. Restricted stock units activity during the three months ended March 31, 2026 was as follows:

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested, at December 31, 2025	3,674,502	$2.39
Granted	187,500	2.00
Vested	—	—
Cancelled or forfeited	(85,782)	2.22
Non-vested, at March 31, 2026	3,776,220	$2.37
Restricted stock units activity during the three months ended March 31, 2025 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested, at December 31, 2024	2,233,816	$4.60
Granted	—	—
Vested	(28,732)	5.92
Cancelled or forfeited	(153,945)	3.13
Non-vested, at March 31, 2025	2,051,139	$4.69

Note 11. Noncontrolling Interests
The following table summarizes the Company’s noncontrolling interests as of March 31, 2026:

Tax Equity Entity	Date Class A Member Admitted
ORE F4 Holdco, LLC	August 2014
Volta Solar Owner II, LLC	August 2017

The tax equity entities were structured at inception so that the allocations of income and loss for tax purposes will flip at a future date. The terms of the tax equity entities’ operating agreements contain allocations of taxable income (loss), Section 48(a) ITCs and cash distributions that vary over time and adjust between the members on an agreed date (referred to as the flip date). The operating agreements specify either a date certain flip date or an internal rate of return (“IRR”) flip date. The date certain flip date is based on the passage of a fixed period of time as defined in the operating agreements for each entity. The IRR flip date is the date on which the tax equity investor has achieved a contractual rate of return. From inception through the flip date, the Class A members' allocation of taxable income (loss) and Section 48(a) ITCs is generally 99% and the Class B members' allocation of taxable income (loss) and Section 48(a) ITCs is generally 1%. After the related flip date (or, if the tax equity investor has a deficit capital account, typically after such deficit has been eliminated), the Class A members' allocation of taxable income (loss) will typically decrease to 5% (or, in some cases, a higher percentage if required by the tax equity investor) and the Class B members' allocation of taxable income (loss) will increase by an inverse amount. Volta II Solar Owner II, LLC has not reached its flip date as of March 31, 2026, whereas ORE F4 Holdco, LLC has reached its flip date as of March 31, 2026.

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

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Total assets on the consolidated balance sheets include $34.3 million, of which $32.7 million relate to Property and equipment, net as of March 31, 2026 of assets held by the company’s VIEs, which can only be used to settle obligations of the VIEs. Total liabilities on the consolidated balance sheets include $1.7 million as of March 31, 2026 of liabilities that are the obligations of the Company's VIEs.

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
Securities Class Action Proceedings

On September 20, 2021, and October 19, 2021, two class action complaints were filed in the Delaware Court of Chancery against certain of the Company’s current officers and directors, and the Company’s sponsor of its special purpose acquisition company merger, Pivotal Investment Holdings II LLC. These actions were consolidated as in re XL Fleet Corp. (Pivotal) Stockholder Litigation, C.A. No. 2021-0808, and an amended complaint was filed on January 31, 2022. Defendants filed a motion to dismiss the amended complaint on May 13, 2022, and on July 11, 2022, plaintiffs filed a second amended complaint. The second amended complaint alleges various breaches of fiduciary duty against the Company and/or its officers, several allegedly misleading statements made in connection with the merger, and aiding and abetting breaches of fiduciary duty in connection with the negotiation and approval of the December 21, 2020 merger and organization of XL Hybrids, Inc., a Delaware corporation (“Legacy XL”) to become XL Fleet Corp. On August 19, 2022, defendants moved to dismiss the second amended complaint, which was granted in part and denied in part on June 9, 2023. The parties then engaged in discovery. On November 13, 2024, the Company filed a stipulation and settlement agreement seeking court approval to settle this matter in full for $4.75 million, which is currently accrued for as of December 31, 2024. On March 26, 2025, the court approved the stipulation and settlement agreement, and in April 2025, the Company paid the settlement amount of $4.75 million.

State Attorney Generals’ Investigations

In 2023, the Company received subpoenas from the attorneys general for the states of Connecticut, New Jersey, New York and Texas requesting information on the Company’s billing and operations practices. The Company has been timely responding to the states’ information requests and otherwise cooperating with these investigations and intends to continue to do so until they are resolved. In March 2026, the Company resolved the matter with the Connecticut Attorney General pursuant to a Stipulation that required the Company’s subsidiary Spruce Power 3, LLC to adhere to certain billing practices and pay a nominal fee. At this time, the Company estimates the potential loss to be approximately $0.1 million for the Connecticut matter, and has been accrued for as of March 31, 2026 (See Note 6. Accrued Expenses and Other Current Liabilities). At this time the Company is unable to estimate potential losses, if any, related to these matters in the remaining states.

BMZ USA, Inc.

On February 11, 2022, BMZ USA Inc. (“BMZ”), a battery manufacturer, sued XL Hybrids for breach of contract, alleging that XL Hybrids failed to timely purchase the full allotment of batteries required under a certain master supply agreement between the parties. In January 2024, BMZ obtained a judgment for $3.9 million against XL Hybrids, Inc. In June 2024, BMZ sought to enforce the judgment against the Company in Massachusetts Trial Court and that enforcement action was

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
dismissed in March 2025. In April 2025, BMZ sought to enforce the judgment against the Company in Colorado Superior Court, which was removed to Federal Court. That enforcement action was dismissed in March 2026 with BMZ potentially appealing at the highest level. No further subsequent appeal was entered by BMZ. As a result, the Company believes the loss is remote and the previous accrual of $1.2 million has been removed.

ITC Recapture Provisions

The IRS may disallow and recapture some, or all, of the ITCs due to improperly calculated basis after a project was placed in service ("Recapture Event"). If a Recapture Event occurs, Spruce Power is obligated to pay the applicable Class A Member a recapture adjustment, which includes the amounts the Class A Members are required to repay the IRS, including interest and penalties, as well as any third-party legal and accounting fees incurred by the Class A Members in connection to the Recapture Event, as specified in the operating agreements. Such a payment by Spruce Power to the Class A Members would not be considered a capital contribution to the fund per the operating agreements, nor would it be considered a distribution to the Class A Members. No Recapture Event was deemed probable by the Company, therefore no accrual was recorded as of March 31, 2026 and December 31, 2025.

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

Indemnities and Other Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. The duration of the Company’s indemnities and guarantees varies, however the majority of these indemnities and guarantees are limited in duration. Historically, the Company has not been obligated to make significant payments for such obligations, does not anticipate future payments, and as such, no reserve has been established and no other liabilities have been recorded for these indemnities and guarantees as of March 31, 2026 and December 31, 2025.

Insurance Claims and Recoveries related to Los Angeles Fires

In January 2025, a series of wildfires broke out in the Los Angeles area of California, resulting in real and personal property and natural resource damage, personal injuries and loss of life. Based on the Company’s current assessment, the Company wrote off approximately $0.2 million of net book value associated with the damaged solar assets during the three months ended March 31, 2025, which is reflected within gain on asset disposal, net in the unaudited condensed consolidated statements of operations. No material loss claims have been reported or recognized within the unaudited condensed consolidated financial statements as of March 31, 2026. In addition, the Company has recorded no related insurance recoveries as of March 31, 2026. The Company subsequently received insurance proceeds of $0.3 million in October 2025 related to the Los Angeles wildfires.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 13. Net Loss Per Share
The following is a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Amounts in thousands, except share and per share data)	2026	2025
Numerator:
Net loss attributable to stockholders	$(2,925)	$(15,338)
Denominator:
Weighted average shares outstanding, basic and diluted	18,170,425	18,187,637
Net loss attributable to stockholders per share, basic and diluted	$(0.16)	$(0.84)
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

Note 14. Segment Information

As of March 31, 2026 and December 31, 2025, the Company had one reportable segment, which sells electricity to homeowners and provides related services to the homeowners, as well as to third party owners.

The Company’s CODM is its chief executive officer (“CEO”) who is focused on strategic planning aimed at generating revenue and monetizing the Company’s home solar energy systems and its ability to provide top-tier related servicing solutions to its customers and third parties. The CEO is provided on a quarterly basis with the Company’s consolidated segment expenses, which the CEO utilizes to assess the Company’s performance and for making decisions about resource allocation. For the three months ended March 31, 2026, the information provided to the CEO is at a lower level of aggregation as presented within the unaudited condensed consolidated statements of operations. Beginning in the period ended June 30, 2025, the financial information provided to and utilized by the CEO reflects a more detailed breakdown of relevant expenses then previously provided and utilized in the period ended March 31, 2025 and prior quarters.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the Company’s significant segment expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Revenues	$23,420	$23,834
Expenses:
Cost of revenues - solar energy systems depreciation	7,272	7,285
Cost of revenues - operations and maintenance	1,169	3,916
Selling, general and administrative expenses - professional services	2,114	4,870
Selling, general and administrative expenses - compensation and benefits	6,114	7,033
Selling, general and administrative expenses - other	3,352	2,763
Interest expense, net	12,287	12,667
Other segment items, net (1)	(6,033)	614
Total expenses	26,275	39,148
Net loss	$(2,855)	$(15,314)

(1) Comprised of gain on asset disposal, net, interest income, change in fair value of interest rate swaps, other income, net, and net income (loss) from discontinued operations for each of the three months ended March 31, 2026 and 2025.

No segment asset information is presented in these unaudited condensed consolidated financial statements since the Company’s CEO does not review segment information at a different level or category other than that presented on the Company’s unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.
Note 15. Share Repurchase Program
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
The Company repurchased no shares of common stock under the Repurchase Program during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company repurchased 0.3 million shares of common stock under the Repurchase Program in open market transactions at a weighted-average price of $2.70 per share for an aggregate purchase price of $0.8 million, inclusive of transaction costs.

Note 16. Subsequent Events
Management has reviewed all events subsequent to March 31, 2026 and prior to the filing of these unaudited condensed financial statements, the Company has determined there have been no events that have occurred that would require adjustments or disclosures within the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our financial condition and results of operations. This discussion and analysis should be read together with our results of operations and financial condition and the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2026 as amended by the Annual Report on Form 10-K/A filed with the SEC on April 3, 2026 (the “Annual Report”). In addition to historical financial information, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions. Refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this Quarterly Report on Form 10-Q and under “Risk Factors” in Item 1A of the Annual Report.
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
Operating Highlights

For the three months ended March 31, 2026 and 2025, our revenues totaled $23.4 million and $23.8 million, respectively, while our net loss attributable to stockholders was $2.9 million and $15.3 million, respectively. Our financial performance during the three months ended March 31, 2026 was impacted by reductions in our operations and maintenance costs, reductions in our selling, general and administrative expenses, and fluctuations in the value of our interest rate swaps. See the section below titled “Results of Operations” in this Quarterly Report on Form 10-Q for more information on our operating results for the three months ended March 31, 2026 and 2025.

We focus on several core pillars in our operations and we strive to deliver operational excellence to our clean energy customers and the communities we serve. For the three months ended March 31, 2026, our portfolio generated approximately 105 thousand MWh of power, compared to the 123 thousand MWh of power for the three months ended March 31, 2025. We prioritize a high level of customer satisfaction through our in-house call centers and customer service support teams. For three months ended March 31, 2026, our customer satisfaction score was 81%. We also concentrate our efforts on a growth strategy focusing on accretive acquisitions and a capital-light approach expanding our existing service offerings through our Sprue Pro services platform. As a result of fully integrating the NJR Acquisition and limited deployment of new growth capital in 2025, revenues remained relatively flat for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Certain information above constitutes key operating metrics that we use to evaluate our operations, measure our performance and identify trends in our business. Some of our key operating metrics are estimates that are based on our management’s beliefs and assumptions and on information currently available to management. Although we believe we have a reasonable basis for each of these estimates, we caution that these estimates are based on a combination of assumptions that may prove to be inaccurate over time, and any inaccuracies could be material to our actual results when compared to our calculations. See the section titled “Risk Factors” in Item 1A of our Annual Report for more information. Furthermore, other companies may calculate these operating metrics differently than we do now or in the future, which would reduce their usefulness as a comparative measure.
Acquisition

In November 2024, we completed the NJR Acquisition acquiring 9,800 solar energy systems for approximately $132.5 million, pursuant to an asset purchase agreement. The NJR Acquisition was funded by proceeds from the concurrent issuance of the SP5 Facility (defined below) and $22.7 million of our cash.

During the three months ended March 31, 2025, we acquired 83 additional solar energy systems pursuant to the NJR Acquisition, for approximately $1.6 million in cash, inclusive of transaction costs of $0.1 million. During the three months ended March 31, 2026, no additional systems were acquired.
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

Operating Segments

For information about our operating segments, see “Segment reporting” in Note 2. Summary of Significant Accounting Policies and Note 14. Segment Information.

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
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
Information with respect to the unaudited condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 is presented below:

	Three Months Ended March 31, 2026
(in thousands)	2026	2025	$ Change	% Change
Revenues	$23,420	$23,834	$(414)	(2)%
Operating expenses:
Cost of revenues - solar energy systems depreciation	7,272	7,285	(13)	—%
Cost of revenues - operations and maintenance	1,169	3,916	(2,747)	(70)%
Selling, general and administrative expenses	11,580	14,666	(3,086)	(21)%
Gain on asset disposal, net	(449)	(335)	(114)	34%
Total operating expenses	19,572	25,532	(5,960)	(23)%
Income (loss) from operations	3,848	(1,698)	5,546	(327)%
Other (income) expense:
Interest income	(4,784)	(5,267)	483	(9)%
Interest expense, net	12,287	12,667	(380)	(3)%
Other expense, net	(800)	6,216	(7,016)	(113)%
Net loss	(2,855)	(15,314)	12,459	(81)%
Less: Net income attributable to noncontrolling interests	70	24	46	192%
Net loss attributable to stockholders	$(2,925)	$(15,338)	$12,413	(81)%

Revenues
Revenues decreased by $0.4 million, or 2%, to $23.4 million in the three months ended March 31, 2026 as compared to the same period in 2025. The decrease was due primarily to a $0.6 million reduction in non-cash amortization revenues related to capitalized intangible solar agreements as well as a $0.3 million decrease in PPA revenues due to buyouts and weather related impacts. This was partially offset by a modest $0.1 million increase in SLA revenues primarily related to the incremental NJR system acquisitions closed in the second half of 2025 and a $0.6 million net increase in SREC and performance based revenues.

Cost of Revenues — Solar Energy Systems Depreciation

Cost of revenues - solar energy systems depreciation was flat at $7.3 million in the three months ended March 31, 2026 as compared to the same period in 2025. A modest increase from incremental depreciation related to the NJR incremental acquisitions was offset by a reduction from buyouts.
Cost of Revenues — Operations and Maintenance

Cost of revenues - operations and maintenance (“O&M”) decreased by $2.7 million, or 70%, to $1.2 million in the three months ended March 31, 2026 as compared to $3.9 million in the same period in 2025 primarily due to cost reductions resulting from certain O&M efficiencies implemented in 2025 and carried forward into the first quarter 2026. These efficiencies include greater leverage of our asset management platform to streamline third party vendors management and return material authorizations processing as well as utilizing more in-house servicing teams. Additionally, the first half of 2025 included a significant meter upgrade effort on our solar energy systems which has been completed.
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses decreased by $3.1 million, or 21%, to $11.6 million in the three months ended March 31, 2026 as compared to $14.7 million in the same period in 2025 primarily due to a decrease in compensation and benefits driven by a decrease in labor force, lower professional and audit related fees, and a marginal decrease in net legal fees including litigation settlements. This was partially offset by a marginal increase in bad debt expense and other expenses associated with the debt extension.
Interest Income
Interest income of $4.8 million in the three months ended March 31, 2026 related to $4.3 million of interest income from the SEMTH Master Lease and $0.5 million interest earned on investments. In comparison, interest income of $5.3 million for the three months ended March 31, 2025 related to $4.5 million of interest income from the SEMTH Master Lease and $0.8 million of interest earned on investments.
Interest Expense, Net
Interest expense, net in the three months ended March 31, 2026 of $12.3 million consisted of $12.1 million of interest expense, $1.6 million related to the amortization deferred financing costs, partially offset by realized gains from settlements of our interest rate swaps of $1.4 million.
In comparison, interest expense, net in the three months ended March 31, 2025 consisted of $12.7 million $13.2 million of interest expense related to the principal amounts of our outstanding non-recourse debt and $1.6 million related to the amortization of debt discount and deferred financing costs, both partially offset by $2.1 million of net realized gains from settlements of our interest rate swaps.
Interest expense, net decreased marginally year over year due to the lower debt balance resulting from repaying principal debt in 2025. See Note 7. Non-Recourse Debt for further information on our debt and Note 8. Interest Rate Swaps for further information on our interest rate swaps.
Other Expense, net
Other expense, net of $0.8 million gain for the three months ended March 31, 2026 primarily related to the change in fair value of interest rate swaps due to changes in forecasted market interest rates, while other expense, net of $6.2 million loss for the three months ended March 31, 2025 primarily related to the change in fair value of interest rate swaps.

Liquidity and Capital Resources
As of March 31, 2026, we had negative working capital of $119.7 million resulting from the presentation of the principal amounts outstanding under the SP1 Facility as current debt as of that date. Our negative working capital included cash and cash equivalents and restricted cash of $85.6 million. We had net losses attributable to stockholders of $2.9 million and $15.3 million for the three months ended March 31, 2026 and 2025, respectively.
Our principal sources of liquidity include cash and cash equivalents and cash inflows from operations. We receive cash from certain of our wholly-owned subsidiaries specifically related to the portfolio servicing fees provided for under the relevant servicing agreements between us and the subsidiaries, as well as reimbursement for any expenses we pay on behalf of those subsidiaries, which are allowed under certain agreements related to those subsidiaries. Our cash requirements depend on many factors, including the execution of our business strategy. We may be required to utilize our cash to support certain current and future operations of our subsidiaries. We remain focused on managing costs, including capital expenditures, maintaining a strong balance sheet, and ensuring adequate liquidity. Our primary cash needs are debt servicing, acquisition of solar energy portfolios, operating expenses, and working capital to support the growth in our business. Working capital is impacted by the timing and extent of our business needs. See below discussions under “Cash Flows Summary” for the impact of our operations on our cash balances during the three months ended March 31, 2026 and 2025.

As of March 31, 2026, our aggregate debt balance was $668.3 million, net of $15.1 million of unamortized fair value adjustment and $3.9 million of unamortized deferred financing costs, all of which is non-recourse project-level debt. Our debt consists of five senior debt facilities and one subordinated debt facility, of which the earliest maturity date is October 30, 2026, unless a signed term sheet for a long-term financing is obtained, in which case the earliest maturity date is January 30, 2027 and has been classified as current at March 31, 2026. For additional information on our debt, refer to Note 7. Non-Recourse Debt included within the accompanying unaudited condensed consolidated financial statements.
These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) assuming the Company will continue as a going concern.

The Company’s debt obligations under the SP1 Facility and SP2 Facility are non-recourse to the Company (see Note 7. Non-Recourse Debt). With regards to the SP1 Facility, on March 27, 2026, the Company entered into the SP1 Facility Amendment, as defined below, to extend the maturity of this facility to October 30, 2026 (the “Amended SP1 Maturity Date”), unless a signed term sheet for a long-term financing is obtained, in which case the extended maturity date will be January 30, 2027. With regards to the SP2 Facility, the maturity date is May 14, 2027 (the “SP2 Maturity Date”). Because (i) the Amended SP1 Maturity Date and the SP2 Maturity Date are within twelve months from the date the accompanying unaudited condensed consolidated financial statements are issued, (ii) the Company has not yet entered into a commitment to refinance the SP1 or SP2 Facility, (iii) the Company has determined that it is unlikely to have sufficient cash on hand or proceeds from currently available liquidity sources to satisfy the SP1 Facility at the Amended SP1 Maturity Date or the SP2 Facility at the SP2 Maturity Dates, (iv) the Company had negative working capital of $119.7 million as of March 31, 2026 solely due to the current maturity of the SP1 Facility at that date, and (v) the Company has experienced recurring net losses and negative cash flows from operations for the three months ended March 31, 2026 and 2025, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company plans to refinance the SP1 Facility prior to the Amended SP1 Maturity Date and the SP2 Facility by the SP2 Maturity Date consistent with the Company’s historical financing strategy for investing in solar assets on a leveraged basis. The Company has commenced preliminary discussions with potential lenders with respect to refinancing the SP1 Facility, which are currently being reviewed by management. The Company’s management believes that such refinancing will be completed prior to the Amended SP1 Maturity Date. However, the Company can offer no assurances it will be able to obtain financing at acceptable terms or at all. Therefore, the Company has concluded that there is substantial doubt about its ability to continue as a going concern. Should the Company be unsuccessful in refinancing the SP1 Facility or the SP2 Facility, this could result in a foreclosure of collateral and negatively impact operations. Further, an event of default on the SP1 Facility, if not cured in the permittable time allowed under the agreement, would result in a cross default on the Second Key Bank Credit Agreement, which is also non-recourse.

Cash Flows Summary
Presented below is a summary of our operating, investing and financing cash flows:

	Three Months Ended
(Amounts in thousands)	March 31, 2026	March 31, 2025
Net cash provided by (used in)
Operating activities	$(2,697)	$(9,124)
Investing activities	5,334	4,176
Financing activities	(10,157)	(7,731)
Net change in cash and cash equivalents and restricted cash	$(7,520)	$(12,679)
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
Net cash used in operating activities improved by $6.4 million in the three months ended March 31, 2026 compared to the same period in 2025 primarily due to a decrease in the Net Loss primarily related to lower O&M and SG&A expenses during the three months ended March 31, 2026, discussed above. Net working capital changes remained consistent compared to the prior year quarter while accounts receivable increased primarily due to SREC receivables resulting in a negative impact on cash.
Cash Flows Provided by Investing Activities
The net cash provided by investing activities in the three months ended March 31, 2026 was $5.3 million, which primarily related to $3.9 million of proceeds from our investments under the SEMTH Master Lease and $1.4 million of proceeds from the sale of solar energy systems. There were no payments related to the acquisition or purchases of property and equipment in 2026 compared to $1.6 million paid for incremental NJR solar systems and $0.1 million paid for equipment in 2025.
The net cash provided by investing activities in the three months ended March 31, 2025 primarily related to $4.5 million of proceeds from the SEMTH investment and $1.4 million of proceeds from the sale of solar energy systems, partially offset by $1.6 million of net payments related to the NJR Acquisition.
Cash Flows Used in Financing Activities
The net cash used in financing activities in the three months ended March 31, 2026 was $10.2 million, which primarily related to $8.2 million for repayments of our non-recourse debt, and $1.9 million related to deferred financing costs incurred as part of the SP1 extension.
The net cash used in financing activities in the three months ended March 31, 2025 primarily related to $6.8 million for repayments of our non-recourse debt and $0.8 million related to shares repurchased under our Repurchase Program.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. Preparation of these unaudited condensed financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our most critical accounting estimates are those most important to the portrayal of its financial condition and results of operations and which require us to make its most difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Although management believes that its estimates and assumptions are reasonable, they are based on information available when they are made and, therefore, may differ from estimates made under different assumptions or conditions. Our critical accounting estimates are discussed within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. Other than the valuation models used in determining future principal debt amortization on certain of our credit facilities, there have been no other material changes to our critical accounting estimates during the three months ended March 31, 2026.

Our significant accounting policies are consistent with those discussed in Note 2. Summary of Significant Accounting Policies of our audited condensed consolidated financial statements in our Annual Report and Note 2. Summary of Significant Accounting Policies of our unaudited condensed consolidated financial statements in this Form 10-Q, and should be reviewed in connection with our critical accounting policies that require difficult, subjective and complex judgments.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.” The Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and communicated to its management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date. It should be noted that in designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at reaching that level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, see Legal Proceedings in Note 12. Commitments and Contingencies to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and incorporated herein by reference.
Item 1A. Risk Factors
Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties relating to the Company’s business disclosed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Additional risks that we are not yet aware of or that we currently believe are immaterial may also impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no share repurchases during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits

Exhibit No.	Description	Included	Form	Exhibit	Filing Date
2.1	Asset Purchase Agreement by and between NJR Clean Energy Ventures II Corporation, as Seller, and Spruce Power 5, LLC, as Buyer, dated as of November 22, 2024	By Reference	10-K	2.2	March 31, 2025
3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	8-K	3.1	December 23, 2020
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation	By Reference	8-K	3.1	October 6, 2023
3.3	Certificate of Amendment changing name of Registrant to Spruce Power Holding Corporation	By Reference	8-K	3.1	November 14, 2022
3.4	Amended and Restated Bylaws, as amended as of November 10, 2022	By Reference	8-K	3.2	November 14, 2022
10.1	Omnibus Amendment dated as of March 27, 2026	By Reference	10-K	10.18	March 31, 2026
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

SPRUCE POWER HOLDING CORPORATION

Date: May 14, 2026	By:	/s/ Christopher Hayes
	Name:	Christopher Hayes
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Thomas James Cimino
	Name:	Thomas James Cimino
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)