Form 10-K/A
period 2025-12-31
SPRUCE POWER HOLDING CORP
filed 2026-07-24
CIK 1772720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 3)
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
DOCUMENTS INCORPORATED BY REFERENCE:

None.

1

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K of Spruce Power Holding Corporation (the “Company”) for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026 (the "Original Filing"), as previously amended by Amendment No. 1 filed with the SEC on April 3, 2026 (the “Amendment No. 1”) and Amendment No. 2 filed with the SEC on April 23, 2026. This Amendment is being filed to amend Amendment No. 1 solely:

•To correct Exhibits 31.1, 31.2, 32.1 and 32.2 to reference this Amendment rather than the Original Filing.

•To file an updated Consent of Independent Registered Public Accounting Firm, CohnReznick LLP (the "CohnReznick Consent").

•To file an updated Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP (“Deloitte Consent” and, together with the CohnReznick Consent, the “Auditor Consents”).

This Amendment is being filed solely to correct the references from the Original Filing to this Amendment in Exhibits 31.1, 31.2, 32.1 and 32.2 and to file the Auditor Consents. This Amendment consists of the entire Amendment No. 1 in full. No changes were made to Amendment No. 1 except for Exhibits 31.1, 31.2, 32.1 and 32.2 and the Auditor Consents. Further, no attempt has been made in this Amendment to modify or update the disclosures presented in the Original Filing, as previously amended. This Amendment does not reflect events occurring after the date of the Original Filing except to the extent reflected in the previous amendments or to modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing, as previously amended, and the registrant's other filings with the Securities and Exchange Commission.

This Amendment includes new certifications by the Company's principal executive officer and principal financial officer as Exhibits 31.1, 31.2, 32.1 and 32.2, and the Auditor Consents as Exhibits 23.1 and 23.2. This Amendment consists solely of the cover page, this explanatory note, Item 8 as set forth in Amendment No. 1, Item 15 (including only those exhibits required for this Amendment), the signature page, and the exhibits referenced above.

2

Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements are presented beginning on page F-1 following this caption.
3

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

SPRUCE POWER HOLDING CORPORATION

Date: July 24, 2026	By:	/s/ Christopher Hayes
	Name:	Christopher Hayes
	Title:	Chief Executive Officer
(Principal Executive Officer)

SPRUCE POWER HOLDING CORPORATION

Date: July 24, 2026	By:	/s/ Thomas J. Cimino
	Name:	Thomas J. Cimino
	Title:	Chief Financial Officer and Head of Sustainability
(Principal Financial Officer and Principal Accounting Officer)