Form 10-Q
period 2026-06-30
SPRUCE POWER HOLDING CORP
filed 2026-08-13
CIK 1772720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
___________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 10, 2026, 19,252,186 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

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

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are more fully described in Part II, Item 1A under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in Part I, Item 1A under the heading “Risk Factors”, within our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2026 (as amended, the “Annual Report”). These factors are not exhaustive. Other sections of this Quarterly Report on Form 10-Q, such as Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 describe additional factors that could adversely affect the business, financial condition or results of operations of the Company and its consolidated subsidiaries. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Part I - Financial Information
Item 1. Financial Statements
Spruce Power Holding Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	As of
(In thousands, except share and per share amounts)	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$44,660	$54,842
Restricted cash	36,883	38,303
Accounts receivable, net of allowance for credit losses of $0.5 million and $0.8 million as of June 30, 2026 and December 31, 2025, respectively	25,719	15,748
Interest rate swap assets, current	4,358	3,791
Prepaid expenses and other current assets	2,710	3,189
Total current assets	114,330	115,873
Investment related to SEMTH master lease agreement	131,779	132,843
Property and equipment, net	544,765	561,388
Interest rate swap assets, non-current	10,567	9,990
Intangible assets, net	7,269	7,830
Deferred rent assets	5,596	4,872
Right-of-use assets, net	3,820	4,208
Other assets	274	269
Total assets[1]	$818,400	$837,273
Liabilities, stockholders’ equity and noncontrolling interests
Current liabilities
Accounts payable	$1,409	$1,916
Accrued expenses and other current liabilities	16,093	20,308
Non-recourse debt, current	269,617	213,826
Deferred revenue, current	1,146	1,222
Lease liability, current	941	945
Interest rate swap liabilities, current	173	545
Total current liabilities	289,379	238,762
Non-recourse debt, non-current	392,958	462,942
Deferred revenue, non-current	4,503	3,831
Lease liability, non-current	3,718	4,181
Unfavorable solar renewable energy agreements, net	380	807
Interest rate swap liabilities, non-current	448	1,633
Other long-term liabilities	4,096	3,865
Total liabilities[2]	695,482	716,021
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value; 350,000,000 shares authorized at June 30, 2026 and December 31, 2025; 21,120,498 and 19,249,671 shares issued and outstanding at June 30, 2026, respectively, and 20,041,252 and 18,170,425 shares issued and outstanding at December 31, 2025, respectively	2	2
Additional paid-in capital	482,502	481,327
Accumulated deficit	(354,010)	(354,404)

Treasury stock at cost, 1,870,827 shares and 1,870,827 at June 30, 2026 and December 31, 2025, respectively	(8,095)	(8,095)
Total stockholders’ equity	120,399	118,830
Noncontrolling interests	2,519	2,422
Total equity	122,918	121,252
Total liabilities, stockholders’ equity and noncontrolling interests	$818,400	$837,273
See Notes to Unaudited Condensed Consolidated Financial Statements.
(1) The Company’s consolidated assets include $34.7 million of assets from consolidated variable interest entities (“VIEs”) as of June 30, 2026 that can only be used to settle obligations of VIEs, see Note 11 Noncontrolling Interests.
(2) The Company’s consolidated liabilities include $1.9 million of liabilities from consolidated variable interest entities (“VIEs”) as of June 30, 2026, for which creditors do not have recourse to the general credit of the Company, see Note 11 Noncontrolling Interests.

Spruce Power Holding Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share and share amounts)	2026	2025	2026	2025

Revenues	$30,347	$33,256	$53,767	$57,091
Operating expenses:
Cost of revenues - solar energy systems depreciation	7,252	7,291	14,524	14,576
Cost of revenues - operations and maintenance	2,509	2,168	3,678	6,084
Selling, general and administrative expenses	11,279	15,234	22,859	29,901
Gain on asset disposal, net	(468)	(325)	(917)	(660)
Total operating expenses	20,572	24,368	40,144	49,901
Income from operations	9,775	8,888	13,623	7,190
Other (income)/expense:
Interest income	(4,818)	(5,174)	(9,602)	(10,441)
Interest expense, net	12,867	12,820	25,154	25,487
Change in fair value of interest rate swaps	(1,899)	4,128	(2,699)	10,365
Other expense/(income), net	152	(19)	152	(40)
Net income (loss)	3,473	(2,867)	618	(18,181)
Less: Net income attributable to noncontrolling interests	154	99	224	123
Net income (loss) attributable to stockholders	$3,319	$(2,966)	$394	$(18,304)
Net income (loss) per share, basic	$0.19	$(0.16)	$0.03	$(1.01)
Net income (loss) per share, diluted	$0.16	$(0.16)	$0.03	$(1.01)
Net income (loss) attributable to stockholders per share, basic	$0.18	$(0.17)	$0.02	$(1.01)
Net income (loss) attributable to stockholders per share, diluted	$0.15	$(0.17)	$0.02	$(1.01)
Weighted-average shares outstanding, basic	18,620,006	17,917,611	18,396,457	18,052,559
Weighted-average shares outstanding, diluted	21,948,624	17,917,611	21,955,338	18,052,559

See Notes to Unaudited Condensed Consolidated Financial Statements.

Spruce Power Holding Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests (Unaudited)

	Three and Six months ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Total Stockholder's Equity	Noncontrolling Interests	Total Equity
(In thousands, except share data)	Shares	Amount			Shares	Amount
Balance at December 31, 2025	20,041,252	$2	$481,327	$(354,404)	1,870,827	$(8,095)	$118,830	$2,422	$121,252
Capital distributions to noncontrolling interests	—	—	—	—	—	—	—	(71)	(71)
Stock-based compensation expense, net	—	—	1,013	—	—	—	1,013	—	1,013
Net income (loss)	—	—	—	(2,925)	—	—	(2,925)	70	(2,855)
Balance at March 31, 2026	20,041,252	$2	$482,340	$(357,329)	1,870,827	$(8,095)	$116,918	$2,421	$119,339
Issuance of restricted stock	1,079,246	—	—	—	—	—		—	—
Capital distributions to noncontrolling interests	—	—	—	—	—	—	—	(56)	(56)
Stock-based compensation expense, net	—	—	162	—	—	—	162	—	162
Net income (loss)	—	—	—	3,319	—	—	3,319	154	3,473
Balance at June 30, 2026	21,120,498	$2	$482,502	$(354,010)	1,870,827	$(8,095)	$120,399	$2,519	$122,918

	Three and Six months ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholder's Equity	Noncontrolling Interests	Total Equity
(In thousands, except share data)	Shares	Amount			Shares	Amount
Balance at December 31, 2024	19,403,262	$2	$478,366	$(328,377)	1,092,208	$(6,277)	$143,714	$2,438	$146,152
Issuance of restricted stock	28,732	—	—	—	—	—	—	—	—
Share Repurchases	—	—	—	—	298,952	(808)	(808)	—	(808)
Capital distributions to noncontrolling interests	—	—	—	—	—	—	—	(77)	(77)
Stock-based compensation expense, net	—	—	826	—	—	—	826	—	826
Net income (loss)	—	—	—	(15,338)	—	—	(15,338)	24	(15,314)
Balance at March 31, 2025	19,431,994	$2	$479,192	$(343,715)	1,391,160	$(7,085)	$128,394	$2,385	$130,779
Issuance of restricted stock	273,201	—	—	—	—	—	—	—	—
Share Repurchases	—	—	—	—	479,667	(1,010)	(1,010)	—	(1,010)
Capital distributions to noncontrolling interests	—	—	—	—	—	—	—	(61)	(61)
Stock-based compensation expense, net	—	—	569	—	—	—	569	—	569
Net income (loss)	—	—	—	(2,966)	—	—	(2,966)	99	(2,867)
Balance at June 30, 2025	19,705,195	$2	$479,761	$(346,681)	1,870,827	$(8,095)	$124,987	$2,423	$127,410

See Notes to Unaudited Condensed Consolidated Financial Statements.

Spruce Power Holding Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2026	2025

Operating activities:
Net income (loss)	$618	$(18,181)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation, net	1,176	1,395
Bad debt expense	596	1,008
Amortization of deferred revenue	(182)	(155)
Depreciation and amortization expense	15,205	15,103
Amortization related to unfavorable solar renewable energy agreements	(399)	(1,496)
Accretion expense	174	161
Change in fair value of interest rate swaps	(2,699)	10,365
Interest income related to SEMTH master lease agreement	(8,686)	(9,042)
Gain on disposal of assets	(917)	(660)
Change in operating right-of-use assets and lease liability	(79)	(37)
Amortization of debt discount and deferred financing costs	3,690	3,280
Changes in operating assets and liabilities:
Accounts receivable, net	(10,566)	(5,952)
Deferred rent assets	(724)	(512)
Prepaid expenses and other current assets	479	1,617
Other assets	(5)	(14)
Accounts payable	(507)	(35)
Accrued expenses and other current liabilities	(3,913)	(8,921)
Other long-term liabilities	52	—
Deferred revenue	762	609
Net cash used in operating activities	(5,925)	(11,467)
Investing activities:
Proceeds from sale of solar energy systems	2,896	2,560
Proceeds from investment related to SEMTH master lease agreement	9,437	10,464
Cash paid for acquisitions	—	(4,544)
Purchases of other property and equipment	—	(184)
Net cash provided by investing activities	12,333	8,296
Financing activities:
Proceeds from issuance of non-recourse debt	135	—
Payment of deferred financing costs	(1,908)	—
Repayments of non-recourse debt	(16,110)	(13,564)
Share repurchases	—	(1,818)
Capital distributions to noncontrolling interests	(127)	(138)
Net cash used in financing activities	(18,010)	(15,520)
Net change in cash and cash equivalents and restricted cash:	(11,602)	(18,691)
Cash and cash equivalents and restricted cash, beginning of period	93,145	109,148
Cash and cash equivalents and restricted cash, end of period	$81,543	$90,457

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,471	$20,707
Supplemental disclosure of noncash investing and financing information:
Right-of-use asset obtained in exchange for lease liability	$—	$307

See Notes to Unaudited Condensed Consolidated Financial Statements.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

Description of Business

Spruce Power Holding Corporation and its subsidiaries (“Spruce Power” or the “Company”) is a leading owner and operator of distributed solar energy assets across the U.S., offering subscription-based services to approximately 83,000 home solar assets and customer contracts, making renewable energy more accessible to everyone. The Company is engaged in the ownership and maintenance of home solar energy systems for homeowners in the U.S.

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

The Company’s debt obligations under the SP1 Facility and SP2 Facility are non-recourse to the Company (see Note 7. Non-Recourse Debt). With regards to the SP1 Facility, on March 27, 2026, the Company entered into the SP1 Facility Amendment, as defined below, to extend the maturity of this facility to October 30, 2026 (the “Amended SP1 Maturity Date”), unless a signed term sheet for a long-term financing is obtained, in which case the extended maturity date will be January 30, 2027. The maturity date of the SP2 Facility is May 14, 2027 (the “SP2 Maturity Date”) and has been classified as current as of June 30, 2026, see Note 7. Because (i) the Amended SP1 Maturity Date and the SP2 Maturity Date are within twelve months from the date the accompanying unaudited condensed consolidated financial statements are issued, (ii) the Company has not yet entered into a commitment to refinance the SP1 or SP2 Facility, (iii) the Company has determined that it is unlikely to have sufficient cash on hand or proceeds from currently available liquidity sources to satisfy the SP1 Facility at the Amended SP1 Maturity Date or the SP2 Facility at the SP2 Maturity Date, (iv) the Company had negative working capital of $175.0 million as of June 30, 2026 due to the current maturity of the SP1 Facility and SP2 Facility, and (v) the Company has experienced negative cash flows from operations for the three months ended June 30, 2026 and 2025, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
The Company is working towards obtaining a signed term sheet for the SP1 Facility prior to the Amended SP1 Maturity Date, refinancing the SP1 Facility before the extended maturity date of January 30, 2027, and refinancing the SP2 Facility prior to the SP2 Maturity Date consistent with the Company’s historical financing strategy for investing in solar assets on a leveraged basis. The Company has engaged a financial advisor to assist the Company with potential lenders, which are currently being reviewed by management. However, the Company can offer no assurances it will be able to obtain financing at acceptable terms or at all. Therefore, the Company has concluded that there is substantial doubt about its ability to continue as a going concern. Should the Company be unsuccessful in refinancing the SP1 Facility or the SP2 Facility, this could result in a foreclosure of collateral and negatively impact operations. Further, (i) the failure to timely progress and consummate a refinancing of the SP1 Facility, SP2 Facility, and SP3 Facility in accordance with the requirements of the Second KeyBank Credit Agreement would trigger additional collateral (discussed in Note 7. Non-Recourse Debt), and (ii) the occurrence of a continuing event of default on the SP1 Facility, SP2 Facility, or SP3 Facility would result in a cross default on the Second KeyBank Credit Agreement.
Note 2. Summary of Significant Accounting Policies
Basis of unaudited condensed consolidated financial statement presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. The accompanying unaudited condensed consolidated balance sheet as of December 31, 2025 has been derived from the Company’s audited consolidated financial statements included in the Annual Report. The Company has condensed or omitted certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As such, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and accompanying notes included in its Annual Report.
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
The Company's accompanying unaudited condensed consolidated financial statements include the accounts of its wholly owned subsidiaries and two controlled variable interest entities (“VIEs”), for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the Company’s presentation as of and for the quarter ended June 30, 2026, and such reclassifications had no effect on the Company’s previously reported financial position, results of operations, or cash flows.
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

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Discontinued Operations
For the periods presented within these condensed consolidated financial statements, amounts related to discontinued operations were determined to be immaterial. Accordingly, such amounts are not presented separately and are included within continuing operations. The amounts presented as of December 31, 2025 and for the three and six months ended June 30, 2026 and 2025 were revised to reflect this presentation.
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
The Company’s initial investments in Volta Solar Owner II, LLC and ORE F4 HoldCo, LLC (collectively, the “Funds”) were determined to be variable interests in VIEs and remained as such as of June 30, 2026 and December 31, 2025.
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
Concentration of credit risks and revenue
Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivables, net. At times, the Company may hold cash balances at a single bank in excess of the Federal Deposit Insurance Corporation deposit insurance limit of $250,000. At June 30, 2026 and December 31, 2025, the Company had cash in excess of the federal deposit insurance limit. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as most of the balances are invested in treasury bills, which are government backed securities.
For the three and six months ended June 30, 2026, the Company had one customer that represented 13% and 10%, respectively, of the Company’s revenues. For the three and six months ended June 30, 2025 the Company had one customer that represented 12% of the Company’s revenues.
As of June 30, 2026 the Company had one customer that represented 46% of the Company’s accounts receivable balance related to solar renewable energy credits. As of December 31, 2025 the Company had one customer receivable balance related to solar renewable energy credits that represented 41% of the Company’s accounts receivable balance.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted cash

Restricted cash held at June 30, 2026 and December 31, 2025 of $36.9 million and $38.3 million, respectively, primarily consists of cash that is subject to restriction due to provisions in the Company's financing agreements and the operating agreements of subsidiary fund companies. The carrying amount reported in the unaudited condensed consolidated balance sheets for restricted cash approximates its fair value.

The following table provides a reconciliation of cash and cash equivalents and restricted cash to the total amounts shown within the unaudited condensed consolidated statements of cash flows for each period ended:

	Six Months Ended
(Amounts in thousands)	June 30, 2026	June 30, 2025
Cash and cash equivalents	$44,660	$53,511
Restricted cash	36,883	36,946
Total cash, cash equivalents and restricted cash	$81,543	$90,457
Accounts receivable, net
Accounts receivable, net primarily represent amounts due from the Company’s customers. The accounts receivable, net balances as of June 30, 2026 and December 31, 2025 were $25.7 million and $15.7 million, respectively. The accounts receivable, net balances as of June 30, 2025 and December 31, 2024 were $19.4 million and $15.0 million, respectively. Accounts receivable is recorded net of allowance for credit losses, which is determined by the Company’s assessment of the collectability of customer accounts based on the best available data at the time of the assessment. Management reviews the allowance for credit losses by considering factors such as historical experience, contractual term, aging category and current and forecasted economic conditions that may affect customers. The following table presents the changes in the allowance for credit losses recorded against accounts receivable, net on the unaudited condensed consolidated balance sheets:

	As of
(Amounts in thousands)	June 30, 2026	December 31, 2025
Balance at the beginning of the period	$790	$757
Write-off of uncollectible accounts	(890)	(1,268)
Provision for current expected credit losses	596	1,301
Balance at the end of the period	$496	$790

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Investment related to SEMTH Master Lease and interest income
The Company accounts for its investment related to the SEMTH Master Lease in accordance with Accounting Standards Codification (“ASC”) 325-40, Investments—Other—Beneficial Interests in Securitized Financial Assets. The SEMTH Master Lease includes 20 year use rights to customer payment streams of approximately 22,500 home SLAs and PPAs. The Company recognizes accretable yield as interest income over the life of the related beneficial interest using the effective yield method, which is reflected within interest income in the unaudited condensed consolidated statements of operations in the amount of $4.3 million and $8.7 million for the three and six months ended June 30, 2026 and $4.4 million and $9.0 million for the three and six months ended June 30, 2025, respectively. On a recurring basis, the Company evaluates changes in the cash flows expected to be collected from the cash flows previously projected, and when favorable or adverse changes are deemed other than temporary, the Company prospectively updates its expectation of cash flows to be collected, which may impact the allowance for credit losses if the cash flow change is unfavorable, and recalculates the amount of accretable yield for the related beneficial interest. Assumptions used in the development of the expected cash flows include expected cash inflows related to the market utility rates in the states where these solar assets are located and expected cash outflows associated with operating and maintenance of these solar assets.
Impairment of long-lived assets
The Company reviews long-lived assets, such as property and equipment and intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. The Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluates the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value. There were no long-lived asset impairment charges recognized during the three and six months ended June 30, 2026 and 2025.
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
The following table presents the detail of the Company’s revenues as reflected within the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
PPA revenues	$12,185	$12,095	$19,739	$19,991
SLA revenues	10,315	9,996	20,347	19,936
Solar renewable energy credit revenues	6,112	7,204	10,286	11,059
Performance-based incentives	214	1,647	546	1,715
Servicing revenues	382	730	595	1,379
Intangibles amortization, unfavorable solar renewable energy revenue agreements	93	748	186	1,496
Other revenue	1,046	836	2,068	1,515
Total	$30,347	$33,256	$53,767	$57,091
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

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
•SLA revenues - The Company has SLAs, which do not meet the definition of a lease under ASC 842, Leases, and are accounted for as contracts with customers under ASC 606. Revenue is recognized on a straight-line basis over the contract term as the obligation to provide continuous access to the solar energy system is satisfied. The amount of revenue recognized may not equal customer cash payments due to the performance obligation being satisfied ahead of cash receipt or evenly as continuous access to the solar energy system has been provided. The differences between revenue recognition and cash payments received are reflected as deferred rent assets on the unaudited condensed consolidated balance sheets. The deferred rent asset balances as of June 30, 2026 and December 31, 2025 were $5.6 million and $4.9 million, respectively. The deferred rent asset balances as of June 30, 2025 and December 31, 2024 were $4.2 million and $3.7 million, respectively. Certain SLAs contain provisions to provide customers a performance guarantee that each solar energy system will achieve certain specified minimum solar energy production output. If the solar energy system does not produce the guaranteed production amount, the Company is obligated to pay a performance guarantee calculated as the product of (a) the shortfall production amount and (b) guaranteed rate per kWh as defined in the SLA.

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
The Company recognizes revenues for SRECs based on pricing predetermined within the respective contracts at a point in time when the SRECs are transferred. As SRECs can be sold separate from the actual electricity generated by the renewable-based generation source, the Company accounts for the SRECs it generates from its solar energy systems as governmental incentives and does not consider those SRECs output of the underlying solar energy systems. The Company classifies these SRECs as inventory held until sold and delivered to third parties. As the Company uses the incremental cost method and did not incur any incremental costs beyond the costs of producing the related electricity to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of both June 30, 2026 and December 31, 2025.

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

Unfavorable solar renewable energy revenue agreements

Such liabilities arose as part of the ASC 805 purchase accounting from system acquisitions. The Company amortizes its unfavorable solar renewable energy agreements that have finite lives based on the pattern in which the economic benefit of the liability is relieved. The useful life of the Company’s liabilities generally range between three years and six years. The useful life of these liabilities is assessed and assigned based on the facts and circumstances specific to the agreements acquired. The Company recognizes the amortization of unfavorable solar renewable energy agreements as revenues in the unaudited condensed consolidated statements of operations.

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

Deferred revenue

Deferred revenue consists of amounts for which the criteria for revenue recognition have not yet been met and includes prepayments received for unfulfilled performance obligations that will be recognized on a straight-line basis over the remaining term of the respective customer agreements. Deferred revenue, in the aggregate, as of June 30, 2026 and December 31, 2025 was $5.6 million and $5.0 million, respectively. The deferred revenue balances as of June 30, 2025 and December 31, 2024, were $4.5 million and $4.0 million, respectively.

During the three and six months ended June 30, 2026, the Company recognized revenues of less than $0.1 million and $0.2 million, respectively, related to deferred revenue as of December 31, 2025. During the three and six months ended June 30, 2025, the Company recognized revenues of less than $0.1 million and $0.1 million, respectively, related to deferred revenue as of December 31, 2024.

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
Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of June 30, 2026 and December 31, 2025, there were no uncertain tax positions taken or expected to be taken in the Company’s tax returns.
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
The Company did not recognize any tax related interest or penalties during the periods presented in the accompanying unaudited condensed consolidated financial statements, however, would record any such interest and penalties as a component of the provision for income taxes. There has historically been no federal or state provision for income taxes since the Company has historically incurred net operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three and six months ended June 30, 2026 and 2025, the Company recognized no provision for income taxes, consistent with its historical losses incurred and the full valuation allowance against its deferred tax assets. As a result, the Company's effective income tax rate was 0% for the three and six months ended June 30, 2026 and 2025.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
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

Segment reporting

Segment reporting is based on the management approach, following the method that management organizes the Company’s operating segments for which separate financial information is made available to, and evaluated regularly by, the Company’s chief operating decision maker (“CODM”) in allocating resources and in assessing performance. The Company is organized and managed as a single operating and reportable segment, which engages in the sole business of providing solar energy and related services to its customers, and as of June 30, 2026 and 2025, the Company had one operating and reportable segment. See Note 14. Segment Information for further information.

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

In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). The ASU establishes guidance for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The amendments are intended to improve consistency and transparency in the accounting for environmental credits and related obligations. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The amendments should be applied through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU and does not expect this ASU to have a material impact on our consolidated financial statements.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 3. Acquisition
NJR Acquisition
On November 22, 2024, the Company acquired approximately 9,800 solar energy systems from the subsidiary of a publicly traded, regulated utility company for $132.5 million (the “NJR Acquisition”) pursuant to an asset purchase agreement. The solar energy systems acquired have an average remaining contract life of approximately 11 years. The NJR Acquisition was funded in part by the proceeds from the concurrent issuance of the SP5 Facility, as defined below (See Note 7. Non-Recourse Debt) and $22.7 million of the Company’s cash balances. Pursuant to the NJR Acquisition, the Company was obligated to acquire approximately 200 additional solar energy systems (the “Additional NJR Systems”), subject to those systems having achieved operational milestones.
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
During the year ended December 31, 2025, the Company acquired 200 Additional NJR Systems for approximately $5.3 million in cash, inclusive of transaction costs of approximately $0.1 million.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 4. Property and Equipment, Net
Property and equipment, net consisted of the following as of June 30, 2026 and December 31, 2025:

	As of
(Amounts in thousands)	June 30, 2026	December 31, 2025
Solar energy systems	$639,973	$642,299
Less: Accumulated depreciation	(95,608)	(81,430)
Solar energy systems, net	$544,365	$560,869

Furniture and fixtures	$530	$529
Computers and related equipment	306	306
Leasehold improvements	113	113
Gross other property and equipment	949	948
Less: Accumulated depreciation	(549)	(429)
Other property and equipment, net	$400	$519

Property and equipment, net	$544,765	$561,388
Cost of revenues - solar energy systems depreciation within the unaudited condensed consolidated statements of operations relates to depreciation expense of the Company’s solar energy systems. For the three and six months ended June 30, 2026 the related amounts were $7.3 million and $14.5 million, respectively, and for the three and six months ended June 30, 2025, the related amounts were $7.3 million and $14.6 million, respectively.
Depreciation expense related to other property and equipment is included within selling, general and administrative expenses within the unaudited condensed consolidated statements of operations, and for each of the three and six months ended June 30, 2026 and 2025 was less than $0.1 million and $0.1 million, respectively.
Note 5. Intangible Assets, Net
The following table presents the details of intangible assets, net as recorded in the unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025:

			As of
(Amounts in thousands)	Estimated Life (in Years)	Weighted Average Amortization (in Years)	June 30, 2026	December 31, 2025
Intangible assets:
Solar renewable energy agreements	1.5	1.5	$340	$340
Performance based incentives agreements	6.5 to 8.5	8.2	3,240	3,240
Trade name	26.5	26.5	8,400	8,400
Gross intangible assets		22.1	11,980	11,980
Less: Accumulated amortization			(4,711)	(4,150)
Intangible assets, net			$7,269	$7,830

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Amortization of intangible assets for the three months ended June 30, 2026 was $0.3 million, of which $0.1 million and $0.2 million were recorded within revenue and selling, general and administrative expenses, respectively, for the period. Amortization of intangible assets for the six months ended June 30, 2026 was $0.6 million, of which $0.2 million and $0.4 million were recorded within revenue and selling, general and administrative expenses, respectively, for the period.

Amortization of intangible assets for the three months ended June 30, 2025 was $0.3 million, of which $0.1 million and $0.2 million were recorded within revenue and selling, general and administrative expenses, respectively, for the period.
Amortization of intangible assets for the six months ended June 30, 2025 was $0.6 million, of which $0.2 million and $0.4 million were recorded within revenue and selling, general and administrative expenses, respectively, for the period.

As of June 30, 2026, expected amortization of intangible assets for each of the five succeeding fiscal years and thereafter is as follows:

As of
(Amounts in thousands)	June 30, 2026
Remainder of 2026	$561
2027	978
2028	878
2029	805
2030	737
Thereafter	3,310
Total	$7,269

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of June 30, 2026 and December 31, 2025:

	As of
(Amounts in thousands)	June 30, 2026	December 31, 2025
Accrued interest	$7,383	$7,682
Accrued professional fees	2,118	2,314
Accrued contingencies (See Note 12. Commitments and Contingencies)	341	3,002
Accrued compensation and related benefits	2,424	3,486
Accrued expenses, other	1,623	1,668
Accrued taxes, stock-based compensation	1,726	1,444
Accrued operating and maintenance	478	712
Accrued expenses and other current liabilities	$16,093	$20,308

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 7. Non-Recourse Debt

The following table provides a summary of the Company’s non-recourse debt as of June 30, 2026 and December 31, 2025:

(Amounts in thousands)	Due	June 30, 2026	December 31, 2025
SVB Credit Agreement, SP1 Facility	October 30, 2026	$169,445	$177,515
Second SVB Credit Agreement, SP2 Facility (1)	May 14, 2027	67,500	70,670
KeyBank Credit Agreement, SP3 Facility (1)	November 13, 2027	47,048	49,223
Second KeyBank Credit Agreement (1)	April 28, 2030	161,090	160,955
Barings GPSF Credit Agreement, SET Facility	April 17, 2042	127,042	128,140
Banco Santander Credit Agreement, SP5 Facility	November 22, 2027	107,421	109,017
Total non-recourse debt excluding unamortized costs		679,546	695,520
Less: Unamortized fair value adjustment (1)		(14,121)	(16,471)
Less: Unamortized deferred financing costs		(2,850)	(2,281)
Total non-recourse debt		662,575	676,768
Less: Non-recourse debt, current		(269,617)	(213,826)
Non-recourse debt, non-current		$392,958	$462,942

(1) Fair value adjustment is being amortized to interest expense over the life of the related debt instruments using the effective interest method. Amortization expense for the fair value adjustment and deferred financing costs for the three and six months ended June 30, 2026 and 2025 were $2.1 million and $3.7 million and $1.6 million and $3.3 million , respectively.

The SP1 Facility includes debt service reserve letter of credits with related amounts issued of $17.1 million at both June 30, 2026 and December 31, 2025, and letter of credits with related amounts outstanding of $15.6 million at both June 30, 2026 and December 31, 2025. The SP2 and SP3 Facilities also include debt service reserve letter of credits with related amounts issued of $7.0 million, and $4.1 million, respectively, at both June 30, 2026 and December 31, 2025, and letter of credits with related amounts outstanding of $6.0 million and $4.1 million at both June 30, 2026 and December 31, 2025.

On March 27, 2026, the Company entered into an amendment (the “SP1 Facility Amendment”) which modifies the term of the SP1 Facility with Silicon Valley Bank (the “SP1 Facility”) and extended the maturity date to October 30, 2026 (the “Amended SP1 Maturity Date”), unless a signed term sheet for a long-term financing is obtained, in which case the Amended SP1 Maturity Date will be January 30, 2027. Under the terms of the SP1 Facility Amendment, the applicable margin is 2.75% per annum from the effective date of the SP1 Facility Amendment to October 30, 2026, and 3.25% per annum thereafter. The SP1 Facility Amendment includes a cross-default provision with the Second KeyBank Credit Agreement.

In connection with the SP1 Facility Amendment, the Company also entered into an amendment to the Second KeyBank Credit Agreement on March 27, 2026, which among other things, requires the co-borrowers under the Second KeyBank Credit Agreement to cause certain additional subsidiaries of the Company to guarantee the co-borrowers’ obligations and grant liens on such subsidiaries’ assets in the event that the Company (i) does not deliver, on or before October 30, 2026 an executed term sheet or commitment letter for the SP1 Facility, SP2 Facility, and SP3 Facility on terms satisfying the requirements of the Second KeyBank Credit Agreement, (ii) fails to actively progress the refinancing of the SP1 Facility, SP2 Facility, and SP3 Facility on the terms in such term sheet so as to be reasonably likely to consummate such refinancing by January 30, 2027, or (iii) fails to consummate the refinancing of the SP1 Facility, SP2 Facility, and SP3 Facility on or before January 30, 2027.

All amounts outstanding under the SP1 and SP2 Facilities are included in non-recourse debt, current in the unaudited condensed consolidated balance sheet as of June 30, 2026. The effective interest rate on the SP1 Facility was 6.61% and 7.01% as of June 30, 2026 and December 31, 2025, respectively. The effective interest rate on the SP2 Facility was 6.45% and 6.97% as of June 30, 2026 and December 31, 2025, respectively.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
The Company’s credit agreements related to each of its non-recourse debts require the Company to be in compliance with various covenants, and the Company was in compliance with those required covenants as of June 30, 2026. The SP1, SP2, and SP3 Facilities requires the Company to enter into and maintain Interest Rate Hedging Agreements on a pro rata basis to the extent necessary to provide interest rate protection of at least 75% but in no event greater than 100% of the aggregate principal amounts outstanding.

Certain of the Company’s credit agreements require the Company, on a quarterly basis, to consider loan to value ratios when determining current and future debt principal payments, which are subject to change. As of June 30, 2026, the principal maturities of the Company’s debt were as follows:

As of June 30,
(Amounts in thousands)	2026
2026	$195,711
2027	214,545
2028	20,493
2029	21,830
2030	155,217
Thereafter	71,750
Total	$679,546
Note 8. Interest Rate Swaps
The purpose of the Company’s swap agreements is to convert the floating interest rate on its credit agreements, discussed above, to a fixed rate. As of June 30, 2026 and December 31, 2025, the notional amount of the interest rate swaps covered approximately 91% and 89%, respectively, of the balance of the Company’s floating rate term loans as of each period end. See Note 9. Fair Value Measurements for further information on the Company’s determination of the fair value of its interest rate swaps.
During the three and six months ended June 30, 2026, the aggregate impact of the Company’s interest rate swaps were gains of $3.2 million and $5.3 million, respectively, of which $1.9 million and $2.7 million related to favorable changes in the fair value of the interest rate swaps within the unaudited condensed consolidated statements of operations, and $1.3 million and $2.6 million related to realized gains from settlements of the interest rate swaps, which are recognized within interest expense, net in the unaudited condensed consolidated statements of operations.
During the three and six months ended June 30, 2025, the aggregate impact of the Company’s interest rate swaps were losses of $2.1 million and $6.2 million, respectively, of which $4.1 million and $10.4 million related to unfavorable changes in the fair value of the interest rate swaps within the unaudited condensed consolidated statements of operations, and $2.0 million and $4.2 million related to realized gains from settlements of the interest rate swaps, which are recognized within interest expense, net in the unaudited condensed consolidated statements of operations.

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
The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of June 30, 2026
(Amounts in thousands)	Level I	Level II	Level III	Total
Asset:
Interest rate swaps	$—	$14,925	$—	$14,925
Money market accounts	54,477	—	—	54,477
Total	$54,477	$14,925	$—	69,402

Liabilities:
Interest rate swaps	$—	$621	$—	$621
Total	$—	$621	$—	$621

	Fair Value Measurements as of December 31, 2025
(Amounts in thousands)	Level I	Level II	Level III	Total
Asset:
Interest rate swaps	$—	$13,781	$—	$13,781
Money market accounts	56,037	—	—	56,037
Total	$56,037	$13,781	$—	$69,818

Liabilities:
Interest rate swaps	$—	$2,178	$—	$2,178
Total	$—	$2,178	$—	$2,178
The fair value of the Company’s non-recourse debt as of June 30, 2026 and December 31, 2025 was $673.2 million and $692.5 million, respectively.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 10. Stock-Based Compensation Expense
Stock-based compensation expense for stock options and restricted stock units for the three and six months ended June 30, 2026 was $0.9 million, and $1.9 million, respectively, and for the three and six months ended June 30, 2025 was $0.8 million and $1.6 million, respectively. As of June 30, 2026, there was $5.3 million of unrecognized compensation cost related to stock options and restricted stock units which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 2.3 years.
Stock Options
The Company grants stock options to certain employees that will vest over a period of one to four years. A summary of stock option award activity for the six months ended June 30, 2026 was as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2025	484,770	$9.30	6.5
Granted	—	—
Exercised	—	—
Cancelled or forfeited	—	—
Outstanding at June 30, 2026	484,770	$9.30	6.0
Exercisable at June 30, 2026	337,155	$11.73	5.26
The aggregate intrinsic value of stock options outstanding as of June 30, 2026 was less than $0.1 million. There were no stock options granted during the six months ended June 30, 2026.
A summary of stock option award activity for the six months ended June 30, 2025 was as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2024	488,385	$9.34	7.5
Granted	—	$—
Exercised	—	—
Cancelled or forfeited	(1,372)	14.48
Outstanding at June 30, 2025	487,013	$9.33	7.0
Exercisable at June 30, 2025	265,420	$13.96	5.5
The aggregate intrinsic value of stock options outstanding as of June 30, 2025 was $0.1 million. There were no stock options granted during the six months ended June 30, 2025.
Restricted Stock Units
The Company grants restricted stock units to certain employees that will generally vest over a period of four years. The fair value of restricted stock unit awards is determined by the fair value of the Company’s common stock at the date of grant. Restricted stock units activity during the six months ended June 30, 2026 was as follows:

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested, at December 31, 2025	3,674,502	$2.39
Granted	187,500	2.00
Vested	(1,079,246)	2.30
Cancelled or forfeited	(355,735)	0.88
Non-vested, at June 30, 2026	2,427,021	$2.38
Restricted stock units activity during the six months ended June 30, 2025 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested, at December 31, 2024	2,233,816	$4.60
Granted	2,640,360	1.66
Vested	(301,933)	4.63
Cancelled or forfeited	(536,600)	4.18
Non-vested, at June 30, 2025	4,035,643	$2.73

Note 11. Noncontrolling Interests
The following table summarizes the Company’s noncontrolling interests as of June 30, 2026:

Tax Equity Entity	Date Class A Member Admitted
ORE F4 Holdco, LLC	August 2014
Volta Solar Owner II, LLC	August 2017

The tax equity entities were structured at inception so that the allocations of income and loss for tax purposes will flip at a future date. The terms of the tax equity entities’ operating agreements contain allocations of taxable income (loss), Section 48(a) ITCs and cash distributions that vary over time and adjust between the members on an agreed date (referred to as the flip date). The operating agreements specify either a date certain flip date or an internal rate of return (“IRR”) flip date. The date certain flip date is based on the passage of a fixed period of time as defined in the operating agreements for each entity. The IRR flip date is the date on which the tax equity investor has achieved a contractual rate of return. From inception through the flip date, the Class A members' allocation of taxable income (loss) and Section 48(a) ITCs is generally 99% and the Class B members' allocation of taxable income (loss) and Section 48(a) ITCs is generally 1%. After the related flip date (or, if the tax equity investor has a deficit capital account, typically after such deficit has been eliminated), the Class A members' allocation of taxable income (loss) will typically decrease to 5% (or, in some cases, a higher percentage if required by the tax equity investor) and the Class B members' allocation of taxable income (loss) will increase by an inverse amount. Volta II Solar Owner II, LLC has not reached its flip date as of June 30, 2026, whereas ORE F4 Holdco, LLC previously reached its flip date.

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

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Total assets on the consolidated balance sheets include $34.7 million, of which $32.3 million relate to Property and equipment, net as of June 30, 2026 of assets held by the company’s VIEs, which can only be used to settle obligations of the VIEs. Total liabilities on the consolidated balance sheets include $1.9 million as of June 30, 2026 of liabilities that are the obligations of the Company's VIEs.

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

State Attorney Generals’ Investigations

In 2023, the Company received subpoenas from the attorneys general for the states of Connecticut, New Jersey, New York and Texas requesting information on the Company’s billing and operations practices. The Company has been timely responding to the states’ information requests and otherwise cooperating with these investigations and intends to continue to do so until they are resolved. In March 2026, the Company resolved the matter with the Connecticut Attorney General pursuant to a Stipulation that required the Company’s subsidiary Spruce Power 3, LLC to adhere to certain billing practices and pay a nominal fee. As of June 30, 2026, the Company has paid approximately $0.1 million for the Connecticut matter. At this time the Company is unable to estimate potential losses, if any, related to these matters in the remaining states.

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

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
appealing at the highest level. No further subsequent appeal was entered by BMZ. As a result, the Company believes the loss is remote and the previous accrual of $1.2 million has been removed.

ITC Recapture Provisions

The IRS may disallow and recapture some, or all, of the ITCs due to improperly calculated basis after a project was placed in service ("Recapture Event"). If a Recapture Event occurs, Spruce Power is obligated to pay the applicable Class A Member a recapture adjustment, which includes the amounts the Class A Members are required to repay the IRS, including interest and penalties, as well as any third-party legal and accounting fees incurred by the Class A Members in connection to the Recapture Event, as specified in the operating agreements. Such a payment by Spruce Power to the Class A Members would not be considered a capital contribution to the fund per the operating agreements, nor would it be considered a distribution to the Class A Members. No Recapture Event was deemed probable by the Company, therefore no accrual was recorded as of June 30, 2026 and December 31, 2025.

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

Indemnities and Other Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. The duration of the Company’s indemnities and guarantees varies, however the majority of these indemnities and guarantees are limited in duration. Historically, the Company has not been obligated to make significant payments for such obligations, does not anticipate future payments, and as such, no reserve has been established and no other liabilities have been recorded for these indemnities and guarantees as of June 30, 2026 and December 31, 2025.

Insurance Claims and Recoveries related to Los Angeles Fires

In January 2025, a series of wildfires broke out in the Los Angeles area of California, resulting in real and personal property and natural resource damage, personal injuries and loss of life. Based on the Company’s current assessment, the Company wrote off approximately $0.2 million of net book value associated with the damaged solar assets during the during the six months ended June 30, 2025, which is reflected within gain on asset disposal, net in the unaudited condensed consolidated statements of operations. No material loss claims have been reported or recognized within the unaudited condensed consolidated financial statements as of June 30, 2026. In addition, the Company has recorded no related insurance recoveries as of June 30, 2026. The Company subsequently received insurance proceeds of $0.3 million in October 2025 related to the Los Angeles wildfires.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 13. Net Income (Loss) Per Share
The following is a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share and per share data)	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to stockholders	$3,319	$(2,966)	$394	$(18,304)
Denominator:
Weighted average shares outstanding, basic	18,620,006	17,917,611	18,396,457	18,052,559
Dilutive effect of stock options and restricted stock units	3,328,618	—	3,558,881	—
Weighted average shares outstanding, diluted	21,948,624	17,917,611	21,955,338	18,052,559

Net income (loss) attributable to stockholders per share, basic	$0.18	$(0.17)	$0.02	$(1.01)
Net income (loss) attributable to stockholders per share, diluted	$0.15	$(0.17)	$0.02	$(1.01)
For the three and six months ended June 30, 2025, potentially dilutive outstanding securities, which include stock options restricted stock units, and warrants have been excluded from the computation of diluted net loss per share as their effect would be anti-dilutive for each period presented. As such, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share are the same for each period presented.

Note 14. Segment Information

As of June 30, 2026 and December 31, 2025, the Company had one reportable segment, which sells electricity to homeowners and provides related services to the homeowners, as well as to third party owners.

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

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the Company’s significant segment expenses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Revenues	$30,347	$33,256	$53,767	$57,091
Expenses:
Cost of revenues - solar energy systems depreciation	7,252	7,291	14,524	14,576
Cost of revenues - operations and maintenance	2,509	2,168	3,678	6,084
Selling, general and administrative expenses - professional services	1,766	5,144	3,880	9,313
Selling, general and administrative expenses - compensation and benefits	5,988	6,784	12,102	13,817
Selling, general and administrative expenses - other	3,525	3,306	6,877	6,770
Interest expense, net	12,867	12,820	25,154	25,487
Other segment items, net (1)	(7,033)	(1,390)	(13,066)	(775)
Total expenses	26,874	36,123	53,149	75,272
Net income (loss)	$3,473	$(2,867)	$618	$(18,181)

(1) Comprised of gain on asset disposal, net, interest income, change in fair value of interest rate swaps, and other income (expense), net for each of the three and six months ended June 30, 2026 and 2025.

No segment asset information is presented in these unaudited condensed consolidated financial statements since the Company’s CEO does not review segment information at a different level or category other than that presented on the Company’s unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.
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
The Company repurchased no shares of common stock under the Repurchase Program during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company repurchased 0.5 million and 0.8 million shares, respectively, of common stock under the Repurchase Program in open market transactions at a weighted-average price of $2.10 and $2.33 per share, for an aggregate purchase price of $1.0 million and $1.8 million, respectively, inclusive of transaction costs.

Note 16. Subsequent Events
Management has reviewed all events subsequent to June 30, 2026 and prior to the filing of these unaudited condensed financial statements, the Company has determined there have been no events that have occurred that would require adjustments or disclosures within the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our financial condition and results of operations. This discussion and analysis should be read together with our results of operations and financial condition and the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2026 (as amended, the “Annual Report”). In addition to historical financial information, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions. Refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this Quarterly Report on Form 10-Q and under “Risk Factors” in Item 1A of the Annual Report.
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
Company Overview
We are a leading owner and operator of distributed solar energy assets across the U.S., offering subscription-based services to approximately 83,000 home solar assets and customer contracts, making renewable energy more accessible to everyone. We offer asset management and operating and maintenance services and are contracted to service approximately 60,000 systems owned by third parties, as well as to our Portfolio, through our Spruce Pro servicing platform.
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
Operating Highlights
For the three months ended June 30, 2026 and 2025, our revenues totaled $30.3 million and $33.3 million, respectively, while our net income attributable to stockholders was $3.3 million for the three months ended June 30, 2026 and our net loss attributable to stockholders was $3.0 million for the three months ended June 30, 2025. For the six months ended June 30, 2026 and 2025, our revenues totaled $53.8 million and $57.1 million, respectively, while our net income attributable to stockholders was $0.4 million for the six months ended June 30, 2026 and net loss attributable to stockholders was $18.3 million for the six months ended June 30, 2025. Our financial performance during the three and six months ended June 30, 2026 was impacted by reductions in our selling, general and administrative expenses, and fluctuations in the value of our interest rate swaps. See the section below titled “Results of Operations” in this Quarterly Report on Form 10-Q for more information on our operating results for the three and six months ended June 30, 2026 and 2025.

We focus on several core pillars in our operations and we strive to deliver operational excellence to our clean energy customers and the communities we serve. For the three months ended June 30, 2026, our portfolio generated approximately 196 thousand MWh of power, compared to the 187 thousand MWh of power for the three months ended June 30, 2025. We prioritize a high level of customer satisfaction through our in-house call centers and customer service support teams. For three months ended June 30, 2026, our customer satisfaction score was 80%. We also concentrate our efforts on a growth strategy focusing on accretive acquisitions and a capital-light approach expanding our existing service offerings through our Sprue Pro services platform.

Certain information above constitutes key operating metrics, but do not constitute all of such metrics that we use to evaluate our operations, measure our performance and identify trends in our business. Some of our key operating metrics include estimates that are based on our management’s beliefs and assumptions and on information currently available to management. Although we believe we have a reasonable basis for each of these estimates, we caution that these estimates are based on a combination of assumptions that may prove to be inaccurate over time, and any inaccuracies could be material to our actual results when compared to our calculations. See the section titled “Risk Factors” in Item 1A of our Annual Report for more information. Furthermore, other companies may calculate these operating metrics differently than we do now or in the future, which would reduce their usefulness as a comparative measure.
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
SP1 Facility Amendment

On March 27, 2026, the Company entered into an amendment (the “SP1 Facility Amendment”) to the SP1 Facility with Silicon Valley Bank (the “SP1 Facility”) which extends the maturity date to October 30, 2026 (the “Amended SP1 Maturity Date”), unless a signed term sheet for a long-term financing is obtained, in which case the Amended SP1 Maturity Date will be January 30, 2027. Under the terms of the SP1 Facility Amendment, the applicable margin is 2.75% per annum from the effective date of the extension to October 30, 2026, and 3.25% per annum until maturity. The SP1 Facility Amendment includes a cross-default provision with the Second KeyBank Credit Agreement.

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
Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
Information with respect to the unaudited condensed consolidated statements of operations for the three months ended June 30, 2026 and 2025 is presented below:

	Three Months Ended June 30, 2026
(in thousands)	2026	2025	$ Change	% Change

Revenues	$30,347	$33,256	$(2,909)	(9)%
Operating expenses:
Cost of revenues - solar energy systems depreciation	7,252	7,291	(39)	(1)%
Cost of revenues - operations and maintenance	2,509	2,168	341	16%
Selling, general and administrative expenses	11,279	15,234	(3,955)	(26)%
Gain on asset disposal, net	(468)	(325)	(143)	44%
Total operating expenses	20,572	24,368	(3,796)	(16)%
Income from operations	9,775	8,888	887	10%
Other (income)/expense:
Interest income	(4,818)	(5,174)	356	(7)%
Interest expense, net	12,867	12,820	47	—%
Other income/(expense), net	(1,747)	4,109	(5,856)	(143)%
Net income (loss)	3,473	(2,867)	6,340	(221)%
Less: Net income attributable to noncontrolling interests	154	99	55	56%
Net income (loss) attributable to stockholders	$3,319	$(2,966)	$6,285	(212)%
Revenues
Revenues decreased by $2.9 million, or 9%, to $30.3 million in the three months ended June 30, 2026 as compared to the same period in 2025. The decrease was due primarily to a $1.4 million reduction in performance based revenues, a $1.1 million reduction in SRECs, and a $0.7 million reduction in non-cash amortization revenues related to capitalized intangible solar agreements. This was partially offset by a $0.3 million increase in SLA revenues.

Cost of Revenues — Solar Energy Systems Depreciation

Cost of revenues - solar energy systems depreciation was flat at $7.3 million in the three months ended June 30, 2026 as compared to the same period in 2025.
Cost of Revenues — Operations and Maintenance

Cost of revenues - operations and maintenance increased by $0.3 million, or 16%, to $2.5 million in the three months ended June 30, 2026 as compared to $2.2 million in the same period in 2025 primarily due to the timing of non-routine services resulting in a marginal decrease in outstanding service tickets.
Selling, General and Administrative
Selling, general and administrative expenses decreased by $4.0 million, or 26%, to $11.3 million in the three months ended June 30, 2026 as compared to $15.2 million in the same period in 2025 primarily due to a decrease in compensation and benefits driven by a decrease in labor force, lower professional and audit related fees, and a marginal decrease in net legal fees including litigation settlements.
Interest Income
Interest income of $4.8 million in the three months ended June 30, 2026 related to $4.3 million of interest income from the SEMTH Master Lease and $0.5 million interest earned on investments. In comparison, interest income of $5.2 million for the three months ended June 30, 2025 related to $4.4 million of interest income from the SEMTH Master Lease and $0.8 million of interest earned on investments.
Interest Expense, Net
Interest expense, net in the three months ended June 30, 2026 of $12.9 million consisted of $12.0 million of interest expense, and $2.1 million related to the amortization deferred financing costs, partially offset by realized gains from settlements of our interest rate swaps of $1.3 million.
In comparison, interest expense, net in the three months ended June 30, 2025 consisted of $12.8 million consisted of $11.2 million of interest expense, net of realized gains from settlements of our interest rate swaps, and $1.6 million related to the amortization of debt discount and deferred financing costs.
Interest expense, net decreased marginally year over year due to the lower debt balance resulting from repaying principal debt in 2026. See Note 7. Non-Recourse Debt for further information on our debt and Note 8. Interest Rate Swaps for further information on our interest rate swaps.

Other (Income) Expense, net
Other income, net of $1.7 million for the three months ended June 30, 2026 primarily related to the change in fair value of interest rate swaps due to changes in forecasted market interest rates, while other expense, net of $4.1 million gain for the three months ended June 30, 2025 primarily related to the change in fair value of interest rate swaps.
Comparison of the Six Months Ended June 30, 2026 and 2025
Information with respect to the unaudited condensed consolidated statements of operations for the six months ended June 30, 2026 and 2025 is presented below:

	Six Months Ended June 30, 2025
(in thousands)	2026	2025	$ Change	% Change
Revenues	$53,767	$57,091	$(3,324)	(6)%
Operating expenses:
Cost of revenues - solar energy systems depreciation	14,524	14,576	(52)	—%
Cost of revenues - operations and maintenance	3,678	6,084	(2,406)	(40)%
Selling, general and administrative expenses	22,859	29,901	(7,042)	(24)%
Gain on asset disposal, net	(917)	(660)	(257)	39%
Total operating expenses	40,144	49,901	(9,757)	(20)%
Income from operations	13,623	7,190	6,433	89%
Other (income)/expense:
Interest income	(9,602)	(10,441)	839	(8)%
Interest expense, net	25,154	25,487	(333)	(1)%
Other income/(expense), net	(2,547)	10,325	(12,872)	(125)%
Net income (loss)	618	(18,181)	18,799	(103)%
Less: Net income attributable to noncontrolling interests	224	123	101	82%
Net income (loss) attributable to stockholders	$394	$(18,304)	$18,698	(102)%
Revenues
Revenues decreased by $3.3 million, or 6%, to $53.8 million in the six months ended June 30, 2026 as compared to the same period in 2025. The decrease was due primarily to a $1.3 million reduction in non-cash amortization revenues related to capitalized intangible solar agreements, a $1.2 million decrease in performance based revenues, a $0.8 million decrease in SREC revenue, and a $0.8 million decrease in servicing revenue. This was partially offset by a $0.6 million increase in other revenue related to other fees charged to the Company’s customers.

Cost of Revenues — Solar Energy Systems Depreciation

Cost of revenues - solar energy systems depreciation was flat at $14.5 million in the six months ended June 30, 2026 as compared to the same period in 2025.
Cost of Revenues — Operations and Maintenance

Cost of revenues - operations and maintenance (“O&M”) decreased by $2.4 million, or 40%, to $3.7 million in the six months ended June 30, 2026 as compared to $6.1 million in the same period in 2025 primarily due to cost reductions resulting from certain O&M efficiencies implemented in 2025 and carried forward into 2026. These efficiencies include greater leverage of our asset management platform to streamline third party vendors management and return material authorizations processing as well as utilizing more in-house servicing teams. Additionally, the first quarter of 2025 included a significant meter upgrade effort on our solar energy systems which has been completed.
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses decreased by $7.0 million, or 24%, to $22.9 million in the six months ended June 30, 2026 as compared to $29.9 million in the same period in 2025 primarily due to a decrease in compensation and benefits driven by a decrease in labor force, lower professional and audit related fees, and a marginal decrease in net legal fees including litigation settlements. This was partially offset by an increase in expenses associated with the debt extension.
Interest Income
Interest income of $9.6 million in the six months ended June 30, 2026 related to $8.7 million of interest income from the SEMTH Master Lease and $0.9 million interest earned on investments. In comparison, interest income of $10.4 million for the six months ended June 30, 2025 related to $9.0 million of interest income from the SEMTH Master Lease and $1.4 million of interest earned on investments.
Interest Expense, Net
Interest expense, net in the six months ended June 30, 2026 of $25.2 million consisted of $24.1 million of interest expense, $3.7 million related to the amortization deferred financing costs, partially offset by realized gains from settlements of our interest rate swaps of $2.6 million.
In comparison, interest expense, net in the six months ended June 30, 2025 consisted of $25.5 million consisted of (i) $22.2 million of interest expense, net of realized gains from settlements of our interest rate swaps, and (ii) $3.3 million related to the amortization of debt discount and deferred financing costs.
Interest expense, net decreased marginally year over year due to the lower debt balance resulting from repaying principal debt in 2026. See Note 7. Non-Recourse Debt for further information on our debt and Note 8. Interest Rate Swaps for further information on our interest rate swaps.
Other Income (Expense), net
Other income (expense), net of $2.5 million for the six months ended June 30, 2026 primarily related to the change in fair value of interest rate swaps due to changes in forecasted market interest rates, while other expense, net of $10.3 million for the six months ended June 30, 2025 primarily related to the change in fair value of interest rate swaps.
Liquidity and Capital Resources
As of June 30, 2026, we had negative working capital of $175.0 million resulting from the presentation of the principal amounts outstanding under the SP1 Facility and SP2 Facility as current debt as of that date. Our negative working capital included cash and cash equivalents and restricted cash of $81.5 million. We had net income attributable to stockholders of $0.4 million for the six months ended June 30, 2026 and net loss attributable to stockholders of $18.3 million for the six months ended June 30, 2025.

Our principal sources of liquidity include cash and cash equivalents and cash inflows from operations. We receive cash from certain of our wholly-owned subsidiaries specifically related to the portfolio servicing fees provided for under the relevant servicing agreements between us and the subsidiaries, as well as reimbursement for any expenses we pay on behalf of those subsidiaries, which are allowed under certain agreements related to those subsidiaries. Our cash requirements depend on many factors, including the execution of our business strategy. We may be required to utilize our cash to support certain current and future operations of our subsidiaries. We remain focused on managing costs, including capital expenditures, maintaining a strong balance sheet, and ensuring adequate liquidity. Our primary cash needs are debt servicing, acquisition of solar energy portfolios, operating expenses, and working capital to support the growth in our business. Working capital is impacted by the timing and extent of our business needs. See below discussions under “Cash Flows Summary” for the impact of our operations on our cash balances during the six months ended June 30, 2026 and 2025.

As of June 30, 2026, our aggregate debt balance was $662.6 million, net of $14.1 million of unamortized fair value adjustment and $2.9 million of unamortized deferred financing costs, all of which is non-recourse project-level debt. Our debt consists of five senior debt facilities and one subordinated debt facility, of which the earliest maturity date is October 30, 2026, unless a signed term sheet for a long-term financing is obtained, in which case the earliest maturity date is January 30, 2027 and has been classified as current at June 30, 2026. The maturity date of the SP2 Facility is May 14, 2027 and has been classified as current as of June 30, 2026. For additional information on our debt, refer to Note 7. Non-Recourse Debt included within the accompanying unaudited condensed consolidated financial statements.
These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) assuming the Company will continue as a going concern.

The Company’s debt obligations under the SP1 Facility and SP2 Facility are non-recourse to the Company (see Note 7. Non-Recourse Debt). With regards to the SP1 Facility, on March 27, 2026, the Company entered into the SP1 Facility Amendment to extend the maturity of this facility to October 30, 2026 (the “Amended SP1 Maturity Date”), unless a signed term sheet for a long-term financing is obtained, in which case the extended maturity date will be January 30, 2027. The maturity date of the SP2 Facility is May 14, 2027 (the “SP2 Maturity Date”). Because (i) the Amended SP1 Maturity Date and the SP2 Maturity Date are within twelve months from the date the accompanying unaudited condensed consolidated financial statements are issued, (ii) the Company has not yet entered into a commitment to refinance the SP1 or SP2 Facility, (iii) the Company has determined that it is unlikely to have sufficient cash on hand or proceeds from currently available liquidity sources to satisfy the SP1 Facility at the Amended SP1 Maturity Date or the SP2 Facility at the SP2 Maturity Date, (iv) the Company had negative working capital of $175.0 million as of June 30, 2026 due to the current maturity of the SP1 Facility and SP2 Facility, and (v) the Company has experienced recurring net losses and negative cash flows from operations for the six months ended June 30, 2026 and 2025, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company is working towards obtaining a signed term sheet for the SP1 Facility prior to the Amended SP1 Maturity Date, refinancing the SP1 Facility before the extended maturity date of January 30, 2027, and refinancing the SP2 Facility prior to the SP2 Maturity Date consistent with the Company’s historical financing strategy for investing in solar assets on a leveraged basis. The Company has engaged a financial advisor to assist the Company with potential lenders, which are currently being reviewed by management. However, the Company can offer no assurances it will be able to obtain financing at acceptable terms or at all. Therefore, the Company has concluded that there is substantial doubt about its ability to continue as a going concern. Should the Company be unsuccessful in refinancing the SP1 Facility or the SP2 Facility, this could result in a foreclosure of collateral and negatively impact operations. Further, an event of default on the SP1 Facility, SP2 Facility, or SP3 Facility would result in a cross default on the Second KeyBank Credit Agreement.

Cash Flows Summary
Presented below is a summary of our operating, investing and financing cash flows:

	Six Months Ended
(Amounts in thousands)	June 30, 2026	June 30, 2025
Net cash provided by (used in)
Operating activities	$(5,925)	$(11,467)
Investing activities	12,333	8,296
Financing activities	(18,010)	(15,520)
Net change in cash and cash equivalents and restricted cash	$(11,602)	$(18,691)
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
Net cash used in operating activities improved by $5.5 million in the six months ended June 30, 2026 compared to the same period in 2025 primarily due to a decrease in the net loss primarily related to lower O&M and SG&A expenses during the six months ended June 30, 2026, discussed above. Net working capital changes remained consistent compared to the prior year quarter while accounts receivable increased primarily due to SREC receivables resulting in a negative impact on cash.
Cash Flows Provided by Investing Activities
The net cash provided by investing activities in the six months ended June 30, 2026 was $12.3 million, which primarily related to $9.4 million of proceeds from our investments under the SEMTH Master Lease and $2.9 million of proceeds from the sale of solar energy systems. There were no payments related to the acquisition or purchases of property and equipment in 2026 compared to $4.5 million related to the acquisition of the Additional NJR Systems in 2025.
The net cash provided by investing activities in the six months ended June 30, 2025 primarily related to $10.5 million of proceeds from the SEMTH investment and $2.6 million of proceeds from the sale of solar energy systems, partially offset by $4.5 million of net payments related to the NJR Acquisition.
Cash Flows Used in Financing Activities
The net cash used in financing activities in the six months ended June 30, 2026 was $18.0 million, which primarily related to $16.1 million for repayments of our non-recourse debt, and $1.9 million related to deferred financing costs incurred as part of the SP1 extension.
The net cash used in financing activities in the six months ended June 30, 2025 primarily related to $13.6 million for repayments of our non-recourse debt and $1.8 million related to shares repurchased under our Repurchase Program.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. Preparation of these unaudited condensed financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our most critical accounting estimates are those most important to the portrayal of its financial condition and results of operations and which require us to make its most difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Although management believes that its estimates and assumptions are reasonable, they are based on information available when they are made and, therefore, may differ from estimates made under different assumptions or conditions. Our critical accounting estimates are discussed within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. Other than the valuation models used in determining future principal debt amortization on certain of our credit facilities, there have been no other material changes to our critical accounting estimates during the six months ended June 30, 2026.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date. It should be noted that in designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at reaching that level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no share repurchases during the three months ended June 30, 2026.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits

Exhibit No.	Description	Included	Form	Exhibit	Filing Date
2.1	Asset Purchase Agreement by and between NJR Clean Energy Ventures II Corporation, as Seller, and Spruce Power 5, LLC, as Buyer, dated as of November 22, 2024	By Reference	10-K	2.2	March 31, 2025
3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	8-K	3.1	December 23, 2020
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation	By Reference	8-K	3.1	October 6, 2023
3.3	Certificate of Amendment changing name of Registrant to Spruce Power Holding Corporation	By Reference	8-K	3.1	November 14, 2022
3.4	Amended and Restated Bylaws, as amended as of November 10, 2022	By Reference	8-K	3.2	November 14, 2022
10.1*	Offer Letter, dated June 22, 2026 between Spruce Power Holding Corporation and Bobby L. Owens	Herewith
10.2	Omnibus Amendment and Accession dated April 8, 2022, among KWS Solar Term Parent 1 LLC, KWS Solar Term Parent 2 LLC and KWS Solar Term Parent 3 LLC, as Co-Borrowers, KeyBank National Association, as Administrative Agent, and the lenders from time to time party thereto.	By Reference	8-K	10.4	September 15, 2022
10.3*
Consent and Amendment to the Amended and Restated Credit Agreement dated July 12, 2022, among KWS Solar Term Parent 1 LLC, KWS Solar Term Parent 2 LLC and KWS Solar Term Parent 3 LLC, as Co-Borrowers, KeyBank National Association, as Administrative Agent, and the lenders from time to time party thereto.
		Herewith
10.4*	Waiver and Second Amendment to the Amended and Restated Credit Agreement dated July 12, 2022, among KWS Solar Term Parent 1 LLC, KWS Solar Term Parent 2 LLC and KWS Solar Term Parent 3 LLC, as Co-Borrowers, KeyBank National Association, as Administrative Agent, and the lenders from time to time party thereto.	By Reference	8-K	10.5	September 15, 2022
10.5*
Consent and Amendment to the Amended and Restated Credit Agreement dated August 18, 2023, among KWS Solar Term Parent 1 LLC, KWS Solar Term Parent 2 LLC and KWS Solar Term Parent 3 LLC, as Co-Borrowers, KeyBank National Association, as Administrative Agent, and the lenders from time to time party thereto.
		Herewith

Exhibit No.	Description	Included	Form	Exhibit	Filing Date
10.6*
Consent and Amendment to the Amended and Restated Credit Agreement dated March 27, 2026, among KWS Solar Term Parent 1 LLC, KWS Solar Term Parent 2 LLC and KWS Solar Term Parent 3 LLC, as Co-Borrowers, KeyBank National Association, as Administrative Agent, and the lenders from time to time party thereto.
Herewith
10.7*
Amendment to Credit Agreement dated July 31, 2026 among KWS Solar Term Parent 1 LLC, KWS Solar Term Parent 2 LLC, KWS Solar Term Parent 3 LLC and Spruce Power 3 Holdco, LLC, as Co-Borrowers, KeyBank National Association, as Administrative Agent, and the lenders from time to time party thereto.

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

SPRUCE POWER HOLDING CORPORATION

Date: August 13, 2026	By:	/s/ Christopher Hayes
	Name:	Christopher Hayes
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Thomas James Cimino
	Name:	Thomas James Cimino
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)