Form 10-Q
period 2026-09-30
SPRUCE POWER HOLDING CORP
filed 2026-11-13
CIK 1772720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
___________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________ TO _________
Commission File Number: 001-38971
Spruce Power Holding Corporation
(Exact name of Registrant as specified in its Charter)

Texas	83-4109918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

820 Gessner Rd, Suite 500 Houston, Texas	77024
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (866) 777-8235
___________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Shares of common stock, $0.0001 par value	SPRU	New York Stock Exchange

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
As of November 9, 2026, 19,294,133 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

		PAGE
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	5
	Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 (unaudited)	5
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2026 and 2025 (unaudited)	7
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests for the Three and Nine Months Ended September 30, 2026 and 2025 (unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025 (unaudited)	10
	Notes to Unaudited Condensed Consolidated Financial Statements	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	44

PART II- OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	47
Item 6.	Exhibits	48
SIGNATURES		49
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

•We are subject to risks relating to our outstanding debt, including risks relating to rising interest rates, the risk that we may not have sufficient cash flow to pay our debt, the risk that we may not maintain compliance with financial or other covenants relating to our outstanding debt, the risk that we may not be able to refinance our debt prior to the applicable maturity dates or to refinance on terms favorable to us, the risk that any failure to refinance any of our debt prior to the applicable maturity date may result in a foreclosure of collateral, a cross-default under other debt facilities or other adverse changes, including additional collateral requirements, and the risk that we may not be able to continue as a going concern if we are unable to repay or refinance any of our indebtedness prior to the applicable maturity date.

•We may be subject to limitations on distributions of cash from our subsidiaries pursuant to the terms of our outstanding debt, which may have an adverse effect on our cash flows and our business operations.

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

Part I - Financial Information
Item 1. Financial Statements
Spruce Power Holding Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	As of
(In thousands, except share and per share amounts)	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$40,058	$54,842
Restricted cash	47,283	38,303
Accounts receivable, net of allowance for credit losses of $0.5 million and $0.8 million as of September 30, 2026 and December 31, 2025, respectively	12,690	15,748
Interest rate swap assets, current	5,071	3,791
Prepaid expenses and other current assets	2,173	3,189
Total current assets	107,275	115,873
Investment related to SEMTH master lease agreement	129,381	132,843
Property and equipment, net	535,398	561,388
Interest rate swap assets, non-current	14,393	9,990
Intangible assets, net	6,989	7,830
Deferred rent assets	5,902	4,872
Right-of-use assets, net	3,602	4,208
Other assets	3,883	269
Total assets[1]	$806,823	$837,273
Liabilities, stockholders’ equity and noncontrolling interests
Current liabilities
Accounts payable	$1,859	$1,916
Accrued expenses and other current liabilities	18,287	20,308
Non-recourse debt, current	266,763	213,826
Deferred revenue, current	1,179	1,222
Lease liability, current	997	945
Interest rate swap liabilities, current	3	545
Total current liabilities	289,088	238,762
Non-recourse debt, non-current	375,920	462,942
Deferred revenue, non-current	4,486	3,831
Lease liability, non-current	3,417	4,181
Unfavorable solar renewable energy agreements, net	180	807
Interest rate swap liabilities, non-current	—	1,633
Other long-term liabilities	4,167	3,865
Total liabilities[2]	677,258	716,021
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value; 350,000,000 shares authorized at September 30, 2026 and December 31, 2025; 21,140,174 and 19,269,347 shares issued and outstanding at September 30, 2026, respectively, and 20,041,252 and 18,170,425 shares issued and outstanding at December 31, 2025, respectively	2	2
Additional paid-in capital	483,053	481,327
Accumulated deficit	(347,977)	(354,404)

Treasury stock at cost, 1,870,827 shares and 1,870,827 at September 30, 2026 and December 31, 2025, respectively	(8,095)	(8,095)
Total stockholders’ equity	126,983	118,830
Noncontrolling interests	2,582	2,422
Total equity	129,565	121,252
Total liabilities, stockholders’ equity and noncontrolling interests	$806,823	$837,273
See Notes to Unaudited Condensed Consolidated Financial Statements.
(1) The Company’s consolidated assets include $34.5 million of assets from consolidated variable interest entities (“VIEs”) as of September 30, 2026 that can only be used to settle obligations of VIEs, see Note 11 Noncontrolling Interests.
(2) The Company’s consolidated liabilities include $1.9 million of liabilities from consolidated variable interest entities (“VIEs”) as of September 30, 2026, for which creditors do not have recourse to the general credit of the Company, see Note 11 Noncontrolling Interests.

Spruce Power Holding Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share and share amounts)	2026	2025	2026	2025

Revenues	$29,693	$30,743	$83,460	$87,834
Operating expenses:
Cost of revenues - solar energy systems depreciation	7,229	7,490	21,753	22,066
Cost of revenues - operations and maintenance	3,261	1,900	6,939	7,985
Selling, general and administrative expenses	10,269	13,315	33,128	43,215
(Gain) loss on asset disposal, net	479	(409)	(438)	(1,069)
Total operating expenses	21,238	22,296	61,382	72,197
Income from operations	8,455	8,447	22,078	15,637
Other (income)/expense:
Interest income	(4,841)	(5,191)	(14,443)	(15,632)
Interest expense, net	12,863	12,815	38,017	38,302
Change in fair value of interest rate swaps	(5,159)	1,573	(7,858)	11,938
Other expense/(income), net	(586)	(36)	(434)	(76)
Net income (loss)	6,178	(714)	6,796	(18,895)
Less: Net income attributable to noncontrolling interests	145	146	369	269
Net income (loss) attributable to stockholders	$6,033	$(860)	$6,427	$(19,164)
Net income (loss) per share, basic	$0.32	$(0.04)	$0.36	$(1.04)
Net income (loss) per share, diluted	$0.28	$(0.04)	$0.31	$(1.04)
Net income (loss) attributable to stockholders per share, basic	$0.31	$(0.05)	$0.34	$(1.06)
Net income (loss) attributable to stockholders per share, diluted	$0.28	$(0.05)	$0.29	$(1.06)
Weighted-average shares outstanding, basic	19,254,878	17,999,083	18,685,742	18,033,935
Weighted-average shares outstanding, diluted	21,816,861	17,999,083	21,897,105	18,033,935

See Notes to Unaudited Condensed Consolidated Financial Statements.

Spruce Power Holding Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests (Unaudited)

	Three and Nine months ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Total Stockholder's Equity	Noncontrolling Interests	Total Equity
(In thousands, except share data)	Shares	Amount			Shares	Amount
Balance at December 31, 2025	20,041,252	$2	$481,327	$(354,404)	1,870,827	$(8,095)	$118,830	$2,422	$121,252
Capital distributions to noncontrolling interests	—	—	—	—	—	—	—	(71)	(71)
Stock-based compensation expense, net	—	—	1,013	—	—	—	1,013	—	1,013
Net income (loss)	—	—	—	(2,925)	—	—	(2,925)	70	(2,855)
Balance at March 31, 2026	20,041,252	$2	$482,340	$(357,329)	1,870,827	$(8,095)	$116,918	$2,421	$119,339
Issuance of restricted stock	1,079,246	—	—	—	—	—		—	—
Capital distributions to noncontrolling interests	—	—	—	—	—	—	—	(56)	(56)
Stock-based compensation expense, net	—	—	162	—	—	—	162	—	162
Net income (loss)	—	—	—	3,319	—	—	3,319	154	3,473
Balance at June 30, 2026	21,120,498	$2	$482,502	$(354,010)	1,870,827	$(8,095)	$120,399	$2,519	$122,918
Issuance of restricted stock	19,676	—	—	—	—	—		—	—
Capital distributions to noncontrolling interests	—	—	—	—	—	—	—	(82)	(82)
Stock-based compensation expense, net	—	—	551	—	—	—	551	—	551
Net income (loss)	—	—	—	6,033	—	—	6,033	145	6,178
Balance at September 30, 2026	21,140,174	$2	$483,053	$(347,977)	1,870,827	$(8,095)	$126,983	$2,582	$129,565

	Three and Nine months ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholder's Equity	Noncontrolling Interests	Total Equity
(In thousands, except share data)	Shares	Amount			Shares	Amount
Balance at December 31, 2024	19,403,262	$2	$478,366	$(328,377)	1,092,208	$(6,277)	$143,714	$2,438	$146,152
Issuance of restricted stock	28,732	—	—	—	—	—	—	—	—
Share Repurchases	—	—	—	—	298,952	(808)	(808)	—	(808)
Capital distributions to noncontrolling interests	—	—	—	—	—	—	—	(77)	(77)
Stock-based compensation expense, net	—	—	826	—	—	—	826	—	826
Net income (loss)	—	—	—	(15,338)	—	—	(15,338)	24	(15,314)
Balance at March 31, 2025	19,431,994	$2	$479,192	$(343,715)	1,391,160	$(7,085)	$128,394	$2,385	$130,779
Issuance of restricted stock	273,201	—	—	—	—	—	—	—	—
Share Repurchases	—	—	—	—	479,667	(1,010)	(1,010)	—	(1,010)
Capital distributions to noncontrolling interests	—	—	—	—	—	—	—	(61)	(61)
Stock-based compensation expense, net	—	—	569	—	—	—	569	—	569
Net income (loss)	—	—	—	(2,966)	—	—	(2,966)	99	(2,867)
Balance at June 30, 2025	19,705,195	$2	$479,761	$(346,681)	1,870,827	$(8,095)	$124,987	$2,423	$127,410
Issuance of restricted stock	330,887	—	—	—	—	—	—	—	—
Capital distributions to noncontrolling interests	—	—	—	—	—	—	—	(87)	(87)
Stock-based compensation expense, net	—	—	727	—	—	—	727	—	727
Net income (loss)	—	—	—	(860)	—	—	(860)	146	(714)
Balance at September 30, 2025	20,036,082	$2	$480,488	$(347,541)	1,870,827	$(8,095)	$124,854	$2,482	$127,336

See Notes to Unaudited Condensed Consolidated Financial Statements.

Spruce Power Holding Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2026	2025

Operating activities:
Net income (loss)	$6,796	$(18,895)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation, net	1,726	2,122
Bad debt expense	900	1,047
Amortization of deferred revenue	(347)	(233)
Depreciation and amortization expense	22,767	22,857
Amortization related to unfavorable solar renewable energy agreements	(626)	(2,245)
Accretion expense	265	243
Change in fair value of interest rate swaps	(7,858)	11,938
Interest income related to SEMTH master lease agreement	(13,029)	(13,564)
(Gain) loss on disposal of assets	(438)	(1,069)
Change in operating right-of-use assets and lease liability	(106)	(54)
Amortization of debt discount and deferred financing costs	5,741	4,922
Changes in operating assets and liabilities:
Accounts receivable, net	2,158	(4,629)
Deferred rent assets	(1,030)	(762)
Prepaid expenses and other current assets	1,015	1,824
Other assets	(815)	—
Accounts payable	(57)	472
Accrued expenses and other current liabilities	(2,402)	(5,271)
Other long-term liabilities	38	—
Deferred revenue	960	1,069
Net cash provided by (used in) operating activities	15,658	(228)
Investing activities:
Proceeds from sale of solar energy systems	4,502	4,063
Proceeds from investment related to SEMTH master lease agreement	16,870	17,879
Cash paid for acquisitions	—	(4,820)
Purchases of other property and equipment	—	(220)
Net cash provided by investing activities	21,372	16,902
Financing activities:
Proceeds from issuance of non-recourse debt	135	—
Payment of deferred financing costs	(4,707)	—
Repayments of non-recourse debt	(38,053)	(25,010)
Share repurchases	—	(1,818)
Capital distributions to noncontrolling interests	(209)	(225)
Net cash used in financing activities	(42,834)	(27,053)
Net change in cash and cash equivalents and restricted cash:	(5,804)	(10,379)
Cash and cash equivalents and restricted cash, beginning of period	93,145	109,148
Cash and cash equivalents and restricted cash, end of period	$87,341	$98,769

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,974	$28,562
Supplemental disclosure of noncash investing and financing information:
Right-of-use asset obtained in exchange for lease liability	$—	$307

See Notes to Unaudited Condensed Consolidated Financial Statements.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

Description of Business

Spruce Power Holding Corporation and its subsidiaries (“Spruce Power” or the “Company”) is a leading owner and operator of distributed solar energy assets across the U.S., offering subscription-based services to approximately 83,000 home solar assets and customer contracts, making renewable energy more accessible to everyone. The Company is engaged in the ownership and maintenance of home solar energy systems for homeowners in the U.S. Spruce Power Holding Corporation was incorporated in the State of Delaware in 2019 and redomiciled to the State of Texas by conversion on October 30, 2026.

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

The Company’s debt obligations under the SP1 Facility, SP2 Facility and SP3 Facility are non-recourse to the Company (see Note 7. Non-Recourse Debt). With regards to the SP1 Facility, on March 27, 2026, the Company entered into the SP1 Facility Amendment, as defined below, which extended the maturity of this facility to January 30, 2027, subject to the delivery, on or before October 30, 2026, of an executed term sheet or commitment letter for the refinancing of the SP1 Facility in full on terms acceptable to the required lenders, which condition the Company satisfied as described below (the “Amended SP1 Maturity Date”). The maturity date of the SP2 Facility is May 14, 2027 (the “SP2 Maturity Date”) and the maturity date of the SP3 Facility is November 13, 2027 (the “SP3 Maturity Date”). The Company also plans to refinance the SP5 Facility prior to its maturity date of November 22, 2027 (the “SP5 Maturity Date”), which is approximately twelve months from the date the accompanying unaudited condensed consolidated financial statements are issued. Both the SP1 Facility and SP2 Facility have been classified as current as of September 30, 2026 (see Note 7 Non-Recourse Debt). Because (i) the Amended SP1 Maturity Date, the SP2 Maturity Date, the SP3 Maturity Date, and the SP5 Maturity Date are within, or close to, twelve months from the date the accompanying unaudited condensed consolidated financial statements are issued, (ii) the Company has determined that it is unlikely to have sufficient cash on hand or proceeds from currently available liquidity sources to satisfy these obligations at the applicable maturity dates, and (iii) the Company had negative

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

working capital of $181.8 million as of September 30, 2026 due to the current maturity of the SP1 Facility and SP2 Facility, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

On October 30, 2026, the Company obtained an executed non-binding term sheet for the SP1 Facility, the SP2 Facility, and the SP3 Facility. The Company is working towards refinancing the SP1 Facility before the Amended SP1 Maturity Date, refinancing the SP2 Facility prior to the SP2 Maturity Date, and refinancing the SP3 Facility prior to the SP3 Maturity Date consistent with the Company’s historical financing strategy for investing in solar assets on a leveraged basis. However, the Company can offer no assurances it will be able to obtain financing at acceptable terms or at all. Therefore, the Company has concluded that there is substantial doubt about its ability to continue as a going concern. Should the Company be unsuccessful in refinancing the SP1 Facility, the SP2 Facility, or the SP3 Facility, this could result in a foreclosure of collateral and negatively impact the Company’s operations. In regards to the Second KeyBank Credit Agreement, (i) the failure to consummate a refinancing of the SP1 Facility, the SP2 Facility, and the SP3 Facility by January 30, 2027 that satisfies certain requirements of the Second KeyBank Credit Agreement or is otherwise acceptable to the required lenders thereunder would trigger an obligation to provide additional collateral (discussed in Note 7. Non-Recourse Debt), and (ii) the occurrence of a continuing event of default under the SP1 Facility, the SP2 Facility, or the SP3 Facility would result in a cross default under the Second KeyBank Credit Agreement.

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
The Company's accompanying unaudited condensed consolidated financial statements include the accounts of its wholly owned subsidiaries and two controlled variable interest entities (“VIEs”), for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the Company’s presentation as of and for the quarter ended September 30, 2026, and such reclassifications had no effect on the Company’s previously reported financial position, results of operations, or cash flows.
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

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

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

Discontinued Operations
For the periods presented within these condensed consolidated financial statements, amounts related to discontinued operations were determined to be immaterial. Accordingly, such amounts are not presented separately and are included within continuing operations. The amounts presented as of December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025 were revised to reflect this presentation.
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
The Company’s initial investments in Volta Solar Owner II, LLC and ORE F4 HoldCo, LLC (collectively, the “Funds”) were determined to be variable interests in VIEs and remained as such as of September 30, 2026 and December 31, 2025.
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
Concentration of credit risks and revenue
Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivables, net. At times, the Company may hold cash balances at a single bank in excess of the Federal Deposit Insurance Corporation deposit insurance limit of $250,000. At September 30, 2026 and December 31, 2025, the Company had cash in excess of the federal deposit insurance limit. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as most of the balances are invested in treasury bills, which are government backed securities.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended September 30, 2026, the Company had one customer that represented 15% of the Company’s revenues. For the nine months ended September 30, 2026, the Company had no customers that represented more than 10% of the Company’s revenues. For the three and nine months ended September 30, 2025 the Company had one customer that represented 17% and 14% of the Company’s revenues, respectively.

As of September 30, 2026 the Company had no customers that represented more than 10% of the Company’s accounts receivable balance related to solar renewable energy credits. As of December 31, 2025 the Company had one customer receivable balance related to solar renewable energy credits that represented 41% of the Company’s accounts receivable balance.

Restricted cash

Restricted cash held at September 30, 2026 and December 31, 2025 of $47.3 million and $38.3 million, respectively, primarily consists of cash that is subject to restriction due to provisions in the Company's financing agreements and the operating agreements of subsidiary fund companies. The carrying amount reported in the unaudited condensed consolidated balance sheets for restricted cash approximates its fair value.

The following table provides a reconciliation of cash and cash equivalents and restricted cash to the total amounts shown within the unaudited condensed consolidated statements of cash flows for each period ended:

	Nine Months Ended
(Amounts in thousands)	September 30, 2026	September 30, 2025
Cash and cash equivalents	$40,058	$53,645
Restricted cash	47,283	45,124
Total cash, cash equivalents and restricted cash	$87,341	$98,769
Accounts receivable, net
Accounts receivable, net primarily represent amounts due from the Company’s customers. The accounts receivable, net balances as of September 30, 2026 and December 31, 2025 were $12.7 million and $15.7 million, respectively. The accounts receivable, net balances as of September 30, 2025 and December 31, 2024 were $18.1 million and $15.0 million, respectively. Accounts receivable is recorded net of allowance for credit losses, which is determined by the Company’s assessment of the collectability of customer accounts based on the best available data at the time of the assessment. Management reviews the allowance for credit losses by considering factors such as historical experience, contractual term, aging category and current and forecasted economic conditions that may affect customers. The following table presents the changes in the allowance for credit losses recorded against accounts receivable, net on the unaudited condensed consolidated balance sheets:

	As of
(Amounts in thousands)	September 30, 2026	December 31, 2025
Balance at the beginning of the period	$790	$757
Write-off of uncollectible accounts	(1,196)	(1,268)
Provision for current expected credit losses	900	1,301
Balance at the end of the period	$494	$790

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Investment related to SEMTH Master Lease and interest income
The Company accounts for its investment related to the SEMTH Master Lease in accordance with Accounting Standards Codification (“ASC”) 325-40, Investments—Other—Beneficial Interests in Securitized Financial Assets. The SEMTH Master Lease includes 20 year use rights to customer payment streams of approximately 22,500 home SLAs and PPAs. The Company recognizes accretable yield as interest income over the life of the related beneficial interest using the effective yield method, which is reflected within interest income in the unaudited condensed consolidated statements of operations in the amount of $4.3 million and $13.0 million for the three and nine months ended September 30, 2026 and $4.5 million and $13.5 million for the three and nine months ended September 30, 2025, respectively. On a recurring basis, the Company evaluates changes in the cash flows expected to be collected from the cash flows previously projected, and when favorable or adverse changes are deemed other than temporary, the Company prospectively updates its expectation of cash flows to be collected, which may impact the allowance for credit losses if the cash flow change is unfavorable, and recalculates the amount of accretable yield for the related beneficial interest. Assumptions used in the development of the expected cash flows include expected cash inflows related to the market utility rates in the states where these solar assets are located and expected cash outflows associated with operating and maintenance of these solar assets.
Impairment of long-lived assets
The Company reviews long-lived assets, such as property and equipment and intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. The Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluates the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value. There were no long-lived asset impairment charges recognized during the three and nine months ended September 30, 2026 and 2025.
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
The following table presents the detail of the Company’s revenues as reflected within the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
PPA revenues	$11,207	$11,453	$30,946	$31,444
SLA revenues	10,276	9,742	30,623	29,678
Solar renewable energy credit revenues	5,911	6,544	16,197	17,603
Performance-based incentives	249	255	795	1,970
Servicing revenues	734	943	1,329	2,322
Intangibles amortization, unfavorable solar renewable energy revenue agreements	94	749	280	2,245
Other revenue	1,222	1,057	3,290	2,572
Total	$29,693	$30,743	$83,460	$87,834
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

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

•SLA revenues - The Company has SLAs, which do not meet the definition of a lease under ASC 842, Leases, and are accounted for as contracts with customers under ASC 606. Revenue is recognized on a straight-line basis over the contract term as the obligation to provide continuous access to the solar energy system is satisfied. The amount of revenue recognized may not equal customer cash payments due to the performance obligation being satisfied ahead of cash receipt or evenly as continuous access to the solar energy system has been provided. The differences between revenue recognition and cash payments received are reflected as deferred rent assets on the unaudited condensed consolidated balance sheets. The deferred rent asset balances as of September 30, 2026 and December 31, 2025 were $5.9 million and $4.9 million, respectively. The deferred rent asset balances as of September 30, 2025 and December 31, 2024 were $4.5 million and $3.7 million, respectively. Certain SLAs contain provisions to provide customers a performance guarantee that each solar energy system will achieve certain specified minimum solar energy production output. If the solar energy system does not produce the guaranteed production amount, the Company is obligated to pay a performance guarantee calculated as the product of (a) the shortfall production amount and (b) guaranteed rate per kWh as defined in the SLA.

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
The Company recognizes revenues for SRECs based on pricing predetermined within the respective contracts at a point in time when the SRECs are transferred. As SRECs can be sold separate from the actual electricity generated by the renewable-based generation source, the Company accounts for the SRECs it generates from its solar energy systems as governmental incentives and does not consider those SRECs output of the underlying solar energy systems. The Company classifies these SRECs as inventory held until sold and delivered to third parties. As the Company uses the incremental cost method and did not incur any incremental costs beyond the costs of producing the related electricity to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of both September 30, 2026 and December 31, 2025.

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

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

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

Deferred revenue

Deferred revenue consists of amounts for which the criteria for revenue recognition have not yet been met and includes prepayments received for unfulfilled performance obligations that will be recognized on a straight-line basis over the remaining term of the respective customer agreements. Deferred revenue, in the aggregate, as of September 30, 2026 and December 31, 2025 was $5.7 million and $5.0 million, respectively. The deferred revenue balances as of September 30, 2025 and December 31, 2024, were $4.9 million and $4.0 million, respectively.

During the three and nine months ended September 30, 2026, the Company recognized revenues of less than $0.1 million and $0.3 million, respectively, related to deferred revenue as of December 31, 2025. During the three and nine months ended September 30, 2025, the Company recognized revenues of less than $0.1 million and $0.2 million, respectively, related to deferred revenue as of December 31, 2024.

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
Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of September 30, 2026 and December 31, 2025, there were no uncertain tax positions taken or expected to be taken in the Company’s tax returns.
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
The Company did not recognize any tax related interest or penalties during the periods presented in the accompanying unaudited condensed consolidated financial statements, however, if the Company does recognize any such interest and penalties, they would be recorded as a component of the provision for income taxes. There has historically been no federal or state provision for income taxes since the Company has historically incurred net operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three and nine months ended September 30, 2026 and 2025, the Company recognized no provision for income taxes, consistent with its historical losses incurred and the full valuation allowance against its deferred tax assets. As a result, the Company's effective income tax rate was 0% for the three and nine months ended September 30, 2026 and 2025.

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

Segment reporting

Segment reporting is based on the management approach, following the method that management organizes the Company’s operating segments for which separate financial information is made available to, and evaluated regularly by, the Company’s chief operating decision maker (“CODM”) in allocating resources and in assessing performance. The Company is organized and managed as a single operating and reportable segment, which engages in the sole business of providing solar energy and related services to its customers, and as of September 30, 2026 and 2025, the Company had one operating and reportable segment. See Note 14. Segment Information for further information.

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

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

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

During the three months ended September 30, 2025, the Company acquired seven of the Additional NJR Systems for approximately $0.2 million in cash.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

During the nine months ended September 30, 2025, the Company acquired 199 of the Additional NJR Systems for approximately $4.8 million in cash, inclusive of transaction costs of approximately $0.1 million. Subsequent to September 30, 2025, the Company purchased one final Additional NJR System for less than $1.0 million. During the year ended December 31, 2025, the Company acquired 200 Additional NJR Systems for approximately $5.3 million in cash, inclusive of transaction costs of approximately $0.1 million.
Note 4. Property and Equipment, Net
Property and equipment, net consisted of the following as of September 30, 2026 and December 31, 2025:

	As of
(Amounts in thousands)	September 30, 2026	December 31, 2025
Solar energy systems	$637,445	$642,299
Less: Accumulated depreciation	(102,395)	(81,430)
Solar energy systems, net	$535,050	$560,869

Furniture and fixtures	$530	$529
Computers and related equipment	306	306
Leasehold improvements	113	113
Gross other property and equipment	949	948
Less: Accumulated depreciation	(601)	(429)
Other property and equipment, net	$348	$519

Property and equipment, net	$535,398	$561,388
Cost of revenues - solar energy systems depreciation within the unaudited condensed consolidated statements of operations relates to depreciation expense of the Company’s solar energy systems. For the three and nine months ended September 30, 2026, the related amounts were $7.2 million and $21.8 million, respectively, and for the three and nine months ended September 30, 2025, the related amounts were $7.5 million and $22.1 million, respectively.
Depreciation expense related to other property and equipment is included within selling, general and administrative expenses within the unaudited condensed consolidated statements of operations, and for each of the three and nine months ended September 30, 2026 and 2025 was less than $0.1 million and $0.2 million, respectively.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Intangible Assets, Net
The following table presents the details of intangible assets, net as recorded in the unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025:

			As of
(Amounts in thousands)	Estimated Life (in Years)	Weighted Average Amortization (in Years)	September 30, 2026	December 31, 2025
Intangible assets:
Solar renewable energy agreements	1.3	1.3	$340	$340
Performance based incentives agreements	6.3 to 8.3	7.9	3,240	3,240
Trade name	26.3	26.3	8,400	8,400
Gross intangible assets		22.0	11,980	11,980
Less: Accumulated amortization			(4,991)	(4,150)
Intangible assets, net			$6,989	$7,830

Amortization of intangible assets for the three months ended September 30, 2026 was $0.2 million, of which $0.1 million and $0.1 million were recorded within revenue and selling, general and administrative expenses, respectively, for the period. Amortization of intangible assets for the nine months ended September 30, 2026 was $0.8 million, of which $0.3 million and $0.5 million were recorded within revenue and selling, general and administrative expenses, respectively, for the period.

Amortization of intangible assets for the three months ended September 30, 2025 was $0.3 million, of which $0.1 million and $0.2 million were recorded within revenue and selling, general and administrative expenses, respectively, for the period. Amortization of intangible assets for the nine months ended September 30, 2025 was $0.9 million, of which $0.3 million and $0.6 million were recorded within revenue and selling, general and administrative expenses, respectively, for the period.

As of September 30, 2026, expected amortization of intangible assets for each of the five succeeding fiscal years and thereafter is as follows:

As of
(Amounts in thousands)	September 30, 2026
Remainder of 2026	$281
2027	978
2028	878
2029	805
2030	737
Thereafter	3,310
Total	$6,989

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of September 30, 2026 and December 31, 2025:

	As of
(Amounts in thousands)	September 30, 2026	December 31, 2025
Accrued interest	$10,734	$7,682
Accrued professional fees	1,475	2,314
Accrued contingencies (See Note 12. Commitments and Contingencies)	—	3,002
Accrued compensation and related benefits	2,733	3,486
Accrued expenses, other	1,548	1,668
Accrued taxes, stock-based compensation	493	1,444
Funds held on behalf of third parties	480	—
Accrued operating and maintenance	824	712
Accrued expenses and other current liabilities	$18,287	$20,308

Note 7. Non-Recourse Debt

The following table provides a summary of the Company’s non-recourse debt as of September 30, 2026 and December 31, 2025:

(Amounts in thousands)	Due	September 30, 2026	December 31, 2025
SVB Credit Agreement, SP1 Facility	January 30, 2027	$163,058	$177,515
Second SVB Credit Agreement, SP2 Facility (1)	May 14, 2027	65,758	70,670
KeyBank Credit Agreement, SP3 Facility (1)	November 13, 2027	45,899	49,223
Second KeyBank Credit Agreement (1)	April 28, 2030	161,090	160,955
Credit Agreement, SET Facility	April 17, 2042	122,624	128,140
Banco Santander Credit Agreement, SP5 Facility	November 22, 2027	99,172	109,017
Total non-recourse debt excluding unamortized costs		657,601	695,520
Less: Unamortized fair value adjustment (1)		(13,134)	(16,471)
Less: Unamortized deferred financing costs		(1,784)	(2,281)
Total non-recourse debt		642,683	676,768
Less: Non-recourse debt, current		(266,763)	(213,826)
Non-recourse debt, non-current		$375,920	$462,942

(1) Fair value adjustment is being amortized to interest expense over the life of the related debt instruments using the effective interest method. Amortization expense for the fair value adjustment and deferred financing costs for the three and nine months ended September 30, 2026 and 2025 were $2.1 million and $5.7 million and $1.6 million and $4.9 million , respectively.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

The SP1 Facility includes debt service reserve letters of credit with related amounts issued of $17.1 million at both September 30, 2026 and December 31, 2025, and letters of credit with related amounts outstanding of $15.6 million at both September 30, 2026 and December 31, 2025. The SP2 and SP3 Facilities also include debt service reserve letters of credit with related amounts issued of $7.0 million, and $4.1 million, respectively, at both September 30, 2026 and December 31, 2025, and letters of credit with related amounts outstanding of $6.0 million and $4.1 million at both September 30, 2026 and December 31, 2025.

On March 27, 2026, the Company entered into an amendment (the “SP1 Facility Amendment”) which modified the term of the SP1 Facility with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “SP1 Facility”), and extended the maturity date from April 30, 2026 to January 30, 2027, provided that the maturity date would be October 30, 2026 if the Company did not deliver, on or prior to October 30, 2026, an executed term sheet or commitment letter for the refinancing of the SP1 Facility in full terms acceptable to the required lenders. The Company delivered an executed non-binding term sheet satisfying this condition, as described below, and the maturity date of the SP1 Facility is January 30, 2027 (the “Amended SP1 Maturity Date”). Under the terms of the SP1 Facility Amendment, the applicable margin is 2.75% per annum from the effective date of the SP1 Facility Amendment to October 30, 2026, and 3.25% per annum thereafter. The SP1 Facility Amendment includes a cross-default provision with the Second KeyBank Credit Agreement.

In connection with the SP1 Facility Amendment, the Company also entered into an amendment (the “March 2026 Second KeyBank Credit Agreement Amendment”) to the Second KeyBank Credit Agreement on March 27, 2026, which among other things, requires the co-borrowers under the Second KeyBank Credit Agreement to cause certain additional subsidiaries of the Company to guarantee the co-borrowers’ obligations and grant liens on such subsidiaries’ assets in the event that the Company (i) does not deliver, on or before October 30, 2026 an executed term sheet or commitment letter for the SP1 Facility, the SP2 Facility, and the SP3 Facility on terms satisfying the requirements of the Second KeyBank Credit Agreement, (ii) fails to actively progress the refinancing of the SP1 Facility, SP2 Facility, and SP3 Facility on the terms in such term sheet so as to be reasonably likely to consummate such refinancing by January 30, 2027, or (iii) fails to consummate the refinancing of the SP1 Facility, SP2 Facility, and SP3 Facility on or before January 30, 2027. On October 30, 2026, the Company obtained an executed non-binding term sheet for the SP1 Facility, SP2 Facility, and SP3 Facility. Also on October 30, 2026, the Company entered into an amendment to the Second KeyBank Credit Agreement, which among other things, (i) removes the requirement in the March 2026 Second KeyBank Credit Agreement Amendment that the Company deliver, on or before October 30, 2026 an executed term sheet or commitment letter for the SP1 Facility, the SP2 Facility, and the SP3 Facility and instead requires the Company to provide a long-term financial model by November 9, 2026 that assumes the completion of the refinancing on the terms specified in the non-binding term sheet obtained by the Company and (ii) revises the covenant requiring that certain additional subsidiaries of the Company guarantee the co-borrowers’ obligations and grant liens on such subsidiaries’ assets to apply solely upon failure to consummate a refinancing by January 30, 2027 that satisfies certain requirements in the Second KeyBank Credit Agreement or is otherwise acceptable to the required lenders pursuant to the Second KeyBank Credit Agreement. The Company provided the long-term financial model by November 9, 2026 as required by the amendment to the Second KeyBank Credit Agreement. The Company has capitalized costs of $3.6 million incurred as a result of the consolidated refinancing, which are included in other assets pending completion of the refinancing.

All amounts outstanding under the SP1 Facility and the SP2 Facility are included in non-recourse debt, current in the unaudited condensed consolidated balance sheet as of September 30, 2026. The effective interest rate on the SP1 Facility was 6.77% and 7.01% as of September 30, 2026 and December 31, 2025, respectively. The effective interest rate on the SP2 Facility was 6.61% and 6.97% as of September 30, 2026 and December 31, 2025, respectively.

The Company’s credit agreements related to each of its non-recourse debts require the Company to be in compliance with various covenants, and the Company was in compliance with those required covenants as of September 30, 2026. The SP1 Facility, the SP2 Facility, and the SP3 Facility require the Company to enter into and maintain Interest Rate Hedging Agreements on a pro rata basis to the extent necessary to provide interest rate protection of at least 75% but in no event greater than 100% of the aggregate principal amounts outstanding.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Certain of the Company’s credit agreements require the Company, on a quarterly basis, to consider loan to value ratios when determining current and future debt principal payments, which are subject to change.

On October 16, 2026, the Company received a notice from the lenders of the SET Facility alleging that certain reporting and calculation requirements under the applicable credit agreement had not been properly satisfied, resulting in one or more early amortization events under the SET Facility. The Company is assessing the lenders' interpretation of the applicable credit agreement provisions and has engaged in discussions with the lenders to better understand and resolve the matter. As of the date of issuance of these financial statements, the matter remains unresolved. The Company is unable to predict the ultimate outcome of these discussions. If the lenders' interpretation were ultimately accepted, the resulting consequences could include the repayment of previously distributed amounts and restrictions on the availability and distribution of future cash flows. The Company recorded $11 million as current under the SET Facility.

As of September 30, 2026, the principal maturities of the Company’s debt were as follows:

As of September 30,
(Amounts in thousands)	2026
Remainder of 2026	$181,095
2027	219,902
2028	20,348
2029	23,266
2030	143,921
Thereafter	69,069
Total	$657,601
Note 8. Interest Rate Swaps
The purpose of the Company’s swap agreements is to convert the floating interest rate on its credit agreements, discussed above, to a fixed rate. As of September 30, 2026 and December 31, 2025, the notional amount of the interest rate swaps covered approximately 91% and 89%, respectively, of the balance of the Company’s floating rate term loans as of each period end. See Note 9. Fair Value Measurements for further information on the Company’s determination of the fair value of its interest rate swaps.
During the three and nine months ended September 30, 2026, the aggregate impact of the Company’s interest rate swaps were gains of $6.5 million and $11.8 million, respectively, of which $5.2 million and $7.8 million related to favorable changes in the fair value of the interest rate swaps within the unaudited condensed consolidated statements of operations, and $1.3 million and $4.0 million related to realized gains from settlements of the interest rate swaps, which are recognized within interest expense, net in the unaudited condensed consolidated statements of operations.
During the three and nine months ended September 30, 2025, the aggregate impact of the Company’s interest rate swaps was a gain of $0.4 million and a loss of $5.8 million, respectively, of which $1.6 million and $11.9 million related to unfavorable changes in the fair value of the interest rate swaps within the unaudited condensed consolidated statements of operations, and $2.0 million and $6.2 million related to realized gains from settlements of the interest rate swaps, which are recognized within interest expense, net in the unaudited condensed consolidated statements of operations.

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
The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of September 30, 2026
(Amounts in thousands)	Level I	Level II	Level III	Total
Asset:
Interest rate swaps	$—	$19,464	$—	$19,464
Money market accounts	53,306	—	—	53,306
Total	$53,306	$19,464	$—	72,770

Liabilities:
Interest rate swaps	$—	$3	$—	$3
Total	$—	$3	$—	$3

	Fair Value Measurements as of December 31, 2025
(Amounts in thousands)	Level I	Level II	Level III	Total
Asset:
Interest rate swaps	$—	$13,781	$—	$13,781
Money market accounts	56,037	—	—	56,037
Total	$56,037	$13,781	$—	$69,818

Liabilities:
Interest rate swaps	$—	$2,178	$—	$2,178
Total	$—	$2,178	$—	$2,178
The fair value of the Company’s non-recourse debt as of September 30, 2026 and December 31, 2025 was $651.5 million and $692.5 million, respectively.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 10. Stock-Based Compensation Expense
Stock-based compensation expense for stock options and restricted stock units for the three and nine months ended September 30, 2026 was $0.6 million, and $2.5 million, respectively, and for the three and nine months ended September 30, 2025 was $0.8 million and $2.4 million, respectively. As of September 30, 2026, there was $5.5 million of unrecognized compensation cost related to stock options and restricted stock units which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 2.6 years.
Stock Options
The Company grants stock options to certain employees that will vest over a period of one to four years. A summary of stock option award activity for the nine months ended September 30, 2026 was as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2025	484,770	$9.30	6.5
Granted	—	—
Exercised	—	—
Cancelled or forfeited	—	—
Outstanding at September 30, 2026	484,770	$9.30	5.8
Exercisable at September 30, 2026	337,155	$11.73	4.97
The aggregate intrinsic value of stock options outstanding as of September 30, 2026 was less than $0.1 million. There were no stock options granted during the nine months ended September 30, 2026.
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
The aggregate intrinsic value of stock options outstanding as of September 30, 2025 was $0.1 million. There were no stock options granted during the nine months ended September 30, 2025.
Restricted Stock Units
The Company grants restricted stock units to certain employees that will generally vest over a period of four years. The fair value of restricted stock unit awards is determined by the fair value of the Company’s common stock at the date of grant. Restricted stock units activity during the nine months ended September 30, 2026 was as follows:

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested, at December 31, 2025	3,674,502	$2.39
Granted	1,461,665	1.84
Vested	(1,098,922)	2.41
Cancelled or forfeited	(988,220)	1.83
Non-vested, at September 30, 2026	3,049,025	$2.09
Restricted stock units activity during the nine months ended September 30, 2025 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested, at December 31, 2024	2,233,816	$4.60
Granted	2,640,360	1.66
Vested	(632,820)	4.11
Cancelled or forfeited	(1,019,486)	4.32
Non-vested, at September 30, 2025	3,221,870	$2.37

Note 11. Noncontrolling Interests
The following table summarizes the Company’s noncontrolling interests as of September 30, 2026:

Tax Equity Entity	Date Class A Member Admitted
ORE F4 Holdco, LLC	August 2014
Volta Solar Owner II, LLC	August 2017

The tax equity entities were structured at inception so that the allocations of income and loss for tax purposes will flip at a future date. The terms of the tax equity entities’ operating agreements contain allocations of taxable income (loss), Section 48(a) ITCs and cash distributions that vary over time and adjust between the members on an agreed date (referred to as the flip date). The operating agreements specify either a date certain flip date or an internal rate of return (“IRR”) flip date. The date certain flip date is based on the passage of a fixed period of time as defined in the operating agreements for each entity. The IRR flip date is the date on which the tax equity investor has achieved a contractual rate of return. From inception through the flip date, the Class A members' allocation of taxable income (loss) and Section 48(a) ITCs is generally 99% and the Class B members' allocation of taxable income (loss) and Section 48(a) ITCs is generally 1%. After the related flip date (or, if the tax equity investor has a deficit capital account, typically after such deficit has been eliminated), the Class A members' allocation of taxable income (loss) will typically decrease to 5% (or, in some cases, a higher percentage if required by the tax equity investor) and the Class B members' allocation of taxable income (loss) will increase by an inverse amount. Volta Solar Owner II, LLC has not reached its flip date as of September 30, 2026, whereas ORE F4 Holdco, LLC previously reached its flip date.

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

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Total assets on the consolidated balance sheets include $34.5 million, of which $31.9 million relate to Property and equipment, net as of September 30, 2026 of assets held by the company’s VIEs, which can only be used to settle obligations of the VIEs. Total liabilities on the consolidated balance sheets include $1.9 million as of September 30, 2026 of liabilities that are the obligations of the Company's VIEs.

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

State Attorney Generals’ Investigations

In 2023, the Company received subpoenas from the attorneys general for the states of Connecticut, New Jersey, New York and Texas requesting information on the Company’s billing and operations practices. The Company has been timely responding to the states’ information requests and otherwise cooperating with these investigations and intends to continue to do so until they are resolved. In March 2026, the Company resolved the matter with the Connecticut Attorney General pursuant to a Stipulation that required the Company’s subsidiary Spruce Power 3, LLC to adhere to certain billing practices and pay a nominal fee. As of September 30, 2026, the Company has paid approximately $0.1 million for the Connecticut matter. At this time the Company is unable to estimate potential losses, if any, related to these matters in the remaining states.

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

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Court, which was removed to Federal Court. That enforcement action was dismissed in March 2026 with BMZ potentially appealing at the highest level. No further subsequent appeal was entered by BMZ. As a result, the Company believes the loss is remote and the previous accrual of $1.2 million has been removed.

ITC Recapture Provisions

The IRS may disallow and recapture some, or all, of the ITCs due to improperly calculated basis after a project was placed in service ("Recapture Event"). If a Recapture Event occurs, Spruce Power is obligated to pay the applicable Class A Member a recapture adjustment, which includes the amounts the Class A Members are required to repay the IRS, including interest and penalties, as well as any third-party legal and accounting fees incurred by the Class A Members in connection to the Recapture Event, as specified in the operating agreements. Such a payment by Spruce Power to the Class A Members would not be considered a capital contribution to the fund per the operating agreements, nor would it be considered a distribution to the Class A Members. No Recapture Event was deemed probable by the Company, therefore no accrual was recorded as of September 30, 2026 and December 31, 2025.

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

Debt Guarantees

Spruce Power Holding Corporation has entered into guarantees in favor of the SP5 Borrower and the SET Borrower wherein it guaranteed the payment and performance of Solar Service Experts, LLC, a wholly owned subsidiary of the Company, as servicer under servicing agreements with these borrowers.

Indemnities and Other Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. The duration of the Company’s indemnities and guarantees varies, however the majority of these indemnities and guarantees are limited in duration. Historically, the Company has not been obligated to make significant payments for such obligations, does not anticipate future payments, and as such, no reserve has been established and no other liabilities have been recorded for these indemnities and guarantees as of September 30, 2026 and December 31, 2025.

Insurance Claims and Recoveries related to Los Angeles Fires

In January 2025, a series of wildfires broke out in the Los Angeles area of California, resulting in real and personal property and natural resource damage, personal injuries and loss of life. Based on the Company’s current assessment, the Company wrote off approximately $0.2 million of net book value associated with the damaged solar assets during the nine months ended September 30, 2025, which is reflected within gain on asset disposal, net in the unaudited condensed consolidated statements of operations. No material loss claims have been reported or recognized within the unaudited condensed consolidated financial statements as of September 30, 2026. In addition, the Company has recorded no related insurance recoveries as of September 30, 2026. The Company subsequently received insurance proceeds of $0.3 million in October 2025 related to the Los Angeles wildfires.

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Note 13. Net Income (Loss) Per Share
The following is a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share and per share data)	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to stockholders	$6,033	$(860)	$6,427	$(19,164)
Denominator:
Weighted average shares outstanding, basic	19,254,878	17,999,083	18,685,742	18,033,935
Dilutive effect of stock options and restricted stock units	2,561,983	—	3,211,363	—
Weighted average shares outstanding, diluted	21,816,861	17,999,083	21,897,105	18,033,935

Net income (loss) attributable to stockholders per share, basic	$0.31	$(0.05)	$0.34	$(1.06)
Net income (loss) attributable to stockholders per share, diluted	$0.28	$(0.05)	$0.29	$(1.06)

For the three and nine months ended September 30, 2026, the treasury stock method was used for the computation of diluted net income per share to reflect the dilutive effect of outstanding stock options and restricted stock units in computing diluted net income per share.
For the three and nine months ended September 30, 2025, potentially dilutive outstanding securities, which include stock options, restricted stock units, and warrants have been excluded from the computation of diluted net loss per share as their effect would be anti-dilutive for each period presented. As such, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share are the same for each period presented.

Note 14. Segment Information

As of September 30, 2026 and December 31, 2025, the Company had one reportable segment, which sells electricity to homeowners and provides related services to the homeowners, as well as to third party owners.

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

Spruce Power Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the Company’s significant segment expenses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Revenues	$29,693	$30,743	$83,460	$87,834
Expenses:
Cost of revenues - solar energy systems depreciation	7,229	7,490	21,753	22,066
Cost of revenues - operations and maintenance	3,261	1,900	6,939	7,985
Selling, general and administrative expenses - professional services	1,981	3,305	5,861	12,618
Selling, general and administrative expenses - compensation and benefits	5,323	6,890	17,425	20,707
Selling, general and administrative expenses - other	2,965	3,120	9,842	9,890
Interest expense, net	12,863	12,815	38,017	38,302
Other segment items, net (1)	(10,107)	(4,063)	(23,173)	(4,839)
Total expenses	23,515	31,457	76,664	106,729
Net income (loss)	$6,178	$(714)	$6,796	$(18,895)

(1) Comprised of (gain)/loss on asset disposal, net, interest income, change in fair value of interest rate swaps, and other income (expense), net for each of the three and nine months ended September 30, 2026 and 2025.

No segment asset information is presented in these unaudited condensed consolidated financial statements since the Company’s CEO does not review segment information at a different level or category other than that presented on the Company’s unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

Note 15. Share Repurchase Program
In May 2023, the Company’s Board of Directors (the “Board”) approved a share repurchase program for the repurchase of up to $50.0 million of the Company's outstanding common stock through May 15, 2025 (the “Repurchase Program”). In May 2025, the Board authorized the extension of the Repurchase Program to expire on May 15, 2027. The Repurchase Program authorizes the Company to effect repurchases through open market transactions, privately negotiated transactions, Rule 10b5-1 trading plans and/or Rule 10b-18 trading plans, and other means. The Company is not obligated to repurchase any specific number of shares or dollar amount and may discontinue the Repurchase Program at any time. The timing, number and purchase price of share repurchases, if any, will be determined by the Company’s management in its discretion and will depend on a number of factors, including the market price of shares, general market and economic conditions, and other alternatives available to the Company. The Company repurchased no shares of common stock under the Repurchase Program during each of the three and nine months ended September 30, 2026 and three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company repurchased 0.8 million shares of common stock under the Repurchase Program in open market transactions at a weighted-average price of $2.33 per share, for an aggregate purchase price of $1.8 million, inclusive of transaction costs.

Note 16. Subsequent Events

Management has reviewed all events subsequent to September 30, 2026 and prior to the filing of these unaudited condensed financial statements, the Company has determined there have been no events except as referenced within this Form 10-Q that have occurred that would require adjustments or disclosures within the unaudited condensed consolidated financial statements.

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
As used in this discussion and analysis, references to “Spruce Power,” “the Company,” “we,” “us” or “our” refer only to Spruce Power Holding Corporation and its consolidated subsidiaries.
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
Redomiciliation to the State of Texas

The Company completed its redomiciliation to the State of Texas by conversion from the State of Delaware on October 30, 2026 (the “Effective Date”). As a result of the redomiciliation by conversion, the rights of holders of the Company’s common stock are governed by the Texas Business Organizations Code and the Company’s certificate of formation and bylaws as of the Effective Date. The Company’s common stock continues to be traded on the New York Stock Exchange under the symbol “SPRU.”
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
Operating Highlights
For the three months ended September 30, 2026 and 2025, our revenues totaled $29.7 million and $30.7 million, respectively, while our net income attributable to stockholders was $6.0 million for the three months ended September 30, 2026 and our net loss attributable to stockholders was $0.9 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026 and 2025, our revenues totaled $83.5 million and $87.8 million, respectively, while our net income attributable to stockholders was $6.4 million for the nine months ended September 30, 2026 and net loss attributable to stockholders was $19.2 million for the nine months ended September 30, 2025. Our financial performance during the three and nine months ended September 30, 2026 was favorably impacted by fluctuations in the value of our interest rate swaps and by reductions in our selling, general and administrative expenses. See the section below titled “Results of Operations” in this Quarterly Report on Form 10-Q for more information on our operating results for the three and nine months ended September 30, 2026 and 2025.

We focus on several core pillars in our operations and we strive to deliver operational excellence to our clean energy customers and the communities we serve. For the three months ended September 30, 2026, our portfolio generated approximately 178 thousand MWh of power, compared to the 190 thousand MWh of power for the three months ended September 30, 2025. We prioritize a high level of customer satisfaction through our in-house call centers and customer service support teams. For three months ended September 30, 2026, our customer satisfaction score was 79%. We also concentrate our efforts on a growth strategy focusing on accretive acquisitions and a capital-light approach expanding our existing service offerings through our Spruce Pro services platform.

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

During the three months ended September 30, 2025, the Company acquired seven of the Additional NJR Systems for approximately $0.2 million in cash, inclusive of transaction costs of less than $0.1 million.
During the nine months ended September 30, 2025, the Company acquired 199 of the Additional NJR Systems for approximately $4.8 million in cash, inclusive of transaction costs of approximately $0.1 million.

SP1 Facility Amendment

On March 27, 2026, the Company entered into an amendment (the “SP1 Facility Amendment”) to the SP1 Facility with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “SP1 Facility”), and extended the maturity date from April 30, 2026 to January 30, 2027, provided that the maturity date would be October 30, 2026 if the Company did not deliver, on or prior to October 30, 2026, an executed term sheet or commitment letter for the refinancing of the SP1 Facility in full terms acceptable to the required lenders. The Company delivered an executed non-binding term sheet satisfying this condition, as described below, and the maturity date of the SP1 Facility is January 30, 2027. Under the terms of the SP1 Facility Amendment, the applicable margin is 2.75% per annum from the effective date of the extension to October 30, 2026, and 3.25% per annum until maturity. The SP1 Facility Amendment includes a cross-default provision with the Second KeyBank Credit Agreement.

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

Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
Information with respect to the unaudited condensed consolidated statements of operations for the three months ended September 30, 2026 and 2025 is presented below:

	Three Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change

Revenues	$29,693	$30,743	$(1,050)	(3)%
Operating expenses:
Cost of revenues - solar energy systems depreciation	7,229	7,490	(261)	(3)%
Cost of revenues - operations and maintenance	3,261	1,900	1,361	72%
Selling, general and administrative expenses	10,269	13,315	(3,046)	(23)%
(Gain) loss on asset disposal, net	479	(409)	888	(217)%
Total operating expenses	21,238	22,296	(1,058)	(5)%
Income from operations	8,455	8,447	8	—%
Other (income)/expense:
Interest income	(4,841)	(5,191)	350	(7)%
Interest expense, net	12,863	12,815	48	—%
Other (income)/expense, net	(5,745)	1,537	(7,282)	(474)%
Net income (loss)	6,178	(714)	6,892	(965)%
Less: Net income attributable to noncontrolling interests	145	146	(1)	(1)%
Net income (loss) attributable to stockholders	$6,033	$(860)	$6,893	(802)%
Revenues
Revenues decreased by $1.1 million, or 3%, to $29.7 million in the three months ended September 30, 2026 as compared to the same period in 2025. The decrease was due primarily to a $0.7 million reduction in non-cash amortization revenues related to capitalized intangible solar agreements and a $0.6 million reduction in SRECs.

Cost of Revenues — Solar Energy Systems Depreciation

Cost of revenues - solar energy systems depreciation decreased slightly by $0.3 million in the three months ended September 30, 2026 as compared to the same period in 2025 due to solar energy system disposals.

Cost of Revenues — Operations and Maintenance

Cost of revenues - operations and maintenance increased by $1.4 million, or 72%, to $3.3 million in the three months ended September 30, 2026 as compared to $1.9 million in the same period in 2025 primarily due to the timing of non-routine services resulting in a marginal decrease in outstanding service tickets.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $3.0 million, or 23%, to $10.3 million in the three months ended September 30, 2026 as compared to $13.3 million in the same period in 2025 primarily due to a decrease in compensation and benefits driven by a decrease in labor force, lower professional and audit related fees, and a marginal decrease in net legal fees including litigation settlements.

Interest Income

Interest income of $4.8 million in the three months ended September 30, 2026 related to $4.3 million of interest income from the SEMTH Master Lease and $0.5 million interest earned on investments. In comparison, interest income of $5.2 million for the three months ended September 30, 2025 related to $4.5 million of interest income from the SEMTH Master Lease and $0.7 million of interest earned on investments.
Interest Expense, Net
Interest expense, net in the three months ended September 30, 2026 of $12.9 million consisted of $12.1 million of interest expense, and $2.1 million related to the amortization of deferred financing costs, partially offset by realized gains from settlements of our interest rate swaps of $1.3 million.
In comparison, interest expense, net in the three months ended September 30, 2025 of $12.8 million consisted of $11.2 million of interest expense, net of realized gains from settlements of our interest rate swaps, and $1.6 million related to the amortization of debt discount and deferred financing costs.
Other (Income) Expense, net
Other income, net of $5.7 million for the three months ended September 30, 2026 primarily related to the change in fair value of interest rate swaps due to changes in forecasted market interest rates, while other expense, net of $1.5 million for the three months ended September 30, 2025 primarily related to the change in fair value of interest rate swaps.
Comparison of the Nine Months Ended September 30, 2026 and 2025
Information with respect to the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2026 and 2025 is presented below:

	Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Revenues	$83,460	$87,834	$(4,374)	(5)%
Operating expenses:
Cost of revenues - solar energy systems depreciation	21,753	22,066	(313)	(1)%
Cost of revenues - operations and maintenance	6,939	7,985	(1,046)	(13)%
Selling, general and administrative expenses	33,128	43,215	(10,087)	(23)%
(Gain) loss on asset disposal, net	(438)	(1,069)	631	(59)%
Total operating expenses	61,382	72,197	(10,815)	(15)%
Income from operations	22,078	15,637	6,441	41%
Other (income)/expense:
Interest income	(14,443)	(15,632)	1,189	(8)%
Interest expense, net	38,017	38,302	(285)	(1)%
Other (income)/expense, net	(8,292)	11,862	(20,154)	(170)%
Net income (loss)	6,796	(18,895)	25,691	(136)%
Less: Net income attributable to noncontrolling interests	369	269	100	37%
Net income (loss) attributable to stockholders	$6,427	$(19,164)	$25,591	(134)%

Revenues
Revenues decreased by $4.4 million, or 5%, to $83.5 million in the nine months ended September 30, 2026 as compared to the same period in 2025. The decrease was due primarily to a $2.0 million reduction in non-cash amortization revenues related to capitalized intangible solar agreements, a $1.4 million decrease in SREC revenue, a $1.0 million decrease in servicing revenue, and a $1.2 million decrease in performance based revenues. This was partially offset by a $0.7 million increase in other revenue related to other fees charged to the Company’s customers and a $0.9 million increase in SLA revenue.

Cost of Revenues — Solar Energy Systems Depreciation

Cost of revenues - solar energy systems depreciation decreased slightly by $0.3 million in the nine months ended September 30, 2026 as compared to the same period in 2025 due to solar energy system disposals.

Cost of Revenues — Operations and Maintenance

Cost of revenues - operations and maintenance (“O&M”) decreased by $1.1 million, or 13%, to $6.9 million in the nine months ended September 30, 2026 as compared to $8.0 million in the same period in 2025 primarily due to cost reductions resulting from certain O&M efficiencies implemented in 2025 and carried forward into 2026. These efficiencies include greater leverage of our asset management platform to streamline third party vendors management and return material authorizations processing as well as utilizing more in-house servicing teams. Additionally, the first quarter of 2025 included a significant meter upgrade effort on our solar energy systems which has been completed.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased by $10.1 million, or 23%, to $33.1 million in the nine months ended September 30, 2026 as compared to $43.2 million in the same period in 2025 primarily due to a decrease in compensation and benefits driven by a decrease in labor force, lower professional and audit related fees, and a marginal decrease in net legal fees including litigation settlements. This was partially offset by an increase in expenses associated with the debt extension.
Interest Income
Interest income of $14.4 million in the nine months ended September 30, 2026 related to $13.0 million of interest income from the SEMTH Master Lease and $1.4 million interest earned on investments. In comparison, interest income of $15.6 million for the nine months ended September 30, 2025 related to $13.5 million of interest income from the SEMTH Master Lease and $2.1 million of interest earned on investments.
Interest Expense, Net
Interest expense, net in the nine months ended September 30, 2026 of $38.0 million consisted of $36.2 million of interest expense, $5.8 million related to the amortization of deferred financing costs, partially offset by realized gains from settlements of our interest rate swaps of $4.0 million.
In comparison, interest expense, net in the nine months ended September 30, 2025 of $38.3 million consisted of (i) $33.4 million of interest expense, net of realized gains from settlements of our interest rate swaps, and (ii) $4.9 million related to the amortization of debt discount and deferred financing costs.
Interest expense, net decreased marginally year over year due to the lower debt balance resulting from repaying principal debt in 2026. See Note 7. Non-Recourse Debt for further information on our debt and Note 8. Interest Rate Swaps for further information on our interest rate swaps.
Other (Income)/Expense, net
Other (income)/expense, net of $(8.3) million and $11.9 million for the nine months ended September 30, 2026 and 2025 respectively, primarily related to the change in fair value of interest rate swaps due to changes in forecasted market interest rates.

Liquidity and Capital Resources
As of September 30, 2026, we had negative working capital of $181.8 million resulting from the presentation of the principal amounts outstanding under the SP1 Facility and SP2 Facility as current debt as of that date. Our negative working capital included cash and cash equivalents and restricted cash of $87.3 million. We had net income attributable to stockholders of $6.4 million for the nine months ended September 30, 2026 and net loss attributable to stockholders of $19.2 million for the nine months ended September 30, 2025.
Our principal sources of liquidity include cash and cash equivalents and cash inflows from operations. We receive cash from certain of our wholly-owned subsidiaries specifically related to the portfolio servicing fees provided for under the relevant servicing agreements between us and the subsidiaries, as well as reimbursement for any expenses we pay on behalf of those subsidiaries, which are allowed under certain agreements related to those subsidiaries. Our cash requirements depend on many factors, including the execution of our business strategy. We may be required to utilize our cash to support certain current and future operations of our subsidiaries. We remain focused on managing costs, including capital expenditures, maintaining a strong balance sheet, and ensuring adequate liquidity. Our primary cash needs are debt servicing, acquisition of solar energy portfolios, operating expenses, and working capital to support the growth in our business. Working capital is impacted by the timing and extent of our business needs. See below discussions under “Cash Flows Summary” for the impact of our operations on our cash balances during the nine months ended September 30, 2026 and 2025.

As of September 30, 2026, our aggregate debt balance was $642.7 million, net of $13.1 million of unamortized fair value adjustment and $1.8 million of unamortized deferred financing costs, all of which is non-recourse project-level debt. Our debt consists of five senior debt facilities and one subordinated debt facility, of which the earliest maturity date is January 30, 2027 and has been classified as current at September 30, 2026. The maturity date of the SP2 Facility is May 14, 2027 and has been classified as current as of September 30, 2026. For additional information on our debt, refer to Note 7. Non-Recourse Debt included within the accompanying unaudited condensed consolidated financial statements.
These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) assuming the Company will continue as a going concern.

The Company’s debt obligations under the SP1 Facility, SP2 Facility, and SP3 Facility are non-recourse to the Company (see Note 7. Non-Recourse Debt). With regards to the SP1 Facility, on March 27, 2026, the Company entered into the SP1 Facility Amendment, which extended the maturity of this facility to January 30, 2027, subject to the delivery, on or before October 30, 2026, of an executed term sheet or commitment letter for the refinancing of the SP1 Facility in full on terms acceptable to the required lenders, which condition the Company satisfied as described below (as so extended, the “Amended SP1 Maturity Date”). The maturity date of the SP2 Facility is May 14, 2027 (the “SP2 Maturity Date”) and the maturity date of the SP3 Facility is November 13, 2027 (the “SP3 Maturity Date”). The Company also plans to refinance the SP5 Facility prior to its maturity date of November 22, 2027 (the “SP5 Maturity Date”), which is approximately twelve months from the date the accompanying unaudited condensed consolidated financial statements are issued. Both the SP1 Facility and SP2 Facility have been classified as current as of September 30, 2026. Because (i) the Amended SP1 Maturity Date, the SP2 Maturity Date, the SP3 Maturity Date, and the SP5 Maturity Date are within, or close to, twelve months from the date the accompanying unaudited condensed consolidated financial statements are issued, (ii) the Company has determined that it is unlikely to have sufficient cash on hand or proceeds from currently available liquidity sources to satisfy these obligations at the applicable maturity dates, and (iii) the Company had negative working capital of $181.8 million as of September 30, 2026 due to the current maturity of the SP1 Facility and SP2 Facility, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

On October 30, 2026, the Company obtained an executed non-binding term sheet for the SP1 Facility, the SP2 Facility, and the SP3 Facility. The Company is working towards refinancing the SP1 Facility before the Amended SP1 Maturity Date, refinancing the SP2 Facility prior to the SP2 Maturity Date, and refinancing the SP3 Facility prior to the SP3 Maturity Date consistent with the Company’s historical financing strategy for investing in solar assets on a leveraged basis. However, the Company can offer no assurances it will be able to obtain financing at acceptable terms or at all. Therefore, the Company has concluded that there is substantial doubt about its ability to continue as a going concern. Should the Company be unsuccessful in refinancing the SP1 Facility, the SP2 Facility, or the SP3 Facility, this could result in a foreclosure of collateral and negatively impact the Company’s operations. In regards to the Second KeyBank Credit Agreement, (i) the failure to consummate a refinancing of the SP1 Facility, the SP2 Facility, and the SP3 Facility by January 30, 2027 that satisfies certain requirements of the Second KeyBank Credit Agreement or is otherwise acceptable to the required lenders thereunder would trigger an obligation to provide additional collateral (discussed in Note 7. Non-Recourse Debt), and (ii) the occurrence of a continuing event of default under the SP1 Facility, the SP2 Facility, or the SP3 Facility would result in a cross default under the Second KeyBank Credit Agreement.

On October 16, 2026, the Company received a notice from the lenders of the SET Facility alleging that certain reporting and calculation requirements under the applicable credit agreement had not been properly satisfied, resulting in one or more early amortization events under the SET Facility. The Company is assessing the lenders' interpretation of the applicable credit agreement provisions and has engaged in discussions with the lenders to better understand and resolve the matter. As of the date of issuance of these financial statements, the matter remains unresolved. The Company is unable to predict the ultimate outcome of these discussions. If the lenders' interpretation were ultimately accepted, the resulting consequences could include the repayment of previously distributed amounts and restrictions on the availability and distribution of future cash flows. The Company recorded $11 million as current under the SET Facility.
Cash Flows Summary
Presented below is a summary of our operating, investing and financing cash flows:

	Nine Months Ended
(Amounts in thousands)	September 30, 2026	September 30, 2025
Net cash provided by (used in)
Operating activities	$15,658	$(228)
Investing activities	21,372	16,902
Financing activities	(42,834)	(27,053)
Net change in cash and cash equivalents and restricted cash	$(5,804)	$(10,379)
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
Net cash provided by operating activities was $15.7 million in the nine months ended September 30, 2026 compared to net cash used in operating activities of $0.2 million for the same period in 2025, an improvement of $15.9 million primarily due to net income in the nine months ended September 30, 2026, which was the result of lower SG&A expenses discussed above. Net working capital increased primarily due to SREC receivables collections in the third quarter resulting in a positive impact on cash.
Cash Flows Provided by Investing Activities
The net cash provided by investing activities in the nine months ended September 30, 2026 was $21.4 million, which primarily related to $16.9 million of proceeds from our investments under the SEMTH Master Lease and $4.5 million of proceeds from the sale of solar energy systems. There were no payments related to the acquisition or purchases of property and equipment in 2026 compared to $4.8 million related to the acquisition of the Additional NJR Systems in 2025.
The net cash provided by investing activities in the nine months ended September 30, 2025 primarily related to $17.9 million of proceeds from the SEMTH investment and $4.1 million of proceeds from the sale of solar energy systems, partially offset by $4.8 million of net payments related to the NJR Acquisition.
Cash Flows Used in Financing Activities
The net cash used in financing activities in the nine months ended September 30, 2026 was $42.8 million, which primarily related to $38.1 million for repayments of our non-recourse debt, and $4.7 million related to deferred financing costs incurred as part of the SP1 extension.
The net cash used in financing activities in the nine months ended September 30, 2025 primarily related to $25.0 million for repayments of our non-recourse debt and $1.8 million related to shares repurchased under our Repurchase Program.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. Preparation of these unaudited condensed financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our most critical accounting estimates are those most important to the portrayal of its financial condition and results of operations and which require us to make its most difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Although management believes that its estimates and assumptions are reasonable, they are based on information available when they are made and, therefore, may differ from estimates made under different assumptions or conditions. Our critical accounting estimates are discussed within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. Other than the valuation models used in determining future principal debt amortization on certain of our credit facilities, there have been no other material changes to our critical accounting estimates during the nine months ended September 30, 2026.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date. It should be noted that in designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at reaching that level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no share repurchases during the three months ended September 30, 2026.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits

Exhibit No.	Description	Included	Form	Exhibit	Filing Date
2.1	Asset Purchase Agreement by and between NJR Clean Energy Ventures II Corporation, as Seller, and Spruce Power 5, LLC, as Buyer, dated as of November 22, 2024	By Reference	10-K	2.2	March 31, 2025
3.1	Certificate of Formation	By Reference	8-K	3.1	November 5, 2026
3.2	Bylaws	By Reference	8-K	3.2	November 5, 2026
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

SPRUCE POWER HOLDING CORPORATION

Date: November 13, 2026	By:	/s/ Christopher Hayes
	Name:	Christopher Hayes
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Thomas James Cimino
	Name:	Thomas James Cimino
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)